Form 10-Q
period 1996-12-31
FIREARMS TRAINING SYSTEMS INC
filed 1997-02-14
CIK 1021770

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

OR

    Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-21773


                         FIREARMS TRAINING SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                     57-0777018
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

                            7340 MCGINNIS FERRY ROAD
                             SUWANEE, GEORGIA 30174
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (770) 813-0180
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                              No  X
                       ---                              ---
         As of February 12, 1997, there were (1) 20,402,404 shares of the Registrant's Class A Common Stock and (2) no shares of the Registrant's Class B Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                           PART I.   FINANCIAL INFORMATION                                     Page No.
                                                                                               -------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Income
         Three and nine months ended December 31, 1996 and 1995 ................................. 3

         Condensed Consolidated Balance Sheets
         December 31, 1996 and March 31, 1996 ................................................... 4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended December 31, 1996 and 1995 ........................................... 5

         Notes to Condensed Consolidated Financial Statements ................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...............................................................8

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ......................................................................13

ITEM 5.  OTHER INFORMATION.......................................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................................14

         SIGNATURES..............................................................................15


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         FIREARMS TRAINING SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended                Nine months ended
                                                              December 31,                     December 31,
                                                         ------------------------          ----------------------
                                                            1996        1995                 1996        1995
                                                         ----------- ------------          ----------  ----------

Revenues                                                 $   25,667  $    23,784           $  64,805   $  50,873
Cost of revenues                                             12,557       10,260              30,537      24,464
                                                         ----------- ------------          ----------  ----------
Gross profit                                                 13,110       13,524              34,268      26,409
                                                         ----------- ------------          ----------  ----------

Operating expenses:
     Selling, general and administrative expenses             3,842        3,499              11,355       8,866
     Research and development expenses                          944          643               2,775       1,885
     Depreciation and amortization                              124           95                 327         291
                                                         ----------- ------------          ----------  ----------
          Total operating expenses                            4,910        4,237              14,457      11,042
                                                         ----------- ------------          ----------  ----------
Operating profit                                              8,200        9,287              19,811      15,367
                                                         ----------- ------------          ----------  ----------

Other income (expense), net:
     Interest income (expense), net                          (2,814)          37              (4,647)         72
     Nonrecurring recapitalization expenses                     (61)           -              (1,181)          -
     Other income (expense), net                                211          (33)                172         (60)
                                                         ----------- ------------          ----------  ----------
          Total other income (expense), net                  (2,664)           4              (5,656)         12
                                                         ----------- ------------          ----------  ----------

Income before income taxes and extraordinary item             5,536        9,291              14,155      15,379
Provision for income taxes                                    2,023        3,180               5,304       5,306
                                                         ----------- ------------          ----------  ----------
Net income before extraordinary item                          3,513        6,111               8,851      10,073
Extraordinary item, net of income taxes                      (3,327)           -              (3,327)          -
                                                         ----------- ------------          ----------  ----------
Net income                                               $      186  $     6,111           $   5,524   $  10,073
                                                         =========== ============          ==========  ==========

Net income per common share                              $     0.01  $      0.38           $    0.33   $    0.63
                                                         =========== ============          ==========  ==========

Weighted average common shares outstanding                   18,244       16,029              16,770      16,029
                                                         =========== ============          ==========  ==========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                        December 31,   March 31,
                                                            1996         1996
                                                         ---------     --------
                                                        (Unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                            $   1,479    $  8,121
    Accounts receivable, net                                14,191      10,092
    Inventories                                             13,869      12,836
    Income tax receivable                                    1,912        --
    Prepaid expenses and other current assets                  949         655
    Deferred income taxes                                    1,243         866
                                                         ---------    --------
        Total current assets                                33,643      32,570


Property and equipment, net                                  1,866       1,144
Escrow and other deposits                                       36         106
Other assets                                                 3,461        --
                                                         ---------    --------
                                                         $  39,006    $ 33,820
                                                         =========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $   3,716    $  3,619
    Accrued liabilities                                      6,946       5,207
    Income taxes payable                                       307       1,305
    Deferred warranty revenue and reserves                   3,069       2,223
    Current maturities of long-term debt                       794        --
                                                         ---------    --------
        Total current liabilities                           14,832      12,354
                                                         ---------    --------

Long-term debt, less current maturities                     57,806        --
                                                         ---------    --------
Other noncurrent liabilities                                   622         204
                                                         ---------    --------

Stockholders' equity:
    Class A common stock                                      --          --
    Additional paid-in-capital                             112,975       1,931
    Accumulated (deficit) earnings                        (147,291)     19,343
    Cumulative foreign currency translation adjustment          62         (12)
                                                         ---------    --------
          Total stockholders' (deficit) equity             (34,254)     21,262

                                                         ---------    --------
                                                         $  39,006    $ 33,820
                                                         =========    ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine months ended
                                                                                  December 31,
                                                                           ----------------------------
                                                                               1996           1995
                                                                           -------------  -------------

Cash flows from operating activities:
     Net income                                                            $     5,524    $    10,073
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                                              710            293
        Non cash portion of extraordinary item                                   3,871              -
        Stock grant                                                                120              -

        Changes in assets and liabilities:
          Accounts receivable, net                                              (4,099)        (4,974)
          Inventories                                                           (1,033)        (1,795)
          Income tax receivable                                                 (1,912)             -
          Prepaid expenses and other current assets                               (294)          (258)
          Deferred tax benefit                                                    (377)            14
          Non-current assets                                                      (355)           101
          Accounts payable and accrued liabilities                               1,836          2,887
          Income taxes payable                                                    (998)         2,241
          Deferred revenues and reserves                                           846             (5)
          Noncurrent liabilities                                                   418         (1,223)
                                                                           -------------  -------------
            Total adjustments                                                   (1,267)        (2,719)
                                                                           -------------  -------------
            Net cash provided by operations                                      4,257          7,354
                                                                           -------------  -------------

Cash flows from investing activities:
     Additions to property and equipment, net                                   (1,049)          (461)
                                                                           -------------  -------------

Cash flows from financing activities:
     Repurchase of warrants                                                     (3,755)             -
     Borrowings of long-term debt                                              110,000              -
     Repayments of long-term debt                                              (51,400)             -
     Proceeds from sales of common stock                                       112,740              -
     Repurchase of common stock                                               (171,150)             -
     Other assets                                                               (6,359)             -
                                                                           -------------  -------------
          Net cash used in financing activities                                 (9,924)             -
                                                                           -------------  -------------

Effect of changes in foreign exchange rates                                         74             (8)
                                                                           -------------  -------------

Net (decrease) increase in cash                                                 (6,642)         6,885
Cash, beginning of period                                                        8,121          2,328
                                                                           =============  =============
Cash, end of period                                                        $     1,479    $     9,213
                                                                           =============  =============

Supplemental disclosures of cash paid for:
     Interest                                                              $     3,419    $        11
                                                                           =============  =============
     Income  taxes                                                         $     6,355    $     2,296
                                                                           =============  =============

The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The condensed consolidated financial statements at December 31, 1996 and for the three and nine month periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal years ended March 31, 1995 and 1996, and notes thereto, together with management=s discussion and analysis of financial condition and results of operations, contained in the Prospectus (the "Prospectus") of Firearms Training Systems, Inc. (the "Company") dated November 26, 1996, as filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 424 (b) promulgated under the Securities Act of 1933. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

2.   INVENTORY.
     Inventories consist primarily of projectors, computer hardware, simulators, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                                               December 31,     March 31,
                                                  1996            1996
                                                -------         -------
     Raw materials                              $ 8,101         $ 6,620
     Work in progress                             5,047           5,556
     Finished Goods                                 721             660
                                                -------         -------
                                                $13,869         $12,836
                                                =======         =======

3.   INITIAL PUBLIC OFFERING.
     In November 1996, the Company completed an initial public offering of 6,000,000 shares of its Class A Common Stock (the "Offering"). Net proceeds to the Company were approximately $76.0 million, and were used to repay the $40 million senior subordinated bridge notes (the "Bridge Notes") issued in connection with a set of transactions (the "Recapitalization") consummated on July 31, 1996, to reduce by $11.2 million the senior bank debt (the "Senior Bank Debt") borrowed in connection with the Recapitalization under the credit agreement (the "NationsBank Credit Agreement") with NationsBank, N.A. (South) ("NationsBank") and certain other lenders, and to fund certain nonrecurring obligations of the Company.

                         FIREARMS TRAINING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   EXTRAORDINARY ITEM.
     A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and reduce the Senior Bank Debt by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of certain warrants issued in connection with the Bridge Notes (the "Warrants") and a fee paid in connection with the repayment of the Bridge Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Prospectus.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995

Net Revenues. Revenues increased $1.9 million, or 7.9%, to $25.7 million for the three months ended December 31, 1996 as compared to $23.8 million for the three months ended December 31, 1995. The $23.8 million in revenues for the three months ended December 31, 1996, accounted for 36.3% of fiscal 1996 revenues, as compared to average revenues of $13.9 million for the other three quarters of fiscal 1996. Sales to U.S. military customers for the three months ended December 31, 1996, increased by $8.8 million, or 95.1%, primarily due to increased sales to the U.S. Marine Corps. This increase was partially offset by a $5.5 million, or 48.7%, decrease in international sales, primarily due to decreased deliveries under the Netherlands Army contract and decreased sales to Italian law enforcement agencies. Sales to U.S. law enforcement customers declined by $1.5 million, or 51.4%, primarily due to a large order delivered to a federal law enforcement agency in the third quarter of fiscal 1996.

Cost of Revenues. Cost of revenues increased $2.3 million, or 22.4%, to $12.6 million for the three months ended December 31, 1996 as compared to $10.3 million for the three months ended December 31, 1995. As a percentage of revenues, cost of revenues increased to 48.9% for the three months ended December 31, 1996 as compared to 43.1% for the three months ended December 31, 1995. The lower cost of sales percentage in the third quarter of fiscal 1996 was partially attributable to the volume of revenues in that quarter and was also due to the fact that the Company had not yet increased its infrastructure to the extent necessary to handle quarterly revenues of that volume on an ongoing basis. In addition, materials as a percentage of revenues increased due to customer and product mix changes.

Gross Profit. As a result of the foregoing, gross profit decreased $0.4 million, or 3.1%, to $13.1 million, or 51.1% of revenues, for the three months ended December 31, 1996 as compared to $13.5 million, or 56.9% of the revenues, for the three months ended December 31, 1995.

Total Operating Expenses. Total operating expenses increased $0.7 million, or 15.9%, to $4.9 million for the three months ended December 31, 1996 as compared to $4.2 million for the three months ended December 31, 1995. Total operating expenses as a percentage of revenues increased to 19.1% for the three months ended December 31, 1996 from 17.8% for the three months ended December 31, 1995 due in part to a $0.3 million, or 46.8%, increase in research and development ("R&D") costs as part of continued efforts in developing new and improving existing products.

Operating Income. As a result of the foregoing, operating income decreased $1.1 million, or

11.7%, to $8.2 million, or 31.9% of revenues, for the three months ended December 31, 1996 as compared to $9.3 million, or 39.0% of revenues, for the three months ended December 31, 1995.

Other Income (Expense), net. Net interest expense totaled $2.8 million, or 11.0% of revenues for the three months ended December 31, 1996 as compared to net interest income of $37,000 for the three months ended December 31, 1995. The increase in net interest expense is a result of interest expense and amortization of deferred financing costs related to debt incurred in connection with the Recapitalization.

Provision for Income Taxes. The effective tax rate increased to 36.5% of income before income taxes for the three months ended December 31, 1996 as compared to 34.2% of income before taxes for the three months ended December 31, 1995. This increase was primarily attributable to certain nonrecurring expenses incurred in connection with the Recapitalization which are not deductible for income tax purposes.

Net Income Before Extraordinary Item. As a result of the foregoing, net income before extraordinary item decreased $2.6 million, or 42.5%, to $3.5 million, or 13.7% of revenues for the three months ended December 31, 1996 as compared to $6.1 million, or 25.7% of revenues for the three months ended December 31, 1995.

Extraordinary Item. A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and reduce the Senior Bank Debt by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt in the three months ended December 31, 1996. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of the Warrants and a fee paid in connection with the repayment of the Bridge Notes.

Net Income. As a result of the foregoing, net income as reported decreased $5.9 million, or 97.0%, to $0.2 million ($0.01 per share), or 0.7% of revenues for the three months ended December 31, 1996 as compared to $6.1 million ($0.38 per share), or 25.7% of revenues for the three months ended December 31, 1995.

Pro Forma Results. The following pro forma results give effect to the Recapitalization and the Offering as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and reflect interest expense for all periods presented, based on the Senior Bank Debt of $58.6 million outstanding after the Offering. The pro forma net income for the three months ended December 31, 1996 was $4.4 million ($0.20 per share), or 17.0% of revenues, a decrease of $0.8 million from the $5.2 million ($0.24 per share) pro forma net income for three months ended December 31, 1995.

Nine Months Ended December 31, 1996 and 1995

Revenues. Revenues increased $13.9 million, or 27.4%, to $64.8 million for the nine months ended December 31, 1996 as compared to $50.9 million for the nine months ended December 31, 1995. This increase was attributable to a $16.4 million increase in sales to the U.S. military. Deliveries to the U. S. Marine Corps accounted for a majority of the increase. This increase was partially offset by a decrease of $2.6 million, or 11.9%, in international sales, primarily due to fewer deliveries under the Netherlands Army and the British Ministry of Defense contracts. The nine months ended December 31, 1996 also included approximately $1.0 million in sales to hunter and sports customers as compared to $503,000 for the nine months ended December 31, 1995.

Cost of Revenues. Cost of revenues increased $6.1 million, or 24.8%, to $30.5 million for the nine months ended December 31, 1996 as compared to $24.4 million for the nine months ended December 31, 1995. As a percentage of revenues, cost of revenues decreased to 47.1% for the nine months ended December 31, 1996 as compared to 48.1% for the nine months ended December 31, 1995. This decrease was primarily due to a decrease in materials as a percentage of revenues due to customer and product mix changes.

Gross Profit. As a result of the foregoing, gross profit increased $7.9 million, or 29.8% to $34.3 million, or 52.9% of revenues, for the nine months ended December 31, 1996 as compared to $26.4 million, or 51.9% of the revenues, for the nine months ended December 31, 1995.

Total Operating Expenses. Total operating expenses increased $3.4 million, or 30.9% to $14.4 million for the nine months ended December 31, 1996 as compared to $11.0 million for the nine months ended December 31, 1995. Total operating expenses as a percentage of revenues increased to 22.3% for the nine months ended December 31, 1996 from 21.7% for the nine months ended December 31, 1995. Selling, general and administrative expenses increased $2.5 million, or 28.1%, as compared to the 27.4% increase in revenue. R&D costs, however, increased $0.9 million, or 47.2%, from the nine months ended December 31, 1995 to the nine months ended December 31, 1996 due to continued efforts in developing new and improving existing products.

Operating Income. As a result of the foregoing, operating income increased $4.4 million, or 28.9%, to $19.8 million, or 30.6% of revenues, for the nine months ended December 31, 1996 as compared to $15.4 million, or 30.2% of revenues, for the nine months ended December 31, 1995.

Other Income (Expense), net. Net interest expense totaled $4.6 million, or 7.2% of revenues for the nine months ended December 31, 1996 as compared to net interest income of $72,000 for the nine months ended December 31, 1995. The increase in net interest expense is a result of interest expense and amortization of deferred financing costs related to debt incurred in connection with the Recapitalization. Other income (expense), net also includes a nonrecurring charge of $1.2 million for expenses incurred in connection with the Recapitalization.

Provision for Income Taxes. The effective tax rate increased to 37.5% of income before income taxes for the nine months ended December 31, 1996 compared to 34.5% of income before taxes for the nine months ended December 31, 1995. This increase was primarily attributable to certain of the nonrecurring expenses incurred in connection with the Recapitalization which are not deductible for income tax purposes

Net Income Before Extraordinary Item. As a result of the foregoing, net income before extraordinary item decreased $1.2 million, or 12.1%, to $8.9 million, or 13.7% of revenues for the nine months ended December 31, 1996 as compared to $10.1 million, or 19.8% of revenues for the nine months ended December 31, 1995.

Extraordinary Item. A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and reduce the Senior Bank Debt by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt in the nine months ended December 31, 1996. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of the Warrants and a fee paid in connection with the repayment of the Bridge Notes.

Net Income. As a result of the foregoing, net income as reported decreased $4.6 million, or 45.2%, to $5.5 million ($0.33 per share), or 8.5% of revenues for the nine months ended December 31, 1996 as compared to $10.1 million ($0.63 per share), or 19.8% of revenues for the nine months ended December 31, 1995.

Pro Forma Results. The following pro forma results give effect to the Recapitalization and the Offering as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and also reflect interest expense for all periods presented, based on the Senior Bank Debt of $58.6 million outstanding after the Offering. The pro forma net income for the nine months ended December 31, 1996 was $10.1 million ($0.46 per share), or 15.5% of revenues, an increase of $2.8 million, or 38.9%, over the $7.3 million ($0.34 per share) pro forma net income for nine months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs are to fund debt service, working capital and capital expenditures necessary to support its growth. Net working capital was $18.8 million at December 31, 1996 and $20.2 million at March 31, 1996.

The Company's operating activities generated cash of $4.3 million in the nine months ended December 31, 1996 and $7.4 million in the nine months ended December 31, 1995. The $3.1 million decrease in net cash provided by operations was primarily due to interest expense and the nonrecurring expenses incurred in connection with the Recapitalization. Cash generated from operations in the nine months ended December 31, 1996 and 1995 was further affected by increases in inventories and receivables.

The Company's investing activities used cash of $1.0 million for the nine months ended December 31, 1996 and $461,000 for the nine months ended December 31, 1995. The Company's use of cash for investing activities in those periods was due to capital expenditures, which were primarily for manufacturing equipment, commercial vehicles, demonstration equipment and certain computer equipment used in R&D and general administration.

As part of the Recapitalization the Company borrowed $116 million from NationsBank and certain other lenders under the NationsBank Credit Agreement. The Company used the net proceeds from the Offering of approximately $76.0 million to repay the $40 million Bridge Notes, reduce Senior Bank Debt by $11.2 million and to fund certain nonrecurring obligations of the Company. In connection with the Recapitalization, on July 31, 1996, the Company (i) repurchased certain shares of Common Stock owned by its sole shareholder for $151.9 million and agreed to make a further payment in connection therewith of $19.3 million which was satisfied with proceeds of the Offering, and (ii) issued shares of Class A Common Stock for $36 million to certain additional investors in exchange for a 79% interest in the Common Stock. The Company's financing activities used cash of $9.9 million for the nine months ended December 31, 1996, which was the net result of the Recapitalization and the Offering.

The Company's indebtedness and the related covenants will have several important effects on its future operations, including, but not limited to, the following:
(i) a portion of the Company's cash flow from operations must be dedicated to the payment of interest on and principal of its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, R&D, acquisitions, general corporate purposes or other purposes may be limited; and
(iii) the Company's level of indebtedness could limit its flexibility in reacting to business developments and changes in its industry and economic conditions generally.

The Company believes that cash flow from operations and borrowings under the NationsBank Credit Agreement will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next 12 months.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, there are no legal proceedings pending against the Company which management believes are material.

As described under the caption "Certain Legal Proceedings" in the Company's Prospectus, the Company voluntarily disclosed to the Federal Election Commission (the "FEC") that violations of the Federal Election Campaign Act may have occurred with respect to a total of $8,500 in political contributions made in the period 1990 to 1993 by a former officer of the Company on behalf of candidates for Congressional election. In January 1997, this matter was settled with the FEC by payment of a civil penalty which did not have a material adverse effect on the results of operations or the financial condition of the Company.


ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (ii) concentrations of revenues from a few large customers who vary from one period to the next; (iii) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (iv) a significant proportion of international sales which may be subject to political, monetary and economic risks; (v) the relatively undeveloped nature of the market for small and supporting arms training simulators and the need for continued adoption of simulation training systems if the market is to expand; (vi) the potential for increased competition; (vii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (viii) other factors described in the Company's Prospectus under the caption "Risk Factors".

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number                    Description
-------                   -----------

3.01 Certificate of Elimination of Certificate of Designations of Senior Preferred Stock of the Company dated December 20, 1996.

3.02 Certificate of Elimination of Certificate of Designations of Junior Preferred Stock of the Company dated December 20, 1996.

3.03     Restated Certificate of Incorporation of the Company dated December 23,
         1996.

10.01 Second Amendment, dated as of December 23, 1996, to Credit Agreement, dated as of July 31, 1996, among the Company, NationsBank, N.A. (South) and the other Lenders named therein.

10.02 Third Amendment, dated as of January 27, 1997, to Credit Agreement, dated as of July 31, 1996, among the Company, NationsBank, N.A. (South) and the other Lenders named therein.

10.03 Third Amendment to Lease Agreement dated January 31, 1997, between the Company and Schneider Atlanta, L.P. (amending the Lease filed as
         Exhibit 10.08 to the Registration Statement on Form S-1, No. 333-13105, filed by the Company with the Commission under the Securities Act of
         1933).

11.01    Statement regarding computation of net income per common share.

27.01    Financial Data Schedule.


(b)      No reports on Form 8-K were filed during the quarter ended December 31,
         1996.
                                                                           14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  February 13, 1997


                                    FIREARMS TRAINING SYSTEMS, INC.
                                    (Registrant)





                                    \s\ Peter A. Marino
                                    -------------------------------------------
                                    Peter A. Marino
                                    President and Chief Executive Officer




                                    \s\  David A. Apseloff
                                    -------------------------------------------
                                    David A. Apseloff
                                    Chief Financial Officer, Treasurer and
                                    Assistant Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number   Description
-------  -----------

3.01 Certificate of Elimination of Certificate of Designations of Senior Preferred Stock of the Company dated December 20, 1996.

3.02 Certificate of Elimination of Certificate of Designations of Junior Preferred Stock of the Company dated December 20, 1996.

3.03     Restated Certificate of Incorporation of the Company dated December 23,
         1996.

10.01 Second Amendment, dated as of December 23, 1996, to Credit Agreement, dated as of July 31, 1996, among the Company, NationsBank, N.A. (South) and the other Lenders named therein.

10.02 Third Amendment, dated as of January 27, 1997, to Credit Agreement, dated as of July 31, 1996, among the Company, NationsBank, N.A. (South) and the other Lenders named therein.

10.03 Third Amendment to Lease Agreement dated January 31, 1997, between the Company and Schneider Atlanta, L.P. (amending the Lease filed as
         Exhibit 10.08 to the Registration Statement on Form S-1, No. 333-13105, filed by the Company with the Commission under the Securities Act of
         1933).

11.01    Statement regarding computation of net income per common share.

27.01    Financial Data Schedule.