Form 10-K
period 1997-03-31
FIREARMS TRAINING SYSTEMS INC
filed 1997-06-20
CIK 1021770

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).

                 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                              OR

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-21773

                        FIREARMS TRAINING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      57-0777018
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                7340 MCGINNIS FERRY ROAD, SUWANEE, GEORGIA 30174
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (770) 813-0180
                  Name of exchange on which registered:  NONE
Securities pursuant to Section 12(g) of the Act: CLASS A COMMON STOCK, $0.000006 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 1997: $116,604,072 (based on 8,969,544 shares of Class A Common Stock outstanding held by non-affiliates at $13.00 per share; the last sale price on The Nasdaq National Market on June 16, 1997.)

     At June 16, 1997, there were issued and outstanding 20,403,970 shares of Class A Common Stock, par value $0.000006 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such forward-looking statements made by or on behalf of Firearms Training Systems, Inc. (the "Company") from time to time, including statements contained in the Company's filings with the Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings
"Business -- Growth Strategies," " -- Customers," "-- Research and Development," "-- Proprietary Operating System; Raw Materials and Suppliers," "-- Government Contracts and Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- General," and "-- Liquidity and Capital Resources" and in the Company's filings with the Commission, which are available from the Commission or which may be obtained upon request from the Company. The Company cautions that the factors and risks discussed herein and therein are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1.  BUSINESS

GENERAL

     The Company is the leading worldwide producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. The Company offers a broad array of cost-effective training systems ranging from individual marksmanship trainers to instructional systems for multiple users. Unlike traditional live firing ranges, the Company's simulation systems enable users to train in highly realistic situations through the integration of video and digitized projected imagery and modified, laser-emitting firearms that retain the fit, function and feel of the original weapon. Utilizing internally developed proprietary software and sensors incorporated into the simulated weapons, the Company's systems offer real-time feedback and evaluation with respect to a number of performance measures such as accuracy, reaction time, situational judgment and other important elements of weapons handling. In addition, the Company's simulation systems offer significant improvements in safety as well as many other benefits to customers that cannot be attained in live weapons practice, including reductions in ammunition consumption, weaponry wear, trainee transport and range maintenance costs and environmental remediation expenses. Over its 13-year history, the Company has developed over 180 types of simulated weapons and approximately 100 laser discs containing more than 1,000 training scenarios.

     The Company has focused its sales efforts primarily in the U.S. and international military and law enforcement market segments through its principal facilities near Atlanta, Georgia and its other facilities in the U.K. and the Netherlands. More recently, the Company has also begun to sell simulation training systems for hunter and sports training. By offering products that enhance training effectiveness while reducing costs, FATS has sold systems to numerous customers in the U.S. and abroad, including the U.S. Marine Corps, the U.S. Army, the U.S. Air Force, the Los Angeles and New York Police Departments, the Federal Bureau of Investigation, the Internal Revenue Service, the Singapore Army and Police Coast Guard, the British Ministry of Defense and the Royal Netherlands Army.

     To date the Company has sold more than 2,200 FATS(TM) systems in the U.S. and over 30 other countries. Although the Company is unaware of any independent third party industry statistics, the Company believes, based on its monitoring of the market, that its systems sold to date represent a substantial majority of the worldwide installed base of interactive small and supporting arms simulation systems purchased by military and law enforcement agencies. Management believes that the Company's success to date has been due primarily to the proven quality and cost-effectiveness of the Company's products, its premier FATS(TM) brand name, its strong long-term relationships with its customers, its ability to provide innovative customized training solutions on a timely basis, its extensive inventory of proven weapons and scenarios, its ability to integrate advanced technologies and its team of recognized subject matter experts. As a result of these competitive advantages, the Company's revenues and operating income have grown at compound annual growth rates of 59.4% and 120.8%, respectively, over the last five fiscal years to $90.8 million and $26.9 million, respectively, in fiscal 1997. As of March 31, 1997, the Company had a backlog of approximately $45.6 million from all customers and an additional $35.3 million in unexercised customer options to purchase the Company's products through September 30, 1999 under an existing contract with the U.S. Marine Corps.

HISTORY

     The Company was incorporated in 1984 and was a wholly owned subsidiary of THIN International N.V., a Netherlands Antilles corporation (formerly known as Firearms Training Systems International N.V.) ("THIN International"), until July 31, 1996. At that time, the Company consummated a set of transactions (the "Recapitalization") pursuant to a Recapitalization and Stock Purchase and Sale Agreement among the Company, THIN International, Centre Partners Management LLC ("Centre Management"), and a group of entities managed by Centre Management (the "Centre Entities"). As part of the Recapitalization, the Company (i) effected a 100,000-for-one stock split with respect to its common stock, (ii) issued common stock to the Centre Entities for $36 million, (iii) issued to NationsBridge, L.L.C. ("NationsBridge") certain senior subordinated bridge notes (the "Bridge Notes") for $40 million and entered into escrow arrangements providing for the delivery to NationsBridge, under certain circumstances, warrants to purchase common stock of the Company (the "NationsBridge Warrants"), (iv) entered into a new credit agreement (the "NationsBank Credit Agreement") with NationsBank, N.A. (South) ("NationsBank") and certain other lenders providing for certain credit facilities aggregating $85 million (the "Senior Bank Debt"), borrowed $76 million under such credit facilities and terminated its then existing credit facility with NationsBank, and (v) repurchased certain shares of common stock owned by THIN International for approximately $151.9 million in cash and agreed to make an additional contingent payment (the "Contingent Payment") in cash or shares of common stock upon the occurrence of certain events. Also in connection with the Recapitalization, the Company sold certain shares of common stock and granted certain options to members of the Company's management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Recapitalization."

     In November 1996, the Company completed an initial public offering, pursuant to which it offered and sold 6,000,000 shares of its common stock (the "Offering"). The Company used approximately $75.3 million in net proceeds from the Offering (i) to repay the $40 million Bridge Notes, accrued and unpaid interest thereon, and a fee in connection with this repayment, (ii) to make the Contingent Payment in the amount of $19.3 million, (iii) to pay NationsBridge approximately $3.8 million as consideration for the redelivery of the NationsBridge Warrants from escrow, and (iv) to reduce by $11.2 million the amount then outstanding under the Senior Bank Debt. Following consummation of the Offering, the Centre Entities owned or had control over approximately 54.7% and THIN International owned approximately 14.5% of the outstanding shares of Class A Common Stock (the "Common Stock").

     Prior to 1997, the Company had been an operating company. In 1997, the Company completed a reorganization into a holding company structure (the "Drop Down Transaction"), with the Company owning 100% of the outstanding capital stock of a newly-formed subsidiary, FATS, Inc., a Delaware corporation (the "Drop Down Subsidiary" or "FATS"). In connection with the Drop Down Transaction, substantially all of the assets and liabilities of the Company were contributed to the Drop Down Subsidiary, including shares of the other subsidiaries of the Company, and excluding certain obligations related to the issuance of Common Stock or under registration rights agreements and limited obligations under contracts that could not be transferred. The Drop Down Subsidiary has assumed all obligations of the Company as borrower under the NationsBank Credit Agreement and the Company, in turn, has guaranteed the obligations of the Drop Down Subsidiary under the NationsBank Credit Agreement. The Company has pledged all of the shares of capital stock of the Drop Down Subsidiary as security for the repayment of the obligations under the NationsBank Credit Agreement. Upon consummation of the Drop Down Transaction, shares of Common Stock of the Company that had been pledged by the Centre Entities, THIN International and management were released from such pledge.

     The Company is now structured as a holding company, with the Drop Down Subsidiary as the primary operating company. The Drop Down Subsidiary has five wholly owned subsidiaries that were contributed to it in the Drop Down Transaction. The subsidiaries conduct activities primarily in support of the company's international operations. The financial statements of the Company are prepared and presented on a consolidated basis and the discussions in this report reflect the operations of the Company and it subsidiaries.

INDUSTRY OVERVIEW

     The Company has helped to revolutionize small and supporting arms training through the introduction of cost-effective and realistic interactive simulation. For decades, military and law enforcement organizations have trained personnel on firing ranges with targets that are static or have limited motion capabilities. This approach neither accurately replicates the hostile situations armed personnel are likely to face nor fully develops tactical skills and individual judgment. Despite efforts by law enforcement agencies to add "aggressor" and "friendly" targets to evaluate the judgment of their trainees, live fire training remains limited in its ability to replicate real-life situations. Simulation systems not only provide solutions to these issues but also offer significant improvements in safety and many other benefits that cannot be attained in live weapons practice, including reductions in ammunition consumption, weaponry wear, trainee transport and range maintenance costs. Furthermore, many law enforcement agencies have begun to adopt simulation systems based in part on their concern over the increasing number of liability lawsuits relating to alleged uses of excessive force. As a result, military and law enforcement organizations are allocating greater portions of their training budgets to small and supporting arms simulation training.

     In addition to the increased demand for more realistic training, management believes the development of the small arms simulation industry has benefited from two trends: (i) increasing pressure on budgets, and (ii) rapidly advancing computer and imaging technology. Faced with declining budgets, many military and law enforcement agencies are adopting interactive small and supporting arms simulation as a means of reducing costs while maintaining training effectiveness. In addition, firearms simulators help customers reduce costs associated with environmental compliance requirements such as the removal from target ranges of lead deposits caused by the use of live ammunition. At the same time, advances in computing power and speed coupled with advances in high resolution graphics and video technology have made it possible to create highly realistic and cost-effective simulators. The improved fidelity and diagnostic capability of current simulators permit military and law enforcement agencies to improve the quality of firearms training at a substantially lower cost than live fire training.

     The interactive small and supporting arms simulation industry is relatively new and developing, and the Company believes that the global business opportunities remain substantial due to the significant benefits of and demand for simulation products. Moreover, management believes the trends favoring increased reliance upon simulation in the U.S. can also be identified abroad in military and law enforcement agencies in other countries, generally centralized to a greater extent than in the U.S., and facing increasingly restrictive budgets.

     Sales to U.S. and international governmental agencies are subject to numerous and changing regulations and budgetary processes that could have a material adverse effect on the Company's future results of operations and financial condition. See "-- Customers" and "-- Government Contracts and Regulation."

GROWTH STRATEGY

     The Company has experienced substantial growth in its sales during recent years and intends to seek further growth through expanded sales of its existing products in its target markets as well as the development of new products and markets. The Company's growth strategy includes the following core elements:

          Increase Market Penetration. The interactive small and supporting arms simulation industry is relatively new. As a result, the Company is seeking to broaden acceptance of its products and increase sales to military and law enforcement agencies in the U.S. and internationally. While continuing to acquire new customers by demonstrating the cost-effectiveness and training benefits of its products, the Company also focuses on generating repeat orders from existing customers. The Company has found that its customers often order additional simulation systems after an initial purchase once they experience the advantages of the FATS(TM) systems. In addition, in recent years, the Company has begun to focus on generating follow-on orders through systems upgrades, software and other auxiliary products. To support its objectives of increasing revenues, the Company has developed its infrastructure throughout the Company during fiscal 1997. The Company expects the increase in expenses due to the expansion in the infrastructure to be offset by additional revenues. If additional revenues do not result or are delayed, however, there could be a material adverse effect on the Company's results of operation and financial condition.

          Continue New Product Development. A key element of the Company's growth strategy is new product development. The Company believes that it can continue to develop new products as a result of its R&D efforts and its understanding of the needs of its customers. For example, the Company's newest simulator, the Vessel Weapons Engagement Training System ("VWETS"), is being developed at the request of and in close collaboration with an international customer. The Company is now developing smaller versions of the product for sale to other customers and believes that this integration of a motion platform with its core simulation technology can be applied to a variety of other mounted weapons training situations. In addition, the Company is currently developing simulation products for training law enforcement personnel in the use of less-than-lethal force (e.g., tear gas, batons, sticky foam and bean bag shotguns). The Company is also developing simulators for newly emerging weaponry and products integrating FATS(TM) systems with larger weapons system simulators.

          Expand into New Markets. Management believes that opportunities exist for sales beyond the Company's traditional military and law enforcement customers. The Company has already begun to focus on the hunter and sports training component of the market, which management believes is a natural extension of its activities to date. The Company believes that potential customers for products related to hunter education include both state and federal agencies which have shown interest in simulation as a means of promoting hunter safety and conservation as well as firearms dealers interested in the use of simulators for competitive shooting exercises, hunter training and home security programs.

          Pursue Selected Strategic Acquisitions. As an alternative or a supplement to the internal development of additional product lines, new products could be developed or added to the FATS(TM) line by means of strategic acquisitions, joint ventures or partnerships. In particular, an acquisition of a company with a strong brand name in lower price point or different products could permit the Company to expand its product line, while maintaining the premium position of the FATS(TM) brand name.

PRODUCTS

     The Company offers a variety of innovative products to meet the specific firearms training needs of its customers. Customers typically purchase a system comprised of a simulator, simulated firearms, scenarios and software. The Company's systems sell for prices from $50,000 for low-end systems with a basic complement of simulated firearms and scenarios to over $300,000 for high-end systems with an extensive set of simulated firearms and scenarios and auxiliary equipment. The Company also sells additional simulated firearms and laser discs to customers as add-ons to basic systems at prices ranging from approximately $1,000 to $40,000.

     Simulators. The Company's training simulators combine a primary simulation computer, a laser hit location detection system, a laser disc player and a video projector. The user of the simulator practices with a modified firearm and fires a laser beam at targets within a highly realistic training scenario appearing on a 10-to 30-foot video screen. The simulator processes data provided by the laser hit location detection system and sensors integrated into the simulated weapon to provide the instructor and trainee real-time performance feedback. In addition, the instructor can replay various parts of the training exercise with the trainee for detailed analysis of the trainee's performance, including the trainee's accuracy, reaction time, judgment and other aspects of weapons handling. Certain of the Company's simulators can accurately measure weapons fire at simulated distances of up to 2,200 meters and be linked to other simulators so that as many as 15 individuals can train at the same time. In addition, the simulators can be programmed to replicate a wide variety of real-life situations, including situations in which outcomes depend upon the user's reactions as well as situations in which the user faces unexpected events such as the malfunction of the firearm.

     Simulated Firearms. The Company works closely with its customers to offer a diverse range of specially modified or custom fabricated simulated firearms which accurately replicate the fit, function and feel of the original firearm in all material respects. The Company believes it is critical that its simulated weapons have the same physical functions and operational characteristics as the actual firearm such as weight, timing of fire, recoil, potential for weapon malfunction and loading and reloading procedures. A typical simulated firearm will include an infra-red laser, gas piston actuators, valves, several types of electronic sensors, a localized computer controller, specialized recoil buffers, gas lines, ports and wiring. Based upon customer requirements, the Company can modify actual weapons into simulated firearms or can manufacture simulated firearms from raw materials. The majority of simulated firearms sold to U.S. military and law enforcement customers are modified from actual firearms or assembled from weapon kits purchased from third party suppliers, while many international military customers provide their own firearms for the Company to convert into training devices. The Company's simulated firearms are designed for an extended life-cycle with maximum reliability and realism. Currently available weapon types include revolvers, semi-automatic pistols, shotguns, semi-automatic and burst/automatic rifles, submachine guns, machine guns, anti-armor rocket launchers, grenade launchers, cannons, mortars and archery bows.

     Scenarios and Software. The Company offers more than 100 video laser discs containing more than 1,000 scenarios designed for various targeted markets. The Company's software programs combine video and graphics into a versatile simulation package. The instructor can use the program to modify the training exercises and monitor performance of the user in a broad range of scenarios. These scenarios are based on realistic combat situations such as small unit ambushes complete with tank or helicopter aggressor units or law enforcement situations ranging from ordinary patrol encounters to special SWAT operations. Scenarios are typically filmed in an environment similar to that which the user is likely to experience. The Company often works with its customers to produce a video laser disc of a specific training scenario or location. In addition, the video disc often contains variations of the same situation so that the customer can train users in a variety of scenarios and with multiple outcomes depending upon the actions of the trainee or instructions of the trainer. The Company can also draw on its extensive library of scenarios in order to reduce the time necessary to provide customized training solutions for new customers.

     Auxiliary Equipment. The Company manufactures a wide range of optional auxiliary equipment which enhances the realism of the training scenarios. Options include: (i) enemy shootback, which simulates return fire from the target and has the ability to disable a trainee's training weapon; (ii) night vision adapter, which can simulate night training using day video scenarios and standard night vision goggles; (iii) less-than-lethal law enforcement options such as baton simulation, pepper spray training devices and blank firing weapons; and (iv) classroom trainers, in which a personal computer and software are added to the system so that as many as 40 students, each with a personal keypad, can participate in interactive training.

TARGETED MARKET

     The Company currently targets four principal market components: (i) U.S. military; (ii) U.S. law enforcement; (iii) international (including military and law enforcement authorities); and (iv) hunter and sports training.

     U.S. Military. The desire to provide realistic training while significantly reducing costs has been the primary reason for the adoption of simulated arms training by U.S. military authorities. The relatively high costs of live fire training considering the use of ammunition, wear and tear on weapons, the need to transport soldiers and equipment to the firing range and legal requirements for remediation of environmental damage to the firing range encourages military forces to use simulation to ensure proper readiness. Moreover, according to budget estimates of the U.S. Department of Defense ("DOD") for the government's fiscal 1997, certain elements of the U.S. armed forces have accumulated a substantial shortfall relative to desired inventory levels of ammunition, which shortfall has provided an impetus to certain organizations within the U.S. armed forces to adopt or expand simulation training.

     While all the U.S. military forces have embraced use of simulation, each major branch of the U.S. military is at a different stage of implementing simulation in training regimens. The U.S. Marine Corps has adopted simulation as a fundamental part of its training activities. In fiscal 1995, through competitive bidding, the Company was awarded a contract (Contract
2014) with the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under the Company's contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the U.S. General Services Administration ("GSA"). The Company believes that it is the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Army and the U.S. Air Force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- U.S. Marine Corps Contract" and "-- Results of Operations."

     A critical feature of the U.S. military component of the market is the procurement, budgeting and appropriations process. There are two principal methods by which military organizations in the U.S. acquire training equipment. For purchasing programs that will be defined in the U.S. government's budget, the military organizations generally follow the DOD's multi-phase Planning, Programming, Budgeting and Execution System ("PPBES"). In the planning phase, the DOD makes a proposal based on its examination of the specific requirements and requests of each service branch given available existing products and products under development. The Company's simulation products have been formally reviewed and tested in the planning phase by all branches of the U.S. military. In the programming phase, a Program Objective Memorandum is drafted to identify to the U.S. Congress, which is responsible for the budgeting and appropriation of funds, the specific purchases requested by the military and the desired time period for the purchases. In the budgeting phase, each military branch and command within each branch compete with the other branches or commands for funds. After funds are included in the federal budget, they must be appropriated by Congress in order to be released to the military to be spent. Typically, once funds are appropriated for simulators and other similar types of equipment for which FATS seeks contracts, the military organization has three years to enter into a contractual obligation relating to such appropriation. When a contractual obligation is incurred, funds ordinarily are expended within a five-year period beginning on the date of appropriation. Appropriated funds must be spent on the appropriated item unless the U.S. Congress otherwise agrees to a change. U.S. military authorities can also make smaller purchases from discretionary funds available to commanders for use in accordance with their service priorities. These purchases can be made through various purchasing procedures including the contracting procedures of the GSA. The Company has a standing contract with the GSA that defines the prices the Company may charge government entities for certain of its goods and services. The majority of sales to the U.S. Air Force and federal law enforcement agencies as well as sales to local law enforcement agencies financed with federal funds have been made through the GSA procedures. See "-- Government Contracts and Regulations."

     For fiscal 1997, 59.3% of the Company's total revenues and 86.3% of the Company's U.S. revenues were attributable to sales to U.S. military authorities. As of March 31, 1997, the Company had a backlog of $14.0 million for contracts or purchase orders awarded to the Company by U.S. military authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     U.S. Law Enforcement. The U.S. law enforcement component of the market is highly fragmented and can be divided into two principal groups: (i) U.S. government entities (including the U.S. Department of Justice, the U.S. Department of Treasury (including its agencies and bureaus such as the Federal Law Enforcement Training Center, the Bureau of Alcohol, Tobacco and Firearms and the Internal Revenue Service), the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Administration and the Central Intelligence Agency); and (ii) state and local law enforcement organizations such as the Los Angeles and New York City Police Departments, small rural departments, and to colleges and universities teaching criminal justice. The federal agencies, whose procurement process generally follows the PPBES method, are typically headquartered in or near Washington, D.C. By contrast, the state and local law enforcement agencies are widely dispersed, with more than 12,500 different law enforcement departments in the U.S. Given this fragmentation, the procurement processes vary substantially depending upon the requirements of the particular jurisdiction. The Company believes that its most likely potential local law enforcement customers may be found among the approximately 2,500 law enforcement agencies and departments with more than 25 officers. With only approximately 725 systems sold to U.S. federal and local law enforcement authorities to date (of which approximately 650 are FATS(TM) systems), the Company believes that this market can provide additional opportunities to the Company in the future. Law enforcement authorities face increasing budgetary constraints as well as increasing threats of litigation and damage awards relating to claims concerning the excessive or improper use of force, lethal or otherwise, by law enforcement personnel. Accordingly, the Company believes that there may be opportunities for increased sales to U.S. law enforcement authorities of cost-effective simulation products designed to enhance tactical skills and judgment.

     For fiscal 1997, 7.8% of the Company's total revenues and 11.4% of the Company's U.S. revenues were attributable to sales to U.S. law enforcement authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     International. The Company believes that many international military and law enforcement agencies are beginning to recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS(TM) systems to customers in more than 30 countries, including Great Britain, the Netherlands, Italy and Singapore. Interest in the Company's products may be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades may support a decision to purchase the Company's systems. See "-- Customers."

     Unlike the U.S., most other countries have centralized law enforcement organizations. As a result, procurement and purchasing decisions for both military and law enforcement are typically centralized and in some instances both functions are managed through the same command structure. The procurement processes vary substantially depending upon the requirements of the particular jurisdiction.

     For fiscal 1997, 31.3% of the Company's total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements.

     Hunter and Sports Training. The Company has recently begun to focus on the U.S. hunter and sports training component of the market. The customers for firearms training in this emerging market component include state and federal hunting agencies such as the U.S. Fish and Wildlife Service, the U.S. Department of Natural Resources, various state agencies, as well as conservation associations such as Ducks Unlimited, Inc. and the National Wild Turkey Federation, Inc. These organizations have recognized the use of firearms simulation as a means of promoting hunter safety and conservation. Moreover, the firearms dealer market offers the potential to use simulators for competitive shooting exercises, hunter training and home security programs. Simulators are currently being used at some shooting competitions as a supplement to live fire matches. The Company believes that as some states already require the successful completion of a formal firearms training course as a prerequisite to owning a hunting license or a gun, in the future, training on simulators may become an integral part of such courses in many jurisdictions. Given the existence of more than 16,000 firearms dealers in the U.S., the widespread interest in the ownership and use of firearms and the growing desire to find ways of better assuring the safe use of firearms, the Company believes that business opportunities may exist in the hunter and sports training component of the market.

     For fiscal 1997, 1.6% of the Company's total revenues were attributable to sales in the hunter and sports training component of the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

     The Company's marketing and sales efforts are organized to service its principal customers, with separate sales operations for domestic and international customers. The Company's marketing strategy focuses on developing relationships with potential customers very early in their decision-making processes and educating them about the benefits of training through simulation. The Company then works with training and procurement personnel to identify and develop solutions for each customer's specific training needs.

     By becoming involved with customers at an early stage in their analysis of potential training solutions, the Company can often sell its training systems without any significant competition from other providers. In addition, the Company often has an advantage in competitive situations because the Company's systems provide standard specifications that are frequently incorporated into the request for proposal used by the customer in soliciting bids from suppliers of small and supporting arms simulators. The Company's consultative approach with customers has often helped it achieve favorable results in competitive bidding situations.

     Domestic sales are generated entirely by the Company's 33-person domestic marketing group, all of whom report either directly or indirectly to the Company's Vice President, Domestic. By marketing its products directly without relying on distributors or agents, the Company can better maintain control of its sales efforts and promote consistency in marketing with respect to various products and customers.

     International sales are generated by the Company's 11-person international marketing group and through a network of 22 agents, all of whom report either directly or indirectly to the Company's Vice President, International. As the market has expanded, the Company has expanded to strategically incorporate four subsidiaries to be closer to the customer. The Company currently operates in six defined regional areas. The Company employs regional managers to oversee the activities of these agents, each of whom reports to the Company's Vice President, International.

CUSTOMERS

     Most of the Company's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 59.3% of the Company's revenues for fiscal 1997 were attributable to sales to military authorities in the U.S., 7.8% were attributable to sales to law enforcement authorities in the U.S. and 31.3% were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

     To date, the Company has sold more than 2,200 weapon systems to military and law enforcement authorities in the U.S. and over 30 other countries. The following table lists certain of the Company's customers in fiscal 1997 in each of its principal target market components:

  U.S. MILITARY            U.S. LAW ENFORCEMENT                         INTERNATIONAL
  -------------            --------------------                         -------------
U.S. Air Force     Bureau of Alcohol, Tobacco & Firearms  British Ministry of Defense
U.S. Army          Internal Revenue Service               Finanza (Italian National Customs Police)
U.S. Marine
  Corps..........  U.S. Postal Service                    Royal Netherlands Army

     In fiscal 1997, the Company's five largest customers accounted for approximately 76.3% of the Company's revenues, with the U.S. Marine Corps accounting for approximately 49.3%. In fiscal 1996, the Company's five largest customers accounted for approximately 67.4% of the Company's revenues, with the U.S. Marine Corps, the Royal Netherlands Army and the U.S. Army accounting for approximately 26.5%, 12.7% and 10.1%, respectively. No other customer accounted for more than 10% of revenues in either period. Given the nature of the Company's contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

     The Company engages in the research and development ("R&D") of new and enhanced simulation and training technology using internally generated funds. A total of 78 Company employees, or approximately 21.1% of the Company's employees, were engaged in R&D projects as of March 31, 1997. Electronic and mechanical R&D expenditures totaled $4.2 million, $2.8 million and $2.3 million in fiscal 1997, 1996 and 1995, respectively. The Company's R&D efforts are divided into four separate disciplines: electronic, mechanical, training and audio-visual. The continued success of the Company will depend on its ability to incorporate in its products changing technologies in such areas and to develop and introduce new technology that meets the increasingly sophisticated training needs of the Company's customers. Although the Company continuously pursues research and development, there can be no assurance that it will be successful in adapting technology in a timely fashion.

     Electronic R&D combines software and hardware engineering as well as other electro-optical fields to produce programs and equipment responsive to specific training needs. The Company's electronic R&D capabilities include object-oriented software design, video and audio, interactive computer generated graphics, Distributed Interactive Simulation, video special effects, lasers, weapon ballistics, optics, image processing, target modeling and motion platforms. This group is in the final stages of developing the first fully interactive gunnery/tactics boat simulator and has developed technology to transition from computer generated imaging to video and then back during the same training scenario. As of March 31, 1997, a total of 51 Company employees were engaged in electronic R&D.

     Mechanical R&D combines mechanical engineering with the development of highly specialized sensing mechanisms, incorporating sophisticated programmable micro controllers for the execution of control firmware and weapons technology. Mechanical R&D focuses on the refinement of cost-effective products with enhanced realism and reliability. This process includes conceptualization and prototype development, testing and documentation of the finished trainer. The Company has the technology and resources to execute the entire development process in-house by means of design teams that generally include a project engineer, a model maker, a draftsman or designer, a weapons software engineer, an electronics technician and a weapons training expert. While each system varies according to the original weapon type, the Company uses common components wherever possible to reduce costs and make service more feasible. As of March 31, 1997, a total of 17 Company employees were engaged in mechanical R&D.

     Training R&D focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. The Company's training R&D department is staffed with world-class competitive shooters, each of whom has extensive military or law enforcement experience. Specialized experience on the part of the Company's employees in such areas as the U.S. military, law enforcement, hunting and competitive shooting helps ensure an understanding of customer requirements. As of March 31, 1997, a total of seven Company employees were engaged in training R&D.

     Audio-visual R&D focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs. The Company's audio-visual technology is very important for creating a life-like training environment. The Company has assembled a team of experienced audio-visual engineers, cinematographers and specialists and pioneered the use of multi-screen projection in small arms simulation. As of March 31, 1997, a total of three Company employees were engaged in audio-visual R&D.

MANUFACTURING OPERATIONS

     The Company's manufacturing operations are conducted at its headquarters near Atlanta, Georgia and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. Manufacturing operations are divided into two departments, systems manufacturing and weapons manufacturing. The systems manufacturing department assembles the simulator components of the FATS(TM) systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive quality assurance program. Systems manufacturing occurs at the Company's headquarters where electrical assemblers and technicians can assemble 70 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be easily expanded to 100 simulation computers per month by adding a second shift or to even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

     Weapons manufacturing involves the production of simulated firearms and non-lethal simulators by either modifying actual firearms and other devices into simulators or assembling simulators from kits manufactured to the Company's specifications by a variety of outside sources. The assembly process encompasses the fitting of modified weapons or kits with the Company's pneumatic and electrical components, followed by the functional testing of the completed assembly. The combined weapons manufacturing activities in the U.S. and the U.K. have a capacity of 750 simulated firearms per month on a single-shift basis. As with systems manufacturing, this capacity can readily be expanded by using additional shifts and/or by acquiring additional facilities and workstations.

CUSTOMER SERVICE

     The Company has established a worldwide customer service network consisting of personnel at its headquarters near Atlanta, an area service representative, the Company's foreign subsidiaries, sub-contractors and agents. The Company maintains an inventory of repair parts to support the service operations. The Company maintains a 24-hour customer service hotline and seeks to remedy customer service needs as quickly as possible after notification by the customer. In addition to its traditional service role, the Company's service department administers a U.S. government-owned inventory of spare parts and assemblies to support the U.S. Marine Corps and the U.S. Army with readily available serviceable parts and assemblies. The Company's U.K. and Netherlands subsidiaries perform the same support functions for the British and Netherlands armies, respectively, and a subcontractor in Singapore provides similar services in support of the Company's customers in that country.

PROPRIETARY OPERATING SYSTEM; RAW MATERIALS AND SUPPLIERS

     The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. However, the Company's current generation product, as well as earlier model simulators, use a software operating system known as OS-9 which is a proprietary system owned by Microware Corporation. The Company has licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term currently expiring October 31, 2001 (unless sooner terminated for breach by the Company of the license terms). Although loss of its OS-9 license could have a material adverse effect on the future conduct of its business operations and financial condition, the Company is in compliance with the terms of such license and believes its relationship with Microware Corporation to be satisfactory. The Company believes that there are viable alternative sources for all of its raw materials. In addition, the Company has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides the Company with the flexibility to produce a large portion of its principal components if they become unavailable or it becomes economically advantageous to do so.

COMPETITION

     The Company competes with a number of domestic and international providers of small and supporting arms simulation systems. The Company's principal competitors in the U.S. military and international components of the market consist generally of divisions or subsidiaries of larger companies, including Short Brothers, a division of Bombardier, and Thomson Training and Simulation, a U.K.-based subsidiary of Thomson CSF. In the U.S. law enforcement component of the market, the Company's principal competitors include, among others, SBS Technologies, Inc. and I.E.S., Inc. With respect to potential competitors, the Company believes that as the interactive small and supporting arms simulation market continues to develop, a number of large domestic defense contractors have the capacity to become significant competitors due to their expertise with complex simulation systems and their relationships with the DOD and the U.S. Congress. Many of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than the Company. The Company believes that although it has a number of competitors and the potential exists for new entrants in the market, the Company has been successful to date due to its ability to integrate advanced technologies, competitive pricing, proven quality, established brand name, strong customer service and other competitive advantages.

EMPLOYEES

     As of March 31, 1997, the Company and its subsidiaries employed 369 persons. As of such date, the Company employed a total of 345 persons domestically, including 179 in manufacturing, assembly and customer service, 78 in R&D, 44 in sales and marketing, 28 in administration and finance and 16 in program management; the Company's U.K. subsidiary employed a total of 17 persons, including 12 in manufacturing, assembly and customer service and five in administration and finance; the Company's Netherlands subsidiary employed a total of five persons, including three in manufacturing, assembly and customer service and two in administration and finance; the Company's Canadian subsidiary employed one person in customer service; and the Company's Singapore subsidiary contracted with one person in program management. The majority of the Company's employees are located at its headquarters, with salespersons in California, Florida, Georgia, Illinois, Iowa, Kentucky, Missouri, New Jersey, Texas, Virginia and Wyoming. None of the employees is unionized.

GOVERNMENT CONTRACTS AND REGULATION

     Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies that may affect the ability of the Company to increase or even maintain such sales. In particular, the choice of a contractor by a customer may be affected by the size of the contractor, the place of manufacture of the contractor's products or whether the contractor is given preferential consideration based upon socio-economic factors. Furthermore, contracts with government agencies are conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex public budgetary procedures whose outcome is difficult to predict. In particular, contracts with the U.S. government are conditioned upon the continuing availability of Congressional appropriations.

     Government contracts may generally be terminated by the U.S. government or the relevant agency in whole or in part for default or its convenience if such termination would be in the best interest of the U.S. government. Furthermore, any contractor who is suspected of, or found to have engaged in, commission of fraud or a criminal offense in connection with a government contract or subcontract, a serious violation of the terms of a government contract or subcontract, unfair trade practices, or any other offense indicating moral turpitude or a lack of business integrity or business honesty faces the possibility of being suspended or debarred from all further government contracting. The decision to suspend or debar a contractor is generally at the discretion of the government. Any such suspension or debarment could have a material adverse effect on the Company's future results of operations and financial condition.

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company's contracts have been obtained on a sole source basis while others, including its largest current contract (Contract 2014 with the U.S. Marine Corps), were obtained through a competitive bidding process. The extent to which the Company's contracts and orders are obtained through a competitive bidding process rather than as sole source contracts may affect the Company's profit margins. The contracts obtained by the Company in the future may also be cost-reimbursement type contracts rather than fixed-price contracts and in any such case may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is subject to the export licensing jurisdiction of the U.S. Department of State (the "State Department") and the U.S. Department of Commerce (the "Commerce Department") with respect to the temporary or permanent export of certain of its products and the import of certain other products based on, respectively, the Arms Export Control Act and the Export Administration Act (which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act). In addition to application to transfers of information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In addition, in certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Each of the State Department and the Commerce Department has the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports. Any loss, suspension or revocation of the Company's export licenses could have a material adverse effect on the Company's future results of operations and financial condition.

     The Company has a license from the U.S. Treasury Department's Bureau of Alcohol, Tobacco and Firearms ("ATF") to import destructive devices and certain other materials. This license also authorizes the Company to be a dealer in regulated firearms and other destructive devices. The Company also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company's subsidiaries also have similar licenses in their jurisdictions of incorporation. Any revocation of or refusal to renew the Company's ATF license or any such foreign license could have a material adverse effect on the conduct of the Company's operations and financial condition since it must possess such licenses and comply with ATF regulations in order to import, possess and modify the authentic firearms used in its FATS(TM) systems.

     Certain FATS(TM) simulation systems use laser-emitting devices to locate the user's aiming point in relation to the target. Such products must be manufactured and operated in accordance with safety standards adopted to protect human eyesight. In the United States, such standards are included as part of Food and Drug Administration regulations currently administered by the Center for Devices and Radiological Health. Systems sold to many international customers, including those in Europe and Canada, however, must comply with international standard IEC 825-1, as recently revised, which contains more rigorous criteria than the present U.S. standards. Depending on the amount of laser energy emitted, room safety precautions, warning signs and labels, special shut-off devices, special training for personnel and related safety measures may be required, which increase costs and can create administrative concerns for the Company's customers.

EXECUTIVE OFFICERS

     Executive officers of the Company are elected by the Board of Directors annually and hold office until the next annual meeting of stockholders or until they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Company and their ages and positions with the Company as of June 1, 1997 are as follows:

NAME                                AGE                        POSITION
----                                ---                        --------
Peter A. Marino...................  55    President, Chief Executive Officer and Director
Robert B. Terry, Jr...............  54    Vice President and Chief Operating Officer
David A. Apseloff.................  38    Vice President, Treasurer, Chief Financial Officer
                                          and Assistant Secretary
Robert F. Mecredy.................  50    Vice President, Domestic
Juan C. G. de Ledebur.............  42    Vice President, International
Gregory Echols....................  39    Vice President, Engineering
Jonathan H. Kagan.................  40    Secretary and Director
Scott Perekslis...................  29    Vice President and Director

     Peter A. Marino has served as a Director of the Company since September 17, 1996 and became President and Chief Executive Officer on October 15, 1996. Prior to joining the Company, Mr. Marino served as Senior Vice President of Raytheon E-Systems, Inc. from 1991 to 1996. Mr. Marino previously served as President and Chief Operating Officer of Fairchild Industries and prior to such service was President and Chief Operating Officer of Lockheed Electronics Co., Inc. Prior to such service, Mr. Marino held various positions at the Central Intelligence Agency, including Director of the Office of Technical Services. Mr. Marino serves as a director of Space Imaging, Inc. and E-Systems Medical Electronics and is a member of the Defense Science Board.

     Robert B. Terry, Jr. has served as Chief Operating Officer of the Company since July 31, 1996 and Vice President since October 15, 1996. Mr. Terry served as interim President from July 31, 1996 until October 15, 1996. Mr. Terry previously served as Director of Operations from 1995 to 1996, Director of Programs from 1992 to 1995 and as a Program Manager in 1992. Prior to joining the Company in 1992, Mr. Terry served as an officer in the U.S. Army for 27 years in a variety of staff and management positions in aviation, transportation, maintenance, supply, training and acquisition. Mr. Terry retired from the U.S. Army in 1991 with the rank of colonel.

     David A. Apseloff has served as Treasurer and Chief Financial Officer since April 1995, Assistant Secretary since July 31, 1996 and Vice President since April 1997. Prior to joining the Company in April 1995, Mr. Apseloff served as a Vice President of a real estate development company and worked as a financial consultant from June 1994 to April 1995. From 1986 to 1994, Mr. Apseloff served as Chief Financial Officer of Sensor Technology, Inc., a manufacturer's representative for medical devices.

     Robert F. Mecredy has served as Vice President, Domestic since September 17, 1996. Prior thereto, Mr. Mecredy served as a Director of the Company from 1993 to 1996, as Director of Domestic Sales and Marketing from 1994 to 1996 and as Director of U.S. Military Marketing from 1990 to 1994. Before joining the Company, Mr. Mecredy served as Director of Army and Marine Corps
Marketing -- Washington Operations at Raytheon Corporation from 1988 to 1990. Mr. Mecredy served as an infantry and aviation officer in the U.S. Army for 20 years, retiring in 1986 with the rank of lieutenant colonel.

     Juan C. G. de Ledebur has served as Vice President, International since September 17, 1996 and previously served as Director of International Sales & Marketing from 1987 to 1996. Prior to joining the Company in 1987, Mr. de Ledebur served as manager of European sales for Information Handling Services, a provider of technical and regulatory information.

     Gregory Echols has served as Vice President, Engineering since September 17, 1996 and previously served as Director of Research and Development from 1990 to 1996. Prior to joining the Company, Mr. Echols served as Engineering Manager for Loral Corporation, a defense contractor, from 1979 to 1990.

     Jonathan H. Kagan has served as Secretary and a Director of the Company since July 31, 1996. Mr. Kagan has served as Managing Director of Centre Management since 1995. Mr. Kagan has been a Managing Director of Corporate Advisers, L.P. since 1990. Mr. Kagan has been associated with Lazard Freres

& Co. LLC since 1980 and has been a Managing Director since 1995 (prior thereto a General Partner). Mr. Kagan also serves as a Director of LaSalle Re Holdings Limited.

     Scott Perekslis has served as a Vice President and a Director of the Company since July 31, 1996. Since 1995, Mr. Perekslis has been a Principal of Centre Management and a Principal of Corporate Advisors, L.P. From 1991 to 1995, Mr. Perekslis was an Associate of Corporate Advisors, L.P.

ITEM 2.  PROPERTIES

     The Company's headquarters and primary facility, at which it performs manufacturing, assembly, R&D, sales, marketing, financial and administrative functions, is a leased property of approximately 92,800 square feet located near Atlanta. The lease expires in 2008 with three five-year options to extend the lease beyond such date. The Company also leases a 18,530 square foot facility located close to its primary facility, at which it bases its U.S. customer service operations. The lease expires in 2002. The Company's U.K. subsidiary occupies a leased facility in Lincolnshire, England, of approximately 12,000 square feet, at which the U.K. subsidiary performs manufacturing, assembly, service, training and administrative functions. The lease on the U.K. facility expires in 2003. The Company's Netherlands subsidiary occupies a leased facility of approximately 4,800 square feet in Waardenburg, the Netherlands, at which the Netherlands subsidiary performs service and administrative functions. The lease expires in 1998 with an option to extend to 2000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of filing this Report, there are no legal proceedings pending against the Company which management believes are material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq National Market since November 27, 1996. Prior to such date, there was no public trading market for the Common Stock. The high and low sales prices of the Common Stock during the period from November 27 through the year ended March 31, 1997 were $16.25 and $10.50, respectively. The high and low sales prices of the Common Stock for the first quarter of the 1998 fiscal year through June 16, 1997, were $15.50 and $9.13, respectively. As of June 16, 1997, there were 51 holders of record of the Company's Common Stock.

     The Company currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors of the Company and will depend upon the Company's earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. The NationsBank Credit Agreement prohibits the payment of any dividends in respect of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     The following, which gave effect to the 100,000-for-one stock split effected by the Company on July 30, 1996 and the 1.66-for-one stock split effected by the Company on November 1, 1996, sets forth certain information with respect to all securities of the Company sold by the Company within the past three years:

     On July 31, 1996, in connection with the Recapitalization, the Company sold to the Centre Entities 11,165,241 shares, consisting of 3,898,430 shares of Common Stock and 7,266,811 shares of Class B non-voting Common Stock, for aggregate consideration of $36 million in cash. exemption for such transaction from registration under the Securities Act is claimed in reliance on the exemption provided under Section 4(2) of the Securities act on the basis that the sales were transactions not involving any public offering.

     On July 31, 1996, in connection with the Recapitalization, the Company sold to NationsBridge, Bridge Notes due July 31, 2004 in an aggregate principal amount equal to $40 million and, in connection with such sale, entered into arrangements for the issuance of warrants to purchase shares of Common Stock at a nominal price. NationsBridge paid aggregate consideration of $40 million in cash (less certain fees) for the sale. Exemption for such transaction from registration under the Securities Act is claimed in reliance on the exemption provided under Section 4(2) of the Securities Act.

     On September 17, 1996, the Company issued 7,266,811 shares of its Common Stock to Centre Capital Investors II, L.P., in exchange for 7,266,811 shares of the Company's Class B non-voting Common Stock at the election of the stockholder for no additional consideration. Exemption for such transaction from registration under the Securities Act is claimed in reliance on the exemption provided under Section 3(a)(9) of the Securities Act.

     On September 18, 1996, the Company issued to Peter A. Marino, its President and Chief Executive Officer, the following securities pursuant to an employment agreement dated September 18, 1996: (i) 36,852 shares of Common Stock as a signing bonus, and (ii) options to purchase 707,160 shares of Common Stock at an exercise price of approximately $3.25 per share. Mr. Marino also purchased 61,420 shares of Common Stock for aggregate consideration of $199,800 in cash. Exemption for such transactions from registration under the Securities Act is claimed in reliance on the exemption provided under Section 4(2) of the Securities Act.

     On September 18, 1996, the Company sold an aggregate of 170,913 shares of Common Stock to five officers of the Company other than Mr. Marino for aggregate consideration of approximately $555,984 in cash. Exemption for such transactions from registration under the Securities Act is claimed in reliance on the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected financial data of the Company for each of the last five years set forth below have been derived from the Company's consolidated financial statements for each of the five fiscal years ended March 31, 1997, which financial statements have been audited by Arthur Andersen LLP in the case of the fiscal years ended March 31, 1997, 1996 and 1995. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the "Index to Financial Statements" (together with the notes and other reports relating to such financial statements).

                                                        FISCAL YEAR ENDED MARCH 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $   90,806   $   65,439   $   29,164   $   20,534   $   14,049
  Cost of revenues...................      44,214       30,902       14,230        9,651        5,773
                                       ----------   ----------   ----------   ----------   ----------
  Gross profit.......................      46,592       34,537       14,934       10,883        8,276
                                       ----------   ----------   ----------   ----------   ----------
  Operating expenses:
     Selling, general and
       administrative expenses.......      15,016       12,087        8,169        6,066        4,606
     Research and development
       expenses......................       4,224        2,781        2,296        2,048        2,227
     Depreciation and amortization...         473          386          330          297          312
                                       ----------   ----------   ----------   ----------   ----------
          Total operating expenses...      19,713       15,254       10,795        8,411        7,145
                                       ----------   ----------   ----------   ----------   ----------
Operating income.....................      26,879       19,283        4,139        2,472        1,131
Interest (expense) income, net.......      (6,069)         165           12          (98)         (50)
Nonrecurring recapitalization
  expenses...........................      (1,181)          --           --           --           --
Other (expense) income, net..........          71          (93)          66         (126)          --
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  extraordinary item.................      19,700       19,355        4,217        2,248        1,081
Provision for income taxes(1)........       7,359        6,565        1,387          730          270
                                       ----------   ----------   ----------   ----------   ----------
Income before extraordinary item.....      12,341       12,790        2,830        1,518          811
Extraordinary item, net of income
  tax................................      (3,327)          --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $    9,014   $   12,790   $    2,830   $    1,518   $      811
                                       ==========   ==========   ==========   ==========   ==========
Pro forma net income per share(2)....  $     0.50   $     0.80   $     0.18   $     0.09   $     0.05
                                       ==========   ==========   ==========   ==========   ==========
Pro forma weighted average common
  shares(2)..........................      18,009       16,029       16,029       16,029       16,029
                                       ==========   ==========   ==========   ==========   ==========
PRO FORMA STATEMENT OF OPERATIONS
  DATA(3):
Operating income.....................  $   26,879   $   19,283
Income before income taxes...........      21,408       13,664
Net income...........................  $   13,560   $    9,026
                                       ==========   ==========
Net income per share.................  $     0.62   $     0.42
                                       ==========   ==========
Shares used in computation(4)........      21,741       21,741
                                       ==========   ==========

                                                                 MARCH 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital......................  $   20,350   $   20,216   $    7,657   $    4,784   $    3,207
Total assets.........................      42,121       33,820       16,817       12,108        8,036
Total debt, including current
  maturities.........................      58,600           --           --          876        1,189
Stockholders' equity (deficit).......     (31,378)      21,262        8,484        5,524        4,006

---------------

(1) Provision for income taxes for fiscal 1993 was calculated in accordance with Accounting Principles Board Opinion No. 11. Subsequent to fiscal 1993 the Company adopted Statement of Financial Accounting Standards No. 109.
(2) Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the Company's initial public offering, (the "Offering") that was consummated on November 26, 1996 have been included in the calculation of weighted average common shares as if they were outstanding for all periods prior to the Offering, regardless of whether they are dilutive. Accordingly, the weighted average common shares for all periods presented reflects: (i) the issuance of shares to the Centre Entities and the repurchase of shares from THIN International pursuant to the Recapitalization; (ii) all shares issuable upon exercise of stock options granted (using the treasury stock method); (iii) 288,434 shares issuable upon exercise of the NationsBridge Warrants; (iv) all shares granted to management within 12 months of the Offering; and (v) all shares purchased by management within 12 months of the Offering.
(3) Pro forma statement of operations data give effect to the Recapitalization, the consummation of the Offering and the application of the net proceeds from the Offering after deducting the underwriting discount and offering expenses as if they occurred at the beginning of the respective period. Adjustments to the historical statement of operations data represent the net effect of: (i) interest on borrowings under the Senior Bank Debt at effective interest rates of 8.4% to 9.1% representing interest rates in effect at the time of the Recapitalization and the Bridge Notes at an average effective interest rate of 13.3% and amortization of related deferred financing costs; (ii) elimination of interest and amortization of deferred financing costs due to repayment of the Bridge Notes and repayment of a portion of the Senior Bank Debt; and (iii) the effect of the pro forma adjustments on the provision for income taxes. The effect of the nonrecurring recapitalization expenses and the extraordinary loss on the early extinguishment of debt as a result of the repayment of the Bridge Notes and repayment of a portion of the Senior Bank Debt have not been included in the pro forma statement of operations data as the nonrecurring recapitalization expenses and the extraordinary loss are assumed to occur immediately prior to the period presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Extraordinary Loss," " -- Recapitalization" and Notes 4 and 10 of Notes to Consolidated Financial Statements.
(4) Shares used in computation include the effect of 6,000,000 shares of Common Stock issued and sold by the Company as part of the Offering and 1,338,248 shares of Common Stock issuable upon the exercise of outstanding options (net of 404,586 shares assumed to be repurchased by the Company using the treasury stock method). See "Business -- History", "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recapitalization" and Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the leading worldwide producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. The Company has focused its sales efforts primarily in the U.S. and international military and law enforcement market and more recently has begun to sell simulation training systems in the hunter and sports training component of the market. Since fiscal 1993, the Company's revenues and operating income have grown to $90.8 million and $26.9 million, respectively, representing five-year historical compound annual growth rates of 59.4% and 120.8%, respectively.

     The Company derives most of its revenues from the sale of its products, which include simulators, simulated firearms, scenarios, software and auxiliary equipment, and certain additional revenues from service operations. The Company receives purchase commitments for its products and services from its customers largely through purchase orders and short- and long-term contracts principally with governmental entities. Sales revenues are recognized primarily upon shipment with advanced billings related to contracts recorded as deferred revenue and recognized primarily as units are delivered or on a percentage of completion method for a contract in which completion and delivery exceeds one year. Service revenues are comprised of revenues from individual purchase orders, which are recognized as services are provided, and revenues from extended service contracts, which are recognized over the life of the service contracts.

     Although the Company sells its products and services to a large number of military and law enforcement agencies in the U.S. and internationally, the top five customers accounted for approximately 76.3%, 67.4% and 71.3% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively. A significant increase or decrease in demand by a large customer can have a substantial effect on the Company's revenues, and revenues from any one customer can vary materially from period to period. In addition, although the Company has experienced an increased demand for its products in recent years despite decreases in general levels of defense spending, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company's future results of operations and financial condition. A significant portion of the Company's sales are also made to customers located outside the U.S., primarily in Europe and Asia. During fiscal 1997, 1996 and 1995, approximately 31.3%, 43.3% and 66.3%, respectively, of the Company's revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance for simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Certain of the Company's international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations is not material.

     Cost of revenues generally includes materials, direct labor, overhead and other direct costs. Operating expenses include selling, general and administrative expenses, R&D expenses and depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents' commissions and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred and has funded all of its R&D efforts over the past 13 years primarily through internally generated funds.

  U.S. Marine Corps Contract

     In August 1994, through competitive bidding, the Company was awarded a fixed-price contract ("Contract 2014") with the U.S. Marine Corps for the supply of small and supporting arms simulators. This contract also contains provisions which have enabled purchases under the contract by the U.S. Army. The total initial contract amount was $16.1 million, and options exercised and contract modifications made have increased that amount by a total of $64.4 million to $80.5 million as of March 31, 1997. Deliveries under Contract 2014 commenced in the fourth quarter of fiscal 1995 and totaled $66.8 million through March 31, 1997. At such date, unexercised options to purchase additional simulators through September 30, 1999 amounted to approximately $35.3 million. Future shipments under Contract 2014 could be adversely affected by a variety of factors, including changes in training or purchasing priorities, a significant decrease in the general level of defense spending and the unique aspects of the government procurement process. Any termination of Contract 2014 or a failure to exercise existing options in the future may have a material adverse effect on the Company's future results of operations and financial condition.

  Backlog

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of March 31, 1997, the Company had a backlog of approximately $45.6 million, of which 30.6% and 68.7% are related to contracted orders from U.S. military and international customers, respectively. Approximately $8.9 million of the contracted orders from the U.S. military is scheduled for delivery by the end of the first quarter of fiscal year 1998. Contracts with U.S. and other governments may generally be terminated by the customer in whole or in part for default or its convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company's backlog will result in future revenues. However, these contracts generally provide for reimbursement of costs incurred through date of termination.

  Recapitalization

     In connection with the Recapitalization on July 31, 1996, the Company: (i) issued shares of its Common Stock to the Centre Entities for $36 million in cash; (ii) issued $40 million in Bridge Notes to NationsBridge and agreed to issue to NationsBridge warrants for shares of Common Stock as described herein;
(iii) borrowed a total of $76 million under the NationsBank Credit Agreement;
(iv) repurchased certain shares of its Common Stock from THIN International for $151.9 million in cash; and (v) agreed to make the Contingent Payment in cash or shares of Common Stock to THIN International if certain trigger events occurred. In connection with the Recapitalization, the Company also sold certain shares and granted certain options to members of management on September 18, 1996. In addition, the Company's Common Stock was split 100,000-for-one on July 30, 1996 and was split 1.66-for-one on November 1, 1996. All references to Common Stock data in this report have been restated to reflect both stock splits.

  Extraordinary Loss

     A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and reduce the Senior Bank Debt by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of the NationsBridge Warrants and a fee paid in connection with the repayment of the Bridge Notes.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of gross revenues for the periods indicated:

                                                               FISCAL YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Revenues....................................................    100.0%     100.0%     100.0%
Cost of revenues............................................     48.7       47.2       48.8
                                                                -----      -----      -----
Gross profit................................................     51.3       52.8       51.2
                                                                -----      -----      -----
Operating expenses:
  Selling, general and administrative expenses..............     16.5       18.5       28.0
  Research and development expenses.........................      4.7        4.2        7.9
  Depreciation and amortization.............................      0.5        0.6        1.1
                                                                -----      -----      -----
          Total operating expenses..........................     21.7       23.3       37.0
                                                                -----      -----      -----
Operating income............................................     29.6       29.5       14.2
Interest (expense) income, net..............................     (6.7)       0.2        0.1
Nonrecurring recapitalization expenses......................     (1.3)        --         --
Other (expense) income, net.................................      0.1       (0.1)       0.2
                                                                -----      -----      -----
Income before income taxes and extraordinary item...........     21.7       29.6       14.5
Provision for income taxes..................................      8.1       10.1        4.8
                                                                -----      -----      -----
Income before extraordinary item............................     13.6       19.5        9.7
Extraordinary item, net of income tax.......................     (3.7)        --         --
                                                                -----      -----      -----
Net income..................................................      9.9%      19.5%       9.7%
                                                                =====      =====      =====

  Fiscal Year Ended March 31, 1997 Compared to the Fiscal Year Ended March 31, 1996

     Revenues. Revenues increased $25.4 million, or 38.8%, to $90.8 million for fiscal 1997 as compared to $65.4 million for fiscal 1996. Approximately 97.7% of such increase was attributable to a $24.8 million increase in sales to the U.S. Military. Deliveries to the U. S. Marine Corps accounted for the majority of the increase in sales to the U.S. Military. Fiscal 1997 also included approximately $1.5 million in sales to hunter and sports customers as compared to $573,000 for fiscal 1996.

     Cost of Revenues. Cost of revenues increased $13.3 million, or 43.1%, to $44.2 million for fiscal year 1997 as compared to $30.9 million for fiscal 1996. As a percentage of revenues, cost of revenues increased to 48.7% for fiscal 1997 as compared to 47.2% for fiscal 1996. This increase was due to an increase in materials as a percentage of revenues due to customer and product mix changes and due to lower gross margins from the U.S. Military contracts. This increase was partially offset by a decrease in labor and overhead costs as a percent of revenue. This decrease was primarily the result of spreading labor and overhead costs over a substantially higher revenue base.

     Gross Profit. As a result of the foregoing, gross profit increased $12.1 million, or 34.9% to $46.6 million, or 51.3% of revenues, for fiscal 1997 as compared to $34.5 million, or 52.8% of revenues, for fiscal 1996.

     Total Operating Expenses. Total operating expenses increased $4.5 million, or 29.2% to $19.7 million for fiscal 1997 as compared to $15.3 million for fiscal 1996. Total operating expenses as a percentage of revenues decreased to 21.7% for fiscal 1997 from 23.3% for fiscal 1996 which resulted from operating leverage that enabled the Company to spread its fixed cost over a larger revenue base. Accordingly, selling, general and administrative expenses declined as a percentage of revenue to 16.5% for fiscal 1997 from 18.5% for fiscal 1996. R&D costs, however, increased $1.4 million, or 51.9%, from fiscal 1996 to fiscal 1997 due to continued efforts in developing new and improving existing products.

     Operating Income. As a result of the foregoing, operating income increased $7.6 million, or 39.4%, to $26.9 million, or 29.6% of revenues, for fiscal 1997 as compared to $19.3 million, or 29.5% of revenues, for fiscal 1996.

     Other (Expense) Income, net. Net interest expense totaled $6.1 million, or 6.7% of revenues for fiscal 1997 as compared to net interest income of $165,000 for fiscal 1996. The increase in net interest expense is a result of interest expense and amortization of deferred financing costs related to debt incurred in connection with the Recapitalization. Other (expense) income, net also includes a nonrecurring charge of $1.2 million for expenses incurred in connection with the Recapitalization.

     Provision for Income Taxes. The effective tax rate increased to 37.4% of income before income taxes for fiscal 1997 compared to 33.9% of income before taxes for fiscal 1996. This increase was primarily attributable to certain of the nonrecurring expenses incurred in connection with the Recapitalization which are not deductible for income tax purposes.

     Income Before Extraordinary Item. As a result of the foregoing, income before extraordinary item decreased $.5 million, or 3.5%, to $12.3 million, or 13.6% of revenues for fiscal 1997 as compared to $12.8 million, or 19.5% of revenues for fiscal 1996.

     Extraordinary Item. A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and reduce the Senior Bank Debt by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt in fiscal 1997. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of the NationsBridge Warrants and a fee paid in connection with the repayment of the Bridge Notes.

     Net Income. As a result of the foregoing, net income as reported decreased $3.8 million, or 29.5%, to $9.0 million ($0.50 per share), or 9.9% of revenues for fiscal 1997 as compared to $12.8 million ($0.80 per share), or 19.5% of revenues for fiscal 1996.

     Pro Forma Results. The pro forma results give effect to the Recapitalization and the Offering as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and also reflect interest expense for all periods presented, based on the Senior Bank Debt of $58.6 million outstanding after the Offering. The pro forma net income for fiscal 1997 was $13.6 million ($0.62 per share), or 14.9% of revenues, an increase of $4.5 million, or 50.4%, over the $9.0 million ($0.42 per share) pro forma net income for fiscal 1996.

  Fiscal Year Ended March 31, 1996 Compared to the Fiscal Year Ended March 31, 1995

     Revenues. Revenues increased $36.2 million, or 124.4%, to $65.4 million for fiscal 1996 as compared to $29.2 million for fiscal 1995 as a result of increases in revenues throughout the Company's market. Approximately 65.5% of such increase was attributable to a $23.8 million increase in sales to the U.S. military. This increase in sales to the U.S. military was due to two new contracts awarded in August 1994. Deliveries under Contract 2014, which began in January 1995, accounted for a majority of the increase. As a result, fiscal 1996 reflected a full year of deliveries under this contract while fiscal 1995 reflected approximately two months of deliveries. The second contract was with the U.S. Marine Corps Reserves under which deliveries began in October 1995. Fiscal 1996 reflected six months of deliveries under this contract while fiscal 1995 reflected no deliveries. In addition, approximately 24.8% of the overall increase in revenues was attributable to an increase in sales to international customers of $9.0 million, or 46.5%, primarily due to deliveries under contracts with the Royal Netherlands Army and two international law enforcement agencies. The increase in international sales was partially offset by reductions in deliveries to the British Ministry of Defense, the Singapore Army and the Swiss Army. Sales to law enforcement agencies also increased by $2.9 million, or 64.3%, primarily due to significant deliveries to two existing federal law enforcement customers beginning in the second quarter of fiscal 1996. Fiscal 1996 also included approximately $573,000 in sales to hunter and sports training customers.

     Cost of Revenues. Cost of revenues increased $16.7 million, or 117.2%, to $30.9 million for fiscal 1996 as compared to $14.2 million for fiscal 1995. As a percentage of revenues, cost of revenues decreased to 47.2% for fiscal 1996 as compared to 48.8% for fiscal 1995. The decrease was primarily the result of spreading labor and overhead costs over a substantially higher revenue base. This decline in labor and overhead costs as a percentage of revenues was partially offset by an increase in materials as a percentage of revenues due to lower gross margins from the two new U.S. military contracts.

     Gross Profit. As a result of the foregoing, gross profit increased $19.6 million, or 131.3%, to $34.5 million, or 52.8% of revenues, for fiscal 1996 as compared to $14.9 million, or 51.2% of revenues, for fiscal 1995.

     Total Operating Expenses. Total operating expenses increased by $4.5 million, or 41.3%, to $15.3 million for fiscal 1996 as compared to $10.8 million for fiscal 1995. Total operating expenses as a percentage of revenues decreased to 23.3% for fiscal 1996 from 37.0% for fiscal 1995 which resulted from operating leverage that enabled the Company to spread its fixed costs over a larger revenue base. Accordingly, selling, general and administrative expenses declined as a percentage of revenues to 18.5% for fiscal 1996 from 28.0% for fiscal 1995. R&D expenses increased 21.1% from fiscal 1995 to fiscal 1996 due to continued efforts in developing new and improving existing products. However, R&D expenses as a percentage of revenues decreased to 4.2% in fiscal 1996 from 7.9% in fiscal 1995.

     Operating Income. As a result of the foregoing, operating income increased $15.2 million, or 365.9%, to $19.3 million, or 29.5% of revenues, for fiscal 1996 as compared to $4.1 million, or 14.2% of revenues, for fiscal 1995.

     Other (Expense) Income, Net. Other income decreased $6,000, or 7.7%, to $72,000 for fiscal 1996 as compared to $78,000 for fiscal 1995.

     Provision for Income Taxes. The effective tax rate increased to 33.9% of income before income taxes for fiscal 1996 as compared to 32.9% of income before income taxes for fiscal 1995. This increase was primarily attributable to the increase in the federal tax rate at the Company's current taxable income level to 35.0% for fiscal 1996 as compared to 34.0% for fiscal 1995. The Company also benefited from the impact of R&D tax credits utilized, the effect of which was greater in fiscal 1995 than in fiscal 1996 due to the fact that the Company had lower taxable income in 1995. During fiscal 1996, the Company also began utilizing a foreign sales corporation which provided a permanent tax benefit related to international export sales.

     Net Income. As a result of the foregoing, net income increased $10.0 million, or 351.9%, to $12.8 million, or 19.5% of revenues, for fiscal 1996 as compared to $2.8 million, or 9.7% of revenues, for fiscal 1995.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 1995 and ending March 31, 1997. Such information, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

                                                                    QUARTER ENDED
                                  ---------------------------------------------------------------------------------
                                             FISCAL YEAR 1997                          FISCAL YEAR 1996
                                  ---------------------------------------   ---------------------------------------
                                  MARCH 31   DEC. 31   SEPT. 30   JUNE 30   MARCH 31   DEC. 31   SEPT. 30   JUNE 30
                                  --------   -------   --------   -------   --------   -------   --------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................  $26,001    $25,667   $25,404    $13,734   $14,566    $23,784   $13,113    $13,976
Gross Profit....................   12,324     13,110    13,985      7,173     8,128     13,524     5,855      7,030
Operating Income................    7,068      8,200     8,288      3,323     3,916      9,287     2,783      3,297
Income before income taxes and
  extraordinary item............    5,545      5,536     5,131      3,488     3,976      9,291     2,783      3,305
Net income......................    3,490        186     3,123      2,215     2,717      6,111     1,780      2,182
Net income per share; primary
  and fully diluted.............  $  0.16    $  0.01   $  0.19    $  0.14   $  0.17    $  0.38   $  0.11    $  0.14

     The Company's revenues and results of operations historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company's contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. The Company recognizes revenues primarily upon shipment of its products to its customers, while a high percentage of the Company's operating expenses, including personnel, rent and debt service, are relatively fixed in advance of any particular quarter. As a result the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on the Company's quarterly results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity and capital resources needs currently and for the near future are to fund working capital, debt service and capital expenditures necessary to support its growth. Prior to the Recapitalization, the Company's principal liquidity and capital resource needs were to fund working capital and capital expenditures related to growth. The Company's primary sources of liquidity and capital resources are cash generated from operating activities and the Senior Bank Debt. The Company believes that the cash flow from operations and borrowings under the Senior Bank Debt will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next 12 months.

     The Company entered into the NationsBank Credit Agreement and borrowed an aggregate of $76 million in Senior Bank Debt in connection with the Recapitalization. See "Business -- History." The Senior Bank Debt provides for credit facilities in an aggregate amount of $85 million, consisting of (i) a $15 million revolving credit line, (ii) a Tranche A Term Loan Facility with an initial amount of $30 million, and (iii) a Tranche B Term Loan Facility with an initial amount of $40 million. The Company used approximately $11.2 million of the net proceeds from the Offering to reduce the Senior Bank Debt. See Notes 4 and 10 of Notes to Consolidated Financial Statements. As a result of and after giving effect to the application of the net proceeds of the Offering to reduce the borrowed amount, the quarterly principal payments in respect to Tranche A Term Loan Facility and the Tranche B Term Loan Facility will commence on December 31, 1997; from December 31, 1997 through June 30, 1998, the aggregate amount of such scheduled principal payments will be approximately $0.8 million per quarter and from September 30, 1998 through March 31, 2001, the aggregate amount of such scheduled principal payments will be approximately $1.5 million per quarter. In addition, the Company will be required to make quarterly interest payments on such indebtedness. The revolving credit line, the Tranche A Term Loan Facility and the Tranche B Term Loan Facility bear interest at variable rates, which were approximately 10.25%, 8.3% and 9.1%, respectively, at March 31, 1997. The Senior Bank Debt is guaranteed by the Company and is secured by a pledge of all of the stock of the Drop Down Subsidiary and a security interest in the assets of the Drop Down Subsidiary.

     The Company's indebtedness and the related covenants will have several important effects on the future operations, including but not limited to, the following: (i) a portion of the Company's cash flow from operations must be dedicated to the payment of interest on and principal of its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, R&D, acquisitions, general corporate purposes or other purposes may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to business developments and changes in its industry and economic conditions generally.

     The Company's operating activities generated cash of approximately $6.1 million, $6.6 million and $2.0 million in fiscal 1997, 1996 and 1995, respectively, due to net income in those periods. The cash generated from operations was partially offset by increases in accounts receivable in fiscal 1997 and 1996 and increases in inventories in fiscal 1996 and 1995. The Company's investing activities used cash of approximately $2.0 million, $0.8 million and $0.2 million in fiscal 1997, 1996 and 1995, respectively. The Company's use of cash for investing activities in those periods was due to capital expenditures. In fiscal 1997, the Company's capital expenditures were primarily for manufacturing equipment, demonstration equipment and certain computer equipment used in R&D and general administration. In fiscal 1997, the Company used cash of $10.7 million in financing activities, primarily in connection with the Recapitalization and Offering, as described herein. See
"Business -- History."

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 1997, the Securities and Exchange Commission amended its disclosure requirements related to derivative financial instruments in the footnotes to the financial statements. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. These amendments are effective for fiscal years ending after June 15, 1997. The Company does not believe the adoption of these amendments will have a significant impact on the Company's financial statements.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share." Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal 1998 will have a significant impact on the Company's reported EPS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Statement Schedule and Notes to Consolidated Financial Statements that appear on pages F-5 through F-24 and S-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained under the heading "Nominees for Election to the Board of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Summary Compensation Table" "Option Grants in the Last Fiscal Year", "Fiscal Year-End Option Values", and "Directors' Compensation" in the definitive Proxy Statement to be used in connection with solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the headings "Ownership of Stock by Directors, Executive Officers and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

     The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   31
Consolidated Balance Sheets as of March 31, 1997 and 1996...   32
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 1997, 1996 and 1995.............................   33
Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended March 31, 1997, 1996 and
  1995......................................................   34
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 1997, 1996 and 1995.......................   35
Notes to Consolidated Financial Statements..................   36

     2. FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

     3. EXHIBITS

     The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

  EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
  --------                           ----------------------
  2.01        --  Recapitalization and Stock Purchase and Sale Agreement,
                  dated as of June 5, 1996, among THIN International N.V.
                  (formerly known as Firearms Training Systems International
                  N.V.), the Company, Centre Capital Investors II, L.P.,
                  Centre Partners Coinvestment L.P., Centre Parallel
                  Management Partners, L.P., Centre Capital Offshore
                  Investors, II, L.P., Centre Capital Tax-exempt Investors II,
                  L.P., State Board of Administration of Florida and Centre
                  Partners Management LLC. (filed as Exhibit 2.01 to the
                  Company's Registration Statement No. 333-13105)
  2.01-01     --  Letter Agreement, dated July 9, 1996, amending the
                  Recapitalization and Stock Purchase and Sale Agreement.
                  (filed as Exhibit 2.02 to the Company's Registration
                  Statement No. 333-13105)
  2.01-02     --  First Amendment, dated as of July 31, 1996, to the
                  Recapitalization and Stock Purchase and Sale Agreement.
                  (filed as Exhibit 2.03 to the Company's Registration
                  Statement No. 333-13105).
  2.02        --  Letter Agreement, dated November 1, 1996, from the Company to THIN International N.V. regarding payment of the
                  Contingent Payment pursuant to the Recapitalization and
                  Stock Purchase and Sale Agreement. (filed as Exhibit 2.04 to the Company's Registration Statement No. 333-13105)
  3.01        --  By-laws of the Company. (filed as Exhibit 3.06 to the
                  Company's Registration Statement No. 333-13105)
  3.02        --  Restated Certificate of Incorporation of the Company, dated
                  December 23, 1996. (filed as Exhibit 3.03 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  December 31, 1996)
  10.01       --  Credit Agreement, dated as of July 31, 1996, among the
                  Company, NationsBank, N.A. (South) and the other Lenders
                  named therein. (filed as Exhibit 10.01 to the Company's
                  Registration Statement No. 333-13105)
  10.01-01    --  First Amendment, dated as of October 28, 1996, to Credit
                  Agreement, dated as of July 31, 1996, among the Company,
                  NationsBank, N.A. (South) and the other Lenders named
                  therein. (filed as Exhibit 10.01-01 to the Company's
                  Registration Statement No. 333-13105)
  10.01-02    --  Second Amendment, dated as of December 23, 1996, to Credit
                  Agreement, dated as of July 31, 1996, among the Company,
                  NationsBank, N.A. (South) and the other Lenders named
                  therein. (filed as Exhibit 10.01 to the Company's Quarterly
                  Report on Form 10-Q for the Fiscal Quarter ended December
                  31, 1996)
  10.01-03    --  Third Amendment, dated as of January 27, 1997, to Credit
                  Agreement, dated as of July 31, 1996, among the Company,
                  NationsBank, N.A. (South) and the other Lenders named
                  therein. (filed as Exhibit 10.02 to the Company's Quarterly
                  Report on Form 10-Q for the Fiscal Quarter ended December
                  31, 1996)
  10.01-04    --  Third Amendment to Lease Agreement, dated January 31, 1997, between the Company and Schneider Atlanta, L.P. (amending
                  the Lease filed as Exhibit 10.08. to the Registration
                  Statement on Form S-1, No. 333-13105, filed by the Company with the Commission under the Securities Act of 1993).
                  (filed as Exhibit 10.03 to the Company's Quarterly Report on
                  Form 10-Q for the Fiscal Quarter ended December 31, 1996)


  EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
  --------                           ----------------------
  10.01-05    --  Fourth Amendment, dated as of February 14, 1997, to Credit
                  Agreement, dated as of July 31, 1996, among the Company,
                  NationsBank, N.A. (South) and the other Lenders named
                  therein.
  10.01-06    --  Fifth Amendment, dated as of February 24, 1997, to Credit
                  Agreement, dated as of July 31, 1996, among the Company,
                  NationsBank, N.A. (South) and the other Lenders named
                  therein.
  10.01-07    --  Sixth Amendment, dated as of May 27, 1997, to Credit
                  Agreement, dated as of July 31, 1996, among the Company,
                  NationsBank, N.A. (South) and the other Lenders named
                  therein.
  10.02       --  Tranche A Term Note, dated July 31, 1996, issued by the
                  Company in favor of NationsBank, N.A. (South). (filed as
                  Exhibit 10.02 to the Company's Registration Statement No.
                  333-13105)
  10.02-01    --  Schedule identifying Tranche A Term Notes substantially identical in all material respects to Exhibit 10.02. (filed as Exhibit 10.02-01 to the Company's Registration Statement
                  No. 333-13105)
  10.03       --  Tranche B Term Note, dated July 31, 1996, issued by the
                  Company in favor of NationsBank, N.A. (South). (filed as
                  Exhibit 10.03 to the Company's Registration Statement No.
                  333-13105)
  10.03-01    --  Schedule identifying Tranche B Term Notes substantially identical in all material respects to Exhibit 10.03. (filed as Exhibit 10.03-01 to the Company's Registration Statement
                  No. 333-13105)
  10.04       --  Revolving Credit Note, dated July 31, 1996, issued by the
                  Company in favor of NationsBank, N.A. (South). (filed as
                  Exhibit 10.04 to the Company's Registration Statement No.
                  333-13105)
  10.04-01    --  Schedule identifying Revolving Credit Notes substantially identical in all material respects to Exhibit 10.04. (filed as Exhibit 10.04-01 to the Company's Registration Statement
                  No. 333-13105)
  10.05       --  Swingline Note, dated July 31, 1996, issued by the Company in favor of NationsBank, N.A., (South). (filed as Exhibit
                  10.05 to the Company's Registration Statement No. 333-13105)
  10.06       --  Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (filed as
                  Exhibit 10.06 to the Company's Registration Statement No.
                  333-13105)
  10.07       --  Option to Lease, dated May 4, 1993, between the Company and
                  Technology Park/Atlanta, Inc. (filed as Exhibit 10.07 to the
                  Company's Registration Statement No. 333-13105)
  10.08       --  Lease, dated May 4, 1993, between the Company and Technology
                  Park/Atlanta, Inc. (filed as Exhibit 10.08 to the Company's
                  Registration Statement No. 333-13105)
  10.08-01    --  First Amendment to Lease Agreement, dated December 21, 1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company's Registration Statement No.
                  333-13105)
  10.08-02    --  Second Amendment to Lease Agreement, dated December 21,
                  1995, between the Company and Schneider Atlanta, L.P. (filed as Exhibit 10.10 to the Company's Registration Statement No.
                  333-13105).

  EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
  --------                           ----------------------
  10.09       --  United States Government Contract M67854-94-C-2014, awarded
                  August 4, 1994, between the Company and the U.S. Marine
                  Corps. (filed as Exhibit 10.11 to the Company's Registration
                  Statement No. 333-13105)
  10.10       --  Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert B. Terry,
                  Robert F. Mecredy, David A. Apseloff, Greg Echols and Juan
                  de Ledebur. (filed as Exhibit 10.12 to the Company's
                  Registration Statement No. 333-13105)
  10.11       --  Firearms Training Systems, Inc. Stock Option Plan. (filed as
                  Exhibit 10.13 to the Company's Registration Statement No.
                  333-13105)
  10.12       --  Stock Option Agreement Series A, dated as of September 18,
                  1996 between the Company and Peter A. Marino. (filed as
                  Exhibit 10.14 to the Company's Registration Statement No.
                  333-13105)
  10.12-01    --  Schedule identifying Stock Option Agreements Series A
                  substantially identical in all material respects to Exhibit
                  10.12.
  10.13       --  Stock Option Agreement Series B, dated as of September 18,
                  1996 between the Company and Peter A. Marino. (filed as
                  Exhibit 10.15 to the Company's Registration Statement No.
                  333-13105)
  10.13-01    --  Schedule identifying Stock Option Agreements Series B
                  substantially identical in all material respects to Exhibit
                  10.13.
  10.14       --  Stock Option Agreement Series C, dated as of September 18,
                  1996 between the Company and William J. Bratton. (filed as
                  Exhibit 10.16 to the Company's Registration Statement No.
                  333-13105)
  10.14-01    --  Schedule identifying Stock Option Agreements Series C
                  substantially identical in all material respects to Exhibit
                  10.14. (filed as Exhibit 10.16.01 to the Company's
                  Registration Statement No. 333-13105)
  10.15       --  Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (filed as Exhibit 10.17 to the
                  Company's Registration Statement No. 333-13105)
  10.16       --  Registration Rights Agreement, dated as of July 31, 1996, among the Company, THIN International N.V. (formerly known as Firearms Training Systems International N.V.) and the
                  Institutional Holders set forth on Schedule I thereto.
                  (filed as Exhibit 10.18 to the Company's Registration
                  Statement No. 333-13105)
  10.17       --  Firearms Training Systems, Inc. Executive Severance Benefit
                  Plan. (filed as Exhibit 10.19 to the Company's Registration
                  Statement No. 333-13105)
  10.18       --  Employment Agreement, dated as of September 18, 1996,
                  between the Company and Peter A. Marino. (filed as Exhibit
                  10.20 to the Company's Registration Statement No. 333-13105)
  10.19       --  Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (filed as Exhibit 10.21 to the Company's Registration Statement No.
                  333-13105)
  10.19-01    --  Schedule identifying Agreements to Limit Future Competition substantially identical in all material respects to Exhibit
                  10.19. (filed as Exhibit 10.21-01 to the Company's
                  Registration Statement No. 333-13105)
  10.20       --  License Agreement, dated October 31, 1991 by and between
                  Microware Systems Corporation and the Company. (filed as
                  Exhibit 10.23 to the Company's Registration Statement No.
                  333-13105)
  11.01       --  Statement Regarding Computation of Pro Forma Net Income Per
                  Common Share.

  EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
  --------                           ----------------------
  21.01       --  Subsidiaries of the Company. (filed as Exhibit 21.01 to the
                  Company's Registration Statement No. 333-13105)
  23.01       --  Consent of Arthur Andersen LLP, dated June 18, 1997.
  24.01       --  Power of Attorney (set forth on page V-1).
  27.01       --  Financial Data Schedule. (for SEC use only).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Firearms Training Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and subsidiaries as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 16, 1997

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1996
                                                              ---------   -------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   1,663   $ 8,121
  Accounts receivable, net of allowance for doubtful
     accounts of $100 and $75 at March 31, 1997 and 1996,
     respectively...........................................     20,690    10,092
  Inventories...............................................     11,965    12,836
  Prepaid expenses and other current assets.................        477       655
  Deferred income taxes.....................................      1,491       866
                                                              ---------   -------
          Total current assets..............................     36,286    32,570
PROPERTY AND EQUIPMENT, net.................................      2,660     1,144
ESCROW AND OTHER DEPOSITS...................................        171       106
DEFERRED FINANCING COSTS, net...............................      3,004        --
                                                              ---------   -------
                                                              $  42,121   $33,820
                                                              =========   =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   4,538   $ 3,619
  Accrued liabilities.......................................      7,400     5,207
  Income taxes payable......................................        653     1,305
  Deferred revenue -- advanced billings.....................        554     1,455
  Deferred warranty revenue and reserves....................      1,203       768
  Current maturities of long-term debt......................      1,588        --
                                                              ---------   -------
          Total current liabilities.........................     15,936    12,354
                                                              ---------   -------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................     57,012        --
                                                              ---------   -------
OTHER NONCURRENT LIABILITIES................................        551       204
                                                              ---------   -------
COMMITMENTS AND CONTINGENCIES (Notes 4, 8 and 10)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 200 shares authorized,
     no shares issued at March 31, 1997 and 1996............         --        --
  Class A common stock, $0.000006 par value; 68,060 shares
     authorized; 20,402 and 49,800 shares issued and
     outstanding at March 31, 1997 and 1996, respectively...         --        --
  Class B non voting common stock, $0.000006 par value;
     2,200 shares authorized, no shares issued at March 31,
     1997 and 1996..........................................         --        --
  Additional paid-in capital................................    112,331     1,931
  Accumulated (deficit) earnings............................   (143,802)   19,343
  Cumulative foreign currency translation adjustment........         93       (12)
                                                              ---------   -------
          Total stockholders' equity (deficit)..............    (31,378)   21,262
                                                              ---------   -------
                                                              $  42,121   $33,820
                                                              =========   =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1997      1996      1995
                                                              -------   -------   -------
REVENUES....................................................  $90,806   $65,439   $29,164
COST OF REVENUES............................................   44,214    30,902    14,230
                                                              -------   -------   -------
GROSS PROFIT................................................   46,592    34,537    14,934
                                                              -------   -------   -------
OPERATING EXPENSES:
  Selling, general, and administrative expenses.............   15,016    12,087     8,169
  Research and development expenses.........................    4,224     2,781     2,296
  Depreciation and amortization.............................      473       386       330
                                                              -------   -------   -------
          Total operating expenses..........................   19,713    15,254    10,795
                                                              -------   -------   -------
OPERATING INCOME............................................   26,879    19,283     4,139
                                                              -------   -------   -------
OTHER (EXPENSE) INCOME, net:
  Interest (expense) income, net............................   (6,069)      165        12
  Nonrecurring recapitalization expenses (Note 10)..........   (1,181)       --        --
  Other (expense) income, net...............................       71       (93)       66
                                                              -------   -------   -------
          Total other (expense) income, net.................   (7,179)       72        78
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........   19,700    19,355     4,217
PROVISION FOR INCOME TAXES..................................    7,359     6,565     1,387
                                                              -------   -------   -------
INCOME BEFORE EXTRAORDINARY ITEM............................   12,341    12,790     2,830
EXTRAORDINARY ITEM, NET OF INCOME TAX BENEFIT OF $1,913
  (NOTE 4)..................................................   (3,327)       --        --
                                                              -------   -------   -------
NET INCOME..................................................  $ 9,014   $12,790   $ 2,830
                                                              =======   =======   =======
PRO FORMA NET INCOME PER COMMON SHARE (NOTE 2)..............  $  0.50   $  0.80   $  0.18
                                                              =======   =======   =======
PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE
  2)........................................................   18,009    16,029    16,029
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        CLASS B
                                                   CLASS A             NONVOTING
                           PREFERRED STOCK       COMMON STOCK        COMMON STOCK     ADDITIONAL              ACCUMULATED
                           ---------------   --------------------   ---------------    PAID-IN                 EARNINGS
                           SHARES   AMOUNT     SHARES      AMOUNT   SHARES   AMOUNT    CAPITAL     WARRANTS    (DEFICIT)
                           ------   ------   -----------   ------   ------   ------   ----------   --------   -----------
Balance, March 31,
  1994...................   --        $--     49,800,000     $--     --        $--     $  1,801     $  --      $   3,723
  Net income.............   --        --              --     --      --        --            --        --          2,830
  Capital contribution...   --        --              --     --      --        --           130        --             --
                             --       --     -----------     --       --       --      --------     -----      ---------
Balance, March 31,
  1995...................   --        --      49,800,000     --      --        --         1,931        --          6,553
  Net income.............   --        --              --     --      --        --            --        --         12,790
  Foreign currency
    translation
    adjustment...........   --        --              --     --      --        --            --        --             --
                             --       --     -----------     --       --       --      --------     -----      ---------
Balance, March 31,
  1996...................   --        --      49,800,000     --      --        --         1,931        --         19,343
  Net income.............   --        --              --     --      --        --            --        --          9,014
  Common stock issued in
    connection with the
    Recapitalization
    (Note 10)............   --        --      11,165,241     --      --        --        36,000        --             --
  Common stock retired in
    connection with the
    Recapitalization
    (Note 10)............   --        --     (46,832,022)    --      --        --        (1,816)       --       (150,034)
  Common stock issued to
    management in
    connection with the
    Recapitalization
    (Note 10)............   --        --         269,185     --      --        --           876        --             --
  Warrants issued in
    connection with the
    Recapitalization
    (Note 10)............   --        --              --     --      --        --            --       930             --
  Common stock issued in
    connection with the
    initial public
    offering, net of
    issuance costs.......   --        --       6,000,000     --      --        --        75,340        --             --
  Contingent payment to
    THIN International
    (Note 10)............   --        --              --     --      --        --            --        --        (19,300)
  Warrants repurchased in
    connection with the
    retirement of the
    Bridge Notes (Note
    4)...................   --        --              --     --      --        --            --      (930)        (2,825)
  Foreign currency
    translation
    adjustment...........   --        --              --     --      --        --            --        --             --
                             --       --     -----------     --       --       --      --------     -----      ---------
Balance, March 31,
  1997...................   --        $--     20,402,404     $--     --        $--     $112,331     $  --      $(143,802)
                           =====    ======    ==========   ======   =====    ======    ========    =======    ==========

                           CUMULATIVE
                             FOREIGN
                            CURRENCY
                           TRANSLATION
                           ADJUSTMENT      TOTAL
                           -----------   ---------
Balance, March 31,
  1994...................     $ --       $   5,524
  Net income.............       --           2,830
  Capital contribution...       --             130
                              ----       ---------
Balance, March 31,
  1995...................       --           8,484
  Net income.............       --          12,790
  Foreign currency
    translation
    adjustment...........      (12)            (12)
                              ----       ---------
Balance, March 31,
  1996...................      (12)         21,262
  Net income.............       --           9,014
  Common stock issued in
    connection with the
    Recapitalization
    (Note 10)............       --          36,000
  Common stock retired in
    connection with the
    Recapitalization
    (Note 10)............       --        (151,850)
  Common stock issued to
    management in
    connection with the
    Recapitalization
    (Note 10)............       --             876
  Warrants issued in
    connection with the
    Recapitalization
    (Note 10)............       --             930
  Common stock issued in
    connection with the
    initial public
    offering, net of
    issuance costs.......       --          75,340
  Contingent payment to
    THIN International
    (Note 10)............       --         (19,300)
  Warrants repurchased in
    connection with the
    retirement of the
    Bridge Notes (Note
    4)...................       --          (3,755)
  Foreign currency
    translation
    adjustment...........      105             105
                              ----       ---------
Balance, March 31,
  1997...................     $ 93       $ (31,378)
                           =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                1997       1996      1995
                                                              ---------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   9,014   $12,790   $ 2,830
                                                              ---------   -------   -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        473       386       330
     Amortization of deferred financing costs...............        514        --        --
     Non cash portion of extraordinary item.................      3,871        --        --
     Stock grant............................................        120        --        --
     Deferred income taxes..................................       (625)       52      (515)
     Changes in assets and liabilities:
       Accounts receivable, net.............................    (10,598)   (6,307)    1,884
       Inventories..........................................        871    (5,017)   (4,125)
       Prepaid expenses and other current assets............        178       273      (876)
       Escrow and other deposits............................        (65)      164      (270)
       Accounts payable.....................................        919     1,777       (96)
       Accrued liabilities..................................      2,193     2,769       886
       Income taxes payable.................................       (652)    1,305      (676)
       Deferred revenue -- advanced billings................       (901)   (2,039)    2,397
       Deferred warranty revenue and reserves...............        435       421       197
       Noncurrent liabilities...............................        347        (8)       45
                                                              ---------   -------   -------
          Total adjustments.................................     (2,920)   (6,224)     (819)
                                                              ---------   -------   -------
          Net cash provided by operating activities.........      6,094     6,566     2,011
                                                              ---------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net..................     (1,989)     (761)     (191)
                                                              ---------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of line of credit..........................         --        --      (876)
  Repurchase of warrants....................................     (3,755)       --        --
  Proceeds from borrowings of long-term debt................    110,000        --        --
  Repayments of long-term debt..............................    (51,400)       --        --
  Proceeds from sale of common stock........................    112,096        --        --
  Repurchase of common stock................................   (171,150)       --        --
  Deferred financing costs..................................     (6,459)       --        --
                                                              ---------   -------   -------
          Net cash used in financing activities.............    (10,668)       --      (876)
                                                              ---------   -------   -------
EFFECT OF CHANGES IN FOREIGN EXCHANGE RATES.................        105       (12)       --
                                                              ---------   -------   -------
NET (DECREASE) INCREASE IN CASH.............................     (6,458)    5,793       944
CASH, BEGINNING OF YEAR.....................................      8,121     2,328     1,384
                                                              ---------   -------   -------
CASH, END OF YEAR...........................................  $   1,663   $ 8,121   $ 2,328
                                                              =========   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest..................................................  $   5,278   $    11   $    48
                                                              =========   =======   =======
  Income taxes..............................................  $   6,723   $ 4,809   $ 2,100
                                                              =========   =======   =======
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Capital contribution recorded for forgiveness of
     related-party payable..................................  $      --   $    --   $   130
                                                              =========   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997, 1996, AND 1995

1.  ORGANIZATION AND NATURE OF BUSINESS

     Firearms Training Systems, Inc. ("FATS" or the "Company"), a Delaware corporation, was incorporated in 1984. The Company was a wholly owned subsidiary of THIN International N.V. (previously Firearms Training Systems International N.V.) ("THIN International"), a Netherlands Antilles corporation, until July 31, 1996, at which time approximately 79% of the outstanding stock of the Company was sold to a group of entities (the "Centre Entities") managed by Centre Partners Management LLC, in connection with a recapitalization and stock purchase and sale agreement (the "Recapitalization") (Note 10).

     FATS is engaged in the development, manufacture, sale and servicing of small and supporting arms training simulators and simulated firearms. The Company's products include simulators for the military, law enforcement, hunter and sports training as well as for vessel weapons training. The Company's customers include military and law enforcement agencies primarily throughout the United States ("U.S."), Europe and Asia.

     The Company has one wholly-owned subsidiary, FATS, Inc., which is the operating subsidiary (the "Operating Subsidiary") and which has five wholly owned subsidiaries (collectively, the "Subsidiaries"). Firearms Training Systems Limited, the Operating Subsidiary's U.K. subsidiary established in 1992, has been subcontracted by the Operating Subsidiary to perform manufacturing and maintenance work with respect to certain of the Operating Subsidiary's contracts. F.A.T.S. Singapore Pte Ltd, the Operating Subsidiary's Singapore subsidiary established in 1994, conducts certain activities of the Company in Asia. FATS Canada, Inc., the Operating Subsidiary's Canadian subsidiary established in 1996, was organized to support the performance of servicing obligations to Canadian customers. Firearms Training Systems Netherlands, B.V., the Operating Subsidiary's Netherlands subsidiary established in 1995, was organized to perform certain contractual obligations of the Operating Subsidiary with respect to the Operating Subsidiary's contract with the Royal Netherlands Army and to provide services to other customers in the region. F.A.T.S. Foreign Sales Corporation was organized in April 1995 to act as agent with respect to export sales of products and services outside the U.S. The operations of the Operating Subsidiary's subsidiaries are not currently significant to the consolidated financial position or results of operations of the Company.

     In fiscal 1997, THIN International contributed FATS U.K. to the Company and FATS U.K. became a wholly owned subsidiary of the Operating Subsidiary. The accompanying financial statements have been retroactively restated at historical cost to reflect the consolidation of FATS U.K. into the Company. A significant majority of FATS U.K.'s operations involve intercompany sales to the Operating Subsidiary, and such sales have been eliminated in these consolidated statements. Remaining operations of FATS U.K. are not material.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Operating Subsidiary and the Subsidiaries. All significant intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Operating Subsidiary's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION

     Substantially all revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue is primarily recognized upon shipment. A significant portion of the Company's revenues is derived from shipments under contract with various governmental agencies. Such contracts generally specify pricing terms by product and provide for shipment of the Company's simulators and other products over an extended period of time, with billings related to the shipment schedule. These contracts generally do not include reimbursement of product development costs. Advanced billings related to contracts are recorded as deferred revenue and are recognized primarily as units are delivered or on a percentage of completion method for contracts in which completion and delivery exceeds one year. Amounts billed for extended warranties are recorded as deferred revenue and are recognized as income over the lives of the service agreements, which generally range from one to three years.

RESTRICTED CASH

     In accordance with the terms of an escrow agreement with an agent of the Company, an escrow account is used to ensure contract performance by the Company under a certain foreign contract. The cash included in the escrow account is restricted and is paid out over a scheduled term. The balance in the escrow account has been classified in the accompanying financial statements as follows (in thousands):

                                                               MARCH 31
                                                              -----------
                                                              1997   1996
                                                              ----   ----
Prepaid expenses and other current assets...................  $86    $157
Escrow and other deposits...................................    6      86
                                                              ---    ----
          Total.............................................  $92    $243
                                                              ====   ====

INVENTORIES

     Inventories consist primarily of simulators, computer hardware, projectors and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                                                                  MARCH 31
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Raw materials...............................................  $ 8,233   $ 6,620
Work in progress............................................    2,816     5,556
Finished goods..............................................      916       660
                                                              -------   -------
                                                              $11,965   $12,836
                                                              =======   =======

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The detail of property and equipment is as follows (in thousands):

                                                                  MARCH 31
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Machinery and equipment.....................................  $ 2,711   $ 1,704
Demonstration equipment.....................................    1,421       602
Furniture and fixtures......................................      502       572
Vehicles....................................................      280       371
Leasehold improvements......................................       73         2
                                                              -------   -------
                                                                4,987     3,251
Less accumulated depreciation and amortization..............   (2,327)   (2,107)
                                                              -------   -------
                                                              $ 2,660   $ 1,144
                                                              =======   =======

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. Having found no instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset, thus requiring the recognition of an impairment loss, management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                 MARCH 31
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
Sales commissions, bonuses and agents' commissions..........  $2,414   $2,347
Accrued salaries and related expenses.......................   1,124      697
Professional fees...........................................     685      484
Accrued interest............................................     369       --
Other.......................................................   2,808    1,679
                                                              ------   ------
                                                              $7,400   $5,207
                                                              ======   ======

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company expenses research and development costs as incurred. Research and development costs included in the accompanying statements of income include salaries, wages, benefits, general and administrative, prototype equipment, project supplies, and other related costs directly associated with research and development activities.

FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 1997 and 1996. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In management's opinion, the carrying amounts of these financial instruments, with the exception of long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March 31, 1997 and 1996. As the variable interest rate on the Company's long-term debt is set for a maximum of 180 days, the carrying value of long-term debt approximates fair value at March 31, 1997.

PRO FORMA NET INCOME PER COMMON SHARE

     Pro forma net income per common share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares ("CSEs") from warrants and from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and CSEs issued at prices below the initial public offering price during the 12-month period prior to the Company's initial public offering (the "Offering") (Note 3) have been included in the calculation as if they were outstanding for all periods prior to the Offering, regardless of whether they are dilutive. Accordingly, the shares issued in the Recapitalization (Note 10), all shares issuable upon exercise of stock options granted (Note 5), and all shares issuable upon exercise of warrants (Note 4) are included in the earnings per share calculations for all periods presented. As the Company also repurchased shares in connection with the Recapitalization, the effect of the repurchased shares is also included in the earnings per share calculations for all periods presented.

STOCK SPLIT

     In connection with the Recapitalization (Note 10), the Company effected a 100,000-for-one stock split during fiscal year 1997. In anticipation of the Offering, the Company effected another stock split of 1.66-for-one during fiscal year 1997. All references in the accompanying financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding from both the 100,000-for-one stock split and the 1.66-for-one stock split.

INCOME TAXES

     The Company is a C corporation for U.S. federal income tax reporting purposes and accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain balances in prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

3.  THE OFFERING

     In November 1996, the Company completed an initial public offering of 6,000,000 shares of its Class A Common Stock. Net proceeds to the Company were approximately $75.3 million, and were used to repay the $40 million senior subordinated bridge notes (the "Bridge Notes") (Note 4) issued in connection with the Recapitalization, to reduce by $11.2 million the borrowings outstanding under the NationsBank Credit Agreement (Note 4), to make a $19.3 million contingent payment to THIN International (Note 10) and to fund certain nonrecurring obligations of the Company.

4.  LONG-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

     On July 31, 1996, the Company replaced its existing credit agreement and entered into a credit agreement with a group of financial institutions (the "NationsBank Credit Agreement"). The NationsBank Credit Agreement is comprised of three components:

     - Revolving credit facility with an aggregate principal amount of up to $15 million (which includes a $7.5 million letter-of-credit subfacility and a $2 million swingline subfacility) (the "NationsBank Revolving Credit Facility"). The NationsBank Revolving Credit Facility matures and is payable July 31, 2002. At March 31, 1997, the Company had no outstanding borrowings under this facility.

     - A term loan with an initial principal amount of $30 million maturing July 31, 2002 ( the "Tranche A Loan"). At March 31, 1997, $25 million was outstanding under the Tranche A Loan, with quarterly principal payments ranging from $688,000 to $1,606,000, commencing December 31, 1997.

     - A term loan with an initial principal amount of $40 million maturing July 31, 2003 (the "Tranche B Loan"). At March 31, 1997, $33.6 million was outstanding under the Tranche B Loan, with quarterly principal payments ranging from $106,000 to $7,958,000 commencing December 31, 1997.

     At March 31, 1997 and 1996, long-term debt consisted of the following (in thousands):

                                                               1997     1996
                                                              -------   ----
Tranche A Loan..............................................  $25,000    $--
Tranche B Loan..............................................   33,600    --
                                                              -------    --
                                                               58,600    --
Current portion.............................................   (1,588)   --
                                                              -------    --
                                                              $57,012    $--
                                                              =======   ====

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company had outstanding irrevocable standby letters of credit in the principal amount of approximately $2,161,000 and $825,000 at March 31, 1997 and 1996, respectively, in connection with the performance of certain sales contracts.

     The Tranche A Loan and the NationsBank Revolving Credit Facility bear interest at the Company's option of either:

     - The greater of (i) prime plus 1.25% to 1.75% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or (ii) the federal funds rate plus 1.75% to 2.25% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or

     - A function of the Eurodollar rate plus 2.25% to 2.75% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement).

The Tranche B Loan bears interest at the Company's option of either:

     - The greater of (i) prime plus 2.5% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or
      (ii) the federal funds rate plus 3.0% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or

     - A function of the Eurodollar rate plus 3.5% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement).

     At March 31, 1997, the interest rates in effect were 8.3% for the Tranche A Loan and 9.05% for the Tranche B Loan.

     On March 5, 1997, the Company entered into an interest rate protection agreement which expires on March 5, 1999 (the "protection period"). The agreement protects outstanding floating rate debt of $20,000,000 over the protection period. Under the agreement, the Company is reimbursed when actual interest rates exceed a limit, as defined. The limit, based upon the 90-day LIBOR is 6.5% over the protection period.

     The NationsBank Credit Agreement also provides for a commitment fee of 0.5% per year, paid quarterly, on the unused portion of the NationsBank Revolving Credit Facility and a yearly agency fee of $100,000. In addition, the Company paid approximately $2,716,000 in bank transaction fees (including the initial yearly agency fee) related to consummating the NationsBank Credit Agreement which is included in deferred financing costs in the accompanying balance sheets.

     The borrowings under the NationsBank Credit Agreement are secured by substantially all of the Company's assets, a pledge of all of the common shares of the Operating Subsidiary, and a pledge of 65% of the capital stock of the Company's foreign subsidiaries. The NationsBank Credit Agreement also contains restrictive covenants which, among other things, limit borrowings and capital expenditures, require certain leverage, fixed charge, and interest coverage ratios, as defined, to be maintained, and require a minimum net worth, as defined. Borrowings at March 31, 1997 were $58.6 million.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate annual maturities of long-term debt at March 31, 1997 are as follows (in thousands):

  1998........................................................  $ 1,588
  1999........................................................    5,240
  2000........................................................    5,928
  2001........................................................    5,932
  2002........................................................    6,622
  Thereafter..................................................   33,290
                                                                -------
                                                                $58,600
                                                                =======

BRIDGE NOTES

     Also in July 1996, the Company received $40 million from the sale of Bridge Notes to NationsBridge L.L.C. The Bridge Notes were repaid from the proceeds of the Offering (Note 3).

WARRANTS

     In connection with the Bridge Notes, the Company entered into a warrant escrow agreement (the "warrants") which required the Company to release from escrow warrants for between 288,434 and 2,019,034 shares of common stock (in any combination of voting or nonvoting as the holder may elect), contingent upon how and when the Bridge Notes were repaid and, if issued, the senior preferred stock redeemed. In connection with the Offering, the holder of the warrants agreed to redeliver the warrants to the Company in exchange for a payment of approximately $3.8 million from the net proceeds of the Offering. The fair value of these warrants at the date of grant was estimated to be approximately $3.22 per share, which is the price paid per share by the Centre Entities in connection with the Recapitalization (Note 10). The effective interest rate of the Bridge Notes, taking into consideration the issuance of such warrants, was approximately 12.8% to 13.3%.

FEES AND EXPENSES

     The Company capitalized approximately $6.2 million of fees and expenses incurred in connection with the NationsBank Credit Agreement and the Bridge Notes. The fees were paid to the bank upon consummation of the transaction and the expenses consisted primarily of legal, accounting and other miscellaneous expenses. Fees of approximately $3 million have been expensed as a result of the repayment of the Bridge Notes and the repayment of a portion of the Tranche A Loan and the Tranche B Loan and are included in the extraordinary loss in the accompanying statements of income. The remaining capitalized fees and expenses have been included in deferred financing costs, net of accumulated amortization, in the accompanying balance sheets and are being amortized over the life of the related debt.

EXTRAORDINARY ITEM

     A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and to reduce the outstanding borrowings under the NationsBank Credit Agreement by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt in the fiscal year ended March 31, 1997. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of the Warrants and a fee paid in connection with the repayment of the Bridge Notes.

5.  STOCK-BASED COMPENSATION PLAN

     The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the "Plan") in fiscal year 1997. The Company has reserved a total of 2,490,000 shares of Class A common stock for issuance under

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Plan under three different nonqualified option series. The Plan provides for antidilution in the event of certain defined circumstances. The Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant.

SERIES A OPTIONS

     Options under this series are available for grant to officers and other employees. The options are generally exercisable as follows: (i) 50% on the third anniversary of the option issue date (the "option date"), (ii) 25% on the fourth anniversary of the option date, and (iii) 25% on the fifth anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee's employment for any reason other than cause (as defined in the Plan) prior to the third anniversary of the option date, 16.7% of the options shall be exercisable for each anniversary of the option date prior to the optionee's termination date. In the event of termination of the optionee's employment for cause, all of the optionee's outstanding options shall be forfeited.

SERIES B OPTIONS

     Options under this series are available for grant to officers and other employees. The options are generally exercisable on the ninth anniversary but are subject to acceleration based on defined earnings targets. The options expire after the ninth anniversary of the option date. In the event of termination of the optionee's employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee's termination. In the event of termination of the optionee's employment for cause, all of the optionee's outstanding options shall be forfeited.

SERIES C OPTIONS

     Options under this series are available for grant to nonemployee directors. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event the optionee ceases to be a director, options shall be exercisable to the extent they are exercisable on the effective date of the optionee's ceasing to be a director.

     On September 18, 1996, in connection with the Recapitalization (Note 10), the Company granted options to purchase a total of 1,742,834 shares of common stock (Series A options for 846,517 shares of common stock, Series B options for 846,517 shares of common stock, and Series C options for 49,800 shares of common stock), at an exercise price of approximately $3.25 per share, the fair value of the Company's common stock on the date of grant determined by the Board of Directors based upon an appraisal prepared by an independent appraisal firm. In December 1996, the Company granted options to purchase a total of 30,000 shares of common stock at an exercise price of $14.00 per share (Series A options for 15,000 shares of common stock, and Series B options for 15,000 shares of common stock). As of March 31, 1997, options to purchase a total of 4,564 shares of common stock (Series A options for 2,282 shares of common stock and Series B options for 2,282 shares of common stock) were forfeited.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants at March 31, 1997:

                                                              SERIES A   SERIES B   SERIES C
                                                              --------   --------   --------
Risk-free interest rate.....................................    6.72%      6.96%      6.49%
Expected dividend yield.....................................    0          0          0
Expected lives (in years)...................................    4.21       7.81       2.46
Expected volatility.........................................   50.53      50.53      50.53

     The total value of options at March 31, 1997 was computed as approximately $17,989,000, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net income and net income per share would be decreased by the following pro forma amounts on an annual basis (net of tax):

                                                              PRO FORMA
                                                                CHARGE
                                                              ----------
Net income..................................................  $2,142,000
Pro forma net income per share..............................  $     0.12

     The following table sets forth the Company's outstanding options, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 1997:

                                                                                   WEIGHTED
                                               EXERCISE      NUMBER    WEIGHTED     AVERAGE
                                                 PRICE         OF      AVERAGE    CONTRACTUAL
                                                 RANGE       SHARES     PRICE        LIFE
                                             -------------   -------   --------   -----------
Series A...................................  $3.25 - 14.00   859,235    $3.44          7
Series B...................................   3.25 - 14.00   859,235     3.44          9
Series C...................................           3.25    49,800     3.25          7

     No options were exercisable at March 31, 1997.

     In September 1996, the Company entered into a management shares agreement ("Management Shares Agreement") with Centre Partners Management LLC, the Centre Entities and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the "Management Holders"). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Entities, has "bring along rights" pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Entities. The Management Holders have similar "tag along" rights pursuant to which they can participate in a sale by the Centre Entities of 5% or more of the outstanding shares of common stock to an unaffiliated third party. The Centre Entities also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Entities exercise any rights to register common stock under a registration rights agreement, which granted Centre Entities certain demand registration rights exercisable on no more than ten occasions as well as certain "piggy back" registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Entities, at such time as they hold less than 10% of the outstanding shares of common stock; and (ii) ten years from the date of the agreement, if not sooner terminated.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES

     The significant components of income tax expense are as follows (in thousands):

                                                                YEAR ENDED MARCH 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Current:
  Federal income tax expense................................  $6,844   $5,686   $1,596
  Foreign income tax expense................................     529      385       76
  State income tax expense..................................     611      442      230
Deferred income tax (benefit) expense.......................    (625)      52     (515)
                                                              ------   ------   ------
                                                              $7,359   $6,565   $1,387
                                                              ======   ======   ======

     A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

                                                                YEAR ENDED MARCH 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Tax at statutory federal rate...............................  $6,895   $6,774   $1,436
State taxes, net of federal income tax benefit..............     389      404       82
Research and development tax credit.........................      --     (100)    (100)
Foreign sales corporation benefit...........................    (516)    (639)      --
Nondeductible recapitalization expenses.....................     350       --       --
Other.......................................................     241      126      (31)
                                                              ------   ------   ------
                                                              $7,359   $6,565   $1,387
                                                              ======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset are as follows (in thousands):

                                                               YEAR ENDED
                                                                MARCH 31
                                                              -------------
                                                               1997    1996
                                                              ------   ----
Inventory reserves..........................................  $  532   $380
Accrued liabilities.........................................     379    227
Warranty reserve............................................     315    190
Deferred revenue............................................     106    102
Other.......................................................     159    (33)
                                                              ------   ----
          Net deferred income tax asset.....................  $1,491   $866
                                                              ======   ====

     The Company's management has determined that it is more likely than not that the Company will be able to fully utilize the deferred income tax assets.

7.  CONCENTRATION OF REVENUES

     Most of the Company's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 59.3% of the Company's revenues for fiscal 1997 were attributable to sales to military authorities in the U.S., 7.8% were attributable to sales to law enforcement authorities in the U.S. and 31.3% were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

     For the year ended March 31, 1997, the Company's five largest customers accounted for approximately 76.3% of the Company's total revenues. For any period, a "major customer" is defined as a customer from which the Company generated more than 10% of its revenues for that period. The following table summarizes information about the Company's major customers for the years ended March 31, 1997, 1996, and 1995:

                                                                                 PERCENT
                                                                     AGGREGATE      OF
                                                                     REVENUES     TOTAL
                             MAJOR CUSTOMERS                          (000'S)    REVENUES
                             ---------------                         ---------   --------
1997   U.S. Marine Corps...........................................   $44,802      49.3%
1996   U.S. Marine Corps...........................................    17,371      26.5
       Royal Netherlands Army......................................     8,279      12.7
       U.S. Army...................................................     6,610      10.1
1995   British Ministry of Defense.................................     8,660      29.7
       Singapore Army..............................................     3,935      13.5
       U.S. Air Force (including certain other components of the
         Department of Defense)....................................     3,546      12.2
       Swiss Army..................................................     3,212      11.0

     At March 31, 1997 and 1996, the Company had approximately $7,581,000 and $3,999,000, respectively, in outstanding accounts receivable related to revenues recognized from major customers for the related year.

     Given the nature of the Company's contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company's results of operations or financial condition.

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company's contracts have been obtained on a sole-source basis, while others, including its largest current contract (Contract 2014 with the U.S. Marine Corps), were obtained through a competitive bidding process. The extent to which the Company's contracts and orders are obtained through a competitive bidding process rather than as sole-source contracts may affect the Company's profit margins. The contracts obtained by the Company in the future may also be cost-reimbursement type contracts rather than fixed-price contracts, which may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company.

     A significant portion of the Company's sales are made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 1997, 1996 and 1995, 31.3%, 43.3% and 66.3% of the Company's revenues, respectively, were derived from sales to customers located outside the U.S. The Company expects that its

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company's products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancelable operating leases was approximately $743,000, $552,000 and $522,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

     At March 31, 1997, future minimum payments under noncancelable operating leases were as follows (in thousands):

     1998...................................................  $  773
     1999...................................................     752
     2000...................................................     751
     2001...................................................     760
     2002...................................................     765
     Thereafter.............................................   3,553
                                                              ------
                                                              $7,354
                                                              ======

GOVERNMENT AGENCY REVIEW

     The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

EMPLOYMENT AGREEMENT

     In September 1996, the Company entered into an employment agreement with its President and Chief Executive Officer. The amount of this contract is not material to the Company's financial position.

LEGAL

     The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment -- the manufacture, sale, and service of small and supporting arms training simulators. The Company sells its products throughout the world and operates

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

primarily in the U.S. Export sales are handled through F.A.T.S. Foreign Sales Corporation and, to a lesser extent, through certain other subsidiaries. Operations of the subsidiaries outside of the U.S. are not material. Geographic financial information on international sales is as follows (in thousands):

                                                                YEAR ENDED MARCH 31
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
International sales:
  Europe..................................................  $22,302   $26,252   $12,599
  Asia....................................................    5,008     1,165     3,935
  Other...................................................    1,143       911     2,808
                                                            -------   -------   -------
     Total................................................  $28,453   $28,328   $19,342
                                                            =======   =======   =======

10.  RECAPITALIZATION

     In connection with the Recapitalization and prior to the Offering:

     - The Company effected a 100,000-for-one and a 1.66-for-one stock split, resulting in 49,800,000 shares of Class A common stock outstanding and owned by THIN International.

     - The Company sold a total of 11,165,241 shares of Class A common stock and Class B non voting common stock to the Centre Entities for $36 million (the "Stock Sale"). The shares of Class B non voting common stock were subsequently converted to Class A common stock.

     - The Company obtained $116 million in borrowings under the NationsBank Credit Agreement and the sale of Bridge Notes (including the issuance of certain warrants) (collectively, the "Borrowings") (Note 4). Proceeds from the Borrowings and the Stock Sale were then used to repurchase 46,832,022 shares of common stock from THIN International for approximately $151.9 million, of which $15 million was placed in escrow for up to two years pending the occurrence of certain events as defined in the escrow agreement. The repurchased shares were canceled by the Company. A contingent payment of $19.3 million in cash was made to THIN International upon consummation of the Offering.

     - The Company also sold 232,333 shares to management at fair market value, granted 36,852 shares to the new President, and granted stock options for 1,742,834 shares at fair market value (Note 5).

     As a result of the Recapitalization as described above, THIN International retained approximately 20.6% of the outstanding shares of the Company and the Centre Entities owned approximately 77.5% of the Company prior to the Offering. As a result of the Offering and as of March 31, 1997, THIN International owned approximately 14.5% of the Company and the Centre Entities owned approximately 54.7% of the Company.

     The following unaudited pro forma information reflects the effects of the Recapitalization and the use of the proceeds of the Offering to repay debt for the years ended March 31, 1997 and 1996 as if these transactions had occurred on April 1, 1995:

                                                              PRO FORMA FOR THE
                                                               RECAPITALIZATION
                                                               AND THE OFFERING
                                                              ------------------
                                                                1997      1996
                                                              --------   -------
                                                                 (UNAUDITED)
Net income..................................................   $13,560    $9,026
Earnings per share..........................................   $  0.62    $ 0.42

     The pro forma information for the Recapitalization and the Offering includes the effects of the Recapitalization, and the sale of 6,000,000 shares of common stock in the Offering and application of $51.2

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million of the proceeds of the Offering to repay indebtedness incurred in the Recapitalization, resulting in a net interest expense, including amortization of deferred financing costs, of $5.7 million for the years ended March 31, 1997 and 1996, less the related income tax effect. The pro forma net income and earnings per share data do not include approximately $1.2 million of expenses related to the Recapitalization incurred in fiscal 1997, as well as an extraordinary loss of approximately $3.3 million, net of tax, incurred upon repayment of indebtedness with the proceeds from the Offering, as such expenses will not have a continuing impact on operations. The extraordinary loss was comprised of (1) approximately $566,000, net of tax, recorded as a discount against the Bridge Notes for the fair value of the warrants attached to the Bridge Notes (Note 4);
(2) approximately $825,000, net of tax, which relates to a fee in connection with the repayment of the Bridge Notes; and (3) approximately $2 million, net of tax, related to the write-off of capitalized transaction fees and expenses on the Bridge Notes and a pro rata portion of capitalized transaction fees and expenses on the Tranche A Loan and Tranche B Loan. The pro forma information may not be indicative of what results of operations would have been had the Recapitalization and the Offering actually occurred at the beginning of the respective periods.

                                                                     SCHEDULE II

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                         MARCH 31, 1997, 1996, AND 1995

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND    DEDUCTIONS     END OF
                                                        OF PERIOD     EXPENSES       (1)         PERIOD
                                                        ----------   ----------   ----------   ----------
Fiscal year ended March 31, 1997:
  Allowance for doubtful accounts.....................     $75          $25          $ --         $100
Fiscal year ended March 31, 1996:
  Allowance for doubtful accounts.....................      51           24            --           75
Fiscal year ended March 31, 1995:
  Allowance for doubtful accounts.....................     $71          $ 1          $(21)        $ 51

---------------

(1) Adjustment of allowance based on analysis of receivable balances.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on June 20, 1997.

                                          FIREARMS TRAINING SYSTEMS, INC.

                                                  /s/ PETER A. MARINO
                                          --------------------------------------
                                          By: Peter A. Marino
                                            President, Chief Executive Officer
                                              and Director
                                            (Principal Executive Officer)

                        POWER OF ATTORNEY AND SIGNATURES

     Each person whose signature appears below constitutes and appoints Peter A. Marino and David A. Apseloff, each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K of Firearms Training Systems, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or any of their substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ PETER A. MARINO                   President, Chief Executive         June 20, 1997
-----------------------------------------------------    Officer and Director (Principal
                   Peter A. Marino                       Executive Officer)


                /s/ DAVID A. APSELOFF                  Vice President, Treasurer, Chief   June 20, 1997
-----------------------------------------------------    Financial Officer and Assistant
                  David A. Apseloff                      Secretary (Principal Financial
                                                         and Accounting Officer)

                 /s/ LESTER POLLACK                    Chairman of the Board and          June 20, 1997
-----------------------------------------------------    Director
                   Lester Pollack

               /s/ WILLIAM J. BRATTON                  Director                           June 20, 1997
-----------------------------------------------------
                 William J. Bratton

                 /s/ CRAIG I. FIELDS                   Director                           June 20, 1997
-----------------------------------------------------
                   Craig I. Fields

                /s/ JONATHAN H. KAGAN                  Secretary and Director             June 20, 1997
-----------------------------------------------------
                  Jonathan H. Kagan

                                       V-1

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ SCOTT PEREKSLIS                   Vice President and Director        June 20, 1997
-----------------------------------------------------
                   Scott Perekslis

                /s/ BRUCE G. POLLACK                   Director                           June 20, 1997
-----------------------------------------------------
                  Bruce G. Pollack

                  /s/ PAUL J. ZEPF                     Director                           June 20, 1997
-----------------------------------------------------
                    Paul J. Zepf

                                EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

         10.01-05                   Fourth Amendment, dated as of February 14,
                                    1997, to Credit Agreement, dated as of July
                                    31, 1996, among the Company, NationsBank,
                                    N.A. (South) and the other Lenders named therein.

         10.01-06                   Fifth Amendment, dated as of February 24,
                                    1997, to Credit Agreement, dated as of July
                                    31, 1996, among the Company, NationsBank,
                                    N.A. (South) and the other Lenders named therein.

         10.01-07 Sixth Amendment, dated as of May 27, 1997, to Credit Agreement, dated as of July 31, 1996, among the Company, NationsBank, N.A.
                                    (South) and the other Lenders named therein.

         10.12-01                   Schedule identifying Stock Option Agreements
                                    Series A substantially identical in all
                                    material respects to Exhibit 10.12.

         10.13-01                   Schedule identifying Stock Option Agreements
                                    Series B substantially identical in all
                                    material respects to Exhibit 10.13.

         11.01                      Statement Regarding Computation of Pro Forma
                                    Net Income Per Common Share.

         23.01                      Consent of Arthur Andersen LLP, dated June
                                    18, 1997.

         27.01                      Financial Data Schedule (For SEC use only)