Form 10-Q
period 1997-06-30
FIREARMS TRAINING SYSTEMS INC
filed 1997-08-04
CIK 1021770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--   Act of 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     OR

     Transition report pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-21773


                         FIREARMS TRAINING SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                              57-0777018
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

                            7340 MCGINNIS FERRY ROAD
                             SUWANEE, GEORGIA 30024
                    (Address of principal executive offices)

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

                           Yes X                   No
                              ---                       ---

     As of July 30, 1997, there were (1) 20,405,083 shares of the Registrant's Class A Common Stock and (2) no shares of the Registrant's Class B Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                           PART I.   FINANCIAL INFORMATION                       Page No.
                                                                                 --------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Income
         Three months ended June 30, 1997 and 1996  ............................     3

         Condensed Consolidated Balance Sheets
         June 30, 1997 and March 31, 1997 ......................................     4

         Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 1997 and 1996 .............................     5

         Notes to Condensed Consolidated Financial Statements ..................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS .............................................     7

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................    11

ITEM 5.  OTHER INFORMATION......................................................    11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................    12

         SIGNATURES ............................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         FIREARMS TRAINING SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three months ended
                                                                   June 30,
                                                            ------------------------
                                                             1997            1996
                                                            -------         -------

Revenues                                                    $18,609         $13,734
Cost of revenues                                              8,241           6,561
                                                            -------         -------
Gross profit                                                 10,368           7,173
                                                            -------         -------

Operating expenses:
  Selling, general and administrative expenses                3,932           2,796
  Research and development expenses                           1,363             962
  Depreciation and amortization                                 176              92
                                                            -------         -------
       Total operating expenses                               5,471           3,850
                                                            -------         -------
Operating profit                                              4,897           3,323
                                                            -------         -------

Other income (expense), net:
  Interest income (expense), net                             (1,454)             96
  Other income (expense), net                                   (27)             69
                                                            -------         -------
       Total other income (expense), net                     (1,481)            165
                                                            -------         -------

Income before income taxes                                    3,416           3,488
Provision for income taxes                                    1,230           1,273
                                                            -------         -------
Net income                                                  $ 2,186         $ 2,215
                                                            =======         =======

Earnings per share                                          $  0.10         $  0.14
                                                            =======         =======

Weighted average common and common equivalent
  shares outstanding                                         21,691          16,029
                                                            =======         =======


         The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,        March 31,
                                                            1997             1997
                                                        --------------   -------------
                                                         (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $ 4,809         $ 1,663
  Accounts receivable, net                                   15,621          20,690
  Inventories                                                15,938          11,965
  Prepaid expenses and other current assets                     302             477
  Deferred income taxes                                       1,501           1,491
                                                            -------         -------
        Total current assets                                 38,171          36,286

Property and equipment, net                                   3,146           2,660
Escrow and other deposits                                       175             171
Other assets                                                  4,715           3,004
                                                            -------         -------
                                                            $46,207         $42,121
                                                            =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 3,747         $ 4,538
  Accrued liabilities                                         6,688           7,400
  Income taxes payable                                        1,272             653
  Deferred warranty revenue and reserves                      2,581           1,757
  Current maturities of long-term debt                        2,382           1,588
                                                            -------         -------
        Total current liabilities                            16,670          15,936
                                                            -------         -------

Long-term debt, less current maturities                      58,218          57,012
                                                            -------         -------
Other noncurrent liabilities                                    501             551
                                                            -------         -------

Stockholders' equity:
  Class A common stock                                           --              --
  Additional paid-in-capital                                112,345         112,331
  Accumulated (deficit) earnings                           (141,616)       (143,802)
  Cumulative foreign currency translation adjustment             89              93
                                                            -------         -------
        Total stockholders' (deficit) equity                (29,182)        (31,378)
                                                            -------         -------
                                                            $46,207         $42,121
                                                            =======         =======

         The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three months ended
                                                                              June 30,
                                                                     -------------------------
                                                                        1997           1996
                                                                     -------------  ----------
Cash flows from operating activities:
    Net income                                                        $ 2,186         $ 2,215
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                                      315              92
       Deferred income taxes                                              (10)             --
       Changes in assets and liabilities:
         Accounts receivable, net                                       5,069             334
         Inventories                                                   (3,823)         (1,790)
         Prepaid expenses and other current assets                        174              25
         Escrow and other deposits                                         (4)             29
         Accounts payable                                                (791)         (2,201)
         Accrued liabilities                                             (712)         (2,291)
         Income taxes payable                                             627             (47)
         Deferred revenues and reserves                                   773            (278)
         Noncurrent liabilities                                           (50)             (2)
                                                                      -------         -------
          Total adjustments                                             1,568          (6,129)
                                                                      -------         -------
          Net cash provided by (used in) operating activities           3,754          (3,914)
                                                                      -------         -------

Cash flows from investing activities:
    Payments for business acquisition                                  (2,150)             --
    Additions to property and equipment, net                             (461)            (27)
                                                                      -------         -------
          Net cash used in investing activities                        (2,611)            (27)
                                                                      -------         -------

Cash flows from financing activities:
    Borrowings of long-term debt                                        2,000              --
    Proceeds from sales of common stock                                     7              --
    Other assets                                                           --              --
                                                                      -------         -------
          Net cash used in financing activities                         2,007              --
                                                                      -------         -------

Effect of changes in foreign exchange rates                                (4)              4
                                                                      -------         -------

Net increase (decrease) in cash                                         3,146          (3,937)
Cash, beginning of period                                               1,663           8,121
                                                                      =======         =======
Cash, end of period                                                   $ 4,809         $ 4,184
                                                                      =======         =======

Supplemental disclosures of cash paid for:
    Interest                                                          $ 1,316         $    --
                                                                      =======         =======
    Income taxes                                                      $   647         $ 1,286
                                                                      =======         =======

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1997.

2.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                                            June 30,         March 31,
                                              1997             1997
                                            --------        ----------
     Raw materials                          $  7,934        $   8,233
     Work in progress                          6,589            2,816
     Finished Goods                            1,415              916
                                            --------        ---------
                                            $ 15,938        $  11,965
                                            ========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

Net Revenues. Revenues increased $4.9 million, or 35.5%, to $18.6 million for the three months ended June 30, 1997 as compared to the $13.7 million for the three months ended June 30, 1996. This increase was primarily attributable to a $3.9 million, or 110.4%, increase in sales to international customers.
This increase in international revenues was primarily due to the delivery of orders from an international customer totaling approximately $5.7 million.

Cost of Revenues. Costs of revenues increased $1.7 million, or 25.6%, to $8.2 million for the three months ended June 30, 1997 as compared to the $6.6 million for the three months ended June 30, 1996. As a percentage of revenues, cost of revenues decreased to 44.3% for the three months ended June 30, 1997 as compared to 47.8% for the three months ended June 30, 1996. The decrease was primarily due to the product and customer mix changes.

Gross Profit. As a result of the foregoing, gross profit increased $3.2 million, or 44.5%, to $10.4 million, or 55.7% of revenues, for the three months ended June 30, 1997 as compared to $7.2 million, or 52.2% of revenues, for the three months ended June 30, 1996.

Total Operating Expenses. Total operating expenses increased $1.6 million, or 42.1%, to $5.5 million for the three months ended June 30, 1997 as compared to $3.9 million for the three months ended June 30, 1996. As a percentage of revenues, total operating expenses increased to 29.4% for the three months ended June 30, 1997 as compared to 28.0% for the three months ended June 30, 1996. Approximately $1.1 million of the increase is attributable to a 40.6% increase in selling, general and administrative ("S,G&A") expenses. This increase in S,G&A is due primarily to an increase in selling expenses attributable to the increase in revenue and to a lesser extent an overall increase in the level of S,G&A due to the expansion of the Company's infrastructure. Operating expenses also increased due to the $0.4 million increase in Research and Development ("R&D") expenses. R&D expenses as a percentage of revenue increased to 7.3% for the three months ended June 30, 1997 as compared to 7.0% for the three months ended June 30, 1996. The increase in R&D expenses is associated with the Company's commitment to the development of new products and improvements of existing products.

Operating Income. As a result of the foregoing, operating income increased $1.6 million, or 47.4%, to $4.9 million, or 26.3% of revenues, for the three months ended June 30, 1997 as compared to 24.2% of revenues, for the three months ended June 30, 1996.

Other Income (Expense), net. Net interest expense totaled $1.5 million, or 7.8% of revenues for the three months ended June 30, 1997 as compared to net interest income of $96,000 for the three months ended June 30, 1996. The increase in net interest expense is a result of interest expense and amortization of deferred financing costs related to debt incurred in connection with the recapitalization of the Company on July 31, 1996.

Provision for Income Taxes. The effective tax rate decreased to 36.0% of income before taxes for the three months ended June 30, 1997 as compared to 36.5% of income before taxes for the three months ended June 30, 1996. This decrease was primarily attributable to the increase in international revenues as a percentage of revenues, which increased the tax benefits derived from the Company's foreign sales subsidiary.

Net Income. As a result of the foregoing, net income as reported decreased $29,000, or 1.3%, to $2.2 million ($0.10 per share), or 11.7% of revenues for the three months ended June 30, 1997 as compared to $2.2 million ($0.14 per share), or 16.1% of revenues for the three months ended June 30, 1996.

Pro Forma Results. The following pro forma results give effect to the recapitalization and the initial public offering of the Company's common stock on November 26, 1996 (the "Offering") as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the recapitalization and the extraordinary loss related to the early extinguishment of debt and reflect interest expense for all periods presented, based on the borrowings from the Company's credit facility of $58.6 million outstanding after the Offering. The pro forma net income for the three months ended June 30, 1997 was $2.2 million ($0.10 per share), or 11.7% of revenues, an increase of $0.9 million over the $1.3 million ($0.06 per share) pro forma net income for the three months ended June 30, 1996.

BACKLOG

Backlog, representing customer orders that have been contracted for future delivery, totaled $29.9 million at June 30, 1997. Approximately 77.1% and 19.4% of this backlog was attributable to international and U.S. military customers, respectively.

Contracts with U.S. and other governments may generally be terminated by the customer in whole or in part for default or its convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company's backlog will result in future revenues. However, these contracts generally provide for reimbursement of costs incurred through the date of termination.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs are to fund debt service, working capital and capital expenditures necessary to support its growth. Net working capital was $21.5 million at June 30, 1997 and $20.4 million at March 31, 1997.

The Company's operating activities generated cash of $3.8 million in the three months ended June 30, 1997 and used $3.9 million in the three months ended June 30, 1996. The $7.7 million increase in net cash provided by operations was primarily due to the decrease in accounts receivable due to the timing of payments from customers. Cash generated from operations in the three months ended June 30, 1997 and 1996 was further affected by an increase in inventories and decreases in accounts payable and accrued liabilities.

The Company's investing activities used cash of $2.6 million for the three months ended June 30, 1997 and $27,000 for the three months ended June 30, 1996. The Company's primary investing activity in the three month period ended June 30, 1997, was the purchase of the ICAT division from SBS Technologies on June 26, 1997 for $2,150,000, including transaction costs. The Company's other use of cash for investing activities for the three months ended June 30, 1997 was capital expenditures that were primarily for equipment used in manufacturing, R&D and general administration.

The Company's financing activities used cash of $2.0 million for the three months ended June 30, 1997. The Company's primary financing activity in the three month period ended June 30, 1997, was the borrowing of $2 million from its credit facility to finance the purchase of the ICAT division from SBS Technologies on June 26, 1997.

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

The Company believes that cash flow from operations and borrowings available under its credit agreement will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next 12 months.

CERTAIN FORWARD LOOKING STATEMENTS

Firearms Training Systems, Inc. ("FATS") continues to make deliveries to and is actively pursuing additional business from all branches of the U.S. military. Revenue from U.S. military customers, however, was approximately $7 million below expectations in the first quarter. The primary reason for lower than expected revenue in the first quarter fiscal 1998 was the delay in expected follow-on orders from the U.S. Army National Guard.

Additionally, FATS now anticipates that U.S. military revenue will be approximately $20 million to $25 million lower than previously expected in the full fiscal year ending March 31, 1998. The anticipated decrease in revenue of 13% to 18% for full fiscal 1998, as compared to fiscal 1997, primarily reflects revisions in the expected timing of business from the U.S. Army active and reserve components. On July 21, 1997, the U.S. Army issued the first formal document in the procurement process for Army Engagement Skills Trainers (EST). The draft Training System Requirements Document (TSRD) states the Army's intent to award a contract for the purchase of the EST, but does not set forth specifics concerning milestones and delivery schedules for the EST. Although the U.S. Army has indicated intent to award a contract in calendar 1997, it is unlikely that the Company will obtain and deliver significant orders to the active component of the U.S. Army before fiscal 1999, beginning April 1, 1998. Furthermore, continued delays in anticipated orders by the U.S. Army National Guard and U.S. Army Reserves are expected until such time as the Army contract is in place.

While management believes that law enforcement and international revenues for the year will be in line with expectations, the overall shortfall in consolidated revenues due to delays in U.S. military orders will affect FATS' fiscal 1998 operating margins adversely. Assuming delivery of the June 30 backlog as scheduled (approximately 85% of which amount is due to be shipped in fiscal 1998) and shipments for additional orders from new and existing customers, FATS currently anticipates operating margins of approximately 20-25% in fiscal 1998. Combined with a reduced revenue base, such margins would result in a 25-40% decrease in operating income from the level achieved in fiscal 1997.

The foregoing forward-looking statements are subject to a number of factors which could cause actual results to differ as described above and under Item 5 "Other Information". No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above.

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


ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (v) a significant proportion of international sales which may be subject to political, monetary and economic risks; (vi) the relatively undeveloped nature of the market for small and supporting arms training simulators and the need for continued adoption of simulation training systems if the market is to expand;
(vii) the potential for increased competition; (viii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (ix) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 1997 under the caption Part I and in the Company's Prospectus under the caption "Risk Factors".

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following documents are filed with this report as exhibits:

Exhibit
Number         Description
------         -----------


11.01          Statement regarding computation of net income per common share.

27.01          Financial Data Schedule.  (for SEC use only).



 (b)  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 4, 1997


                                   FIREARMS TRAINING SYSTEMS, INC.
                                            (Registrant)





                                   \s\ Peter A. Marino
                                   --------------------------------------------
                                   Peter A. Marino
                                   Chief Executive Officer and President




                                   \s\  David A. Apseloff
                                   --------------------------------------------
                                   David A. Apseloff
                                   Chief Financial Officer, Vice President,
                                   Treasurer, and Assistant Secretary
                                   (Principal Financial and Accounting Officer)