Form 10-Q
period 1997-09-30
FIREARMS TRAINING SYSTEMS INC
filed 1997-11-10
CIK 1021770

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     As of October 30, 1997, there were (1) 20,408,456 shares of the Registrant's Class A Common Stock and (2) no shares of the Registrant's Class B Common Stock outstanding.

                        FIREARMS TRAINING SYSTEMS, INC.


                                     INDEX

                   PART I.   FINANCIAL INFORMATION                     Page No.
                                                                       --------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Income
          Three and six months ended September 30, 1997 and 1996 ......    3

          Condensed Consolidated Balance Sheets
          September 30, 1997 and March 31, 1997 .......................    4

          Condensed Consolidated Statements of Cash Flows
          Six months ended September 30, 1997 and 1996 ................    5

          Notes to Condensed Consolidated Financial Statements ........    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ...................................    7

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ...........................................   12

ITEM 5.   OTHER INFORMATION............................................   12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................   13

          SIGNATURES ..................................................   14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIREARMS TRAINING SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three months ended          Six months ended
                                                        September 30,              September 30,
                                                   ---------------------       --------------------
                                                     1997          1996          1997         1996
                                                   -------       -------       -------      -------

Revenues                                           $19,415       $25,404       38,024       $39,138
Cost of revenues                                     9,105        11,419       17,346        17,980
                                                   -------       -------      -------       -------
Gross profit                                        10,310        13,985       20,678        21,158
                                                   -------       -------      -------       -------
Operating expenses:
  Selling, general and administrative
    expenses                                         3,959         4,717        7,891         7,513
  Research and development expenses                  1,433           869        2,796         1,831
  Depreciation and amortization                        208           111          384           203
                                                   -------       -------      -------       -------
    Total operating expenses                         5,600         5,697       11,071         9,547
                                                   -------       -------      -------       -------
Operating income                                     4,710         8,288        9,607        11,611
                                                   =======       =======      =======       =======

Other (expense) income, net:
  Interest (expense) income, net                    (1,466)       (2,076)      (2,920)       (1,980)
  Nonrecurring recapitalization expenses                 -        (1,120)           -        (1,120)
  Other (expense) income, net                           20            39           (7)          108
                                                   -------       -------      -------       -------
    Total other (expense) income, net               (1,446)       (3,157)      (2,927)       (2,992)
                                                   =======       =======      =======       =======

Income before income taxes                           3,264         5,131        6,680         8,619
Provision for income taxes                           1,175         2,008        2,405         3,281
                                                   -------       -------      -------       -------
Net income                                         $ 2,089       $ 3,123      $ 4,275       $ 5,338
                                                   =======       =======      =======       =======

Earnings per share                                 $  0.10       $  0.19      $  0.20       $  0.33
                                                   =======       =======      =======       =======

Weighted average common and common
 equivalent shares outstanding                      21,464        16,029       21,578        16,029
                                                   =======       =======      =======       =======

           The accompanying notes are an integral part of these condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        SEPTEMBER 30, March 31,
                                                            1997        1997
                                                        ------------  ---------
                                                         (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                               $  3,601   $  1,663
   Accounts receivable, net                                  18,837     20,690
   Inventories                                               13,452     11,965
   Prepaid expenses and other current assets                    193        477
   Deferred income taxes                                      1,520      1,491
                                                           --------   --------
        Total current assets                                 37,603     36,286

Property and equipment, net                                   3,182      2,660
Escrow and other deposits                                       170        171
Other assets                                                  4,552      3,004
                                                           --------   --------
                                                           $ 45,507   $ 42,121
                                                           ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  2,068   $  4,538
   Accrued liabilities                                        6,869      7,400
   Income taxes payable                                          78        653
   Deferred warranty revenue and reserves                     2,609      1,757
   Current maturities of long-term debt                       3,864      1,588
                                                           --------   --------
        Total current liabilities                            15,488     15,936
                                                           --------   --------

Long-term debt, less current maturities                      56,736     57,012
                                                           --------   --------
Other noncurrent liabilities                                    427        551
                                                           --------   --------
Stockholders' equity:
   Class A common stock                                          --         --
   Additional paid-in-capital                               112,346    112,331
   Accumulated (deficit) earnings                          (139,527)  (143,802)
   Cumulative foreign currency translation adjustment            37         93
                                                           --------   --------
        Total stockholders' (deficit) equity                (27,144)   (31,378)
                                                           --------   --------
                                                           $ 45,507   $ 42,121
                                                           ========   ========


             The accompanying notes are an integral part of these
                       condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Six months ended
                                                             September 30,
                                                      --------------------------
                                                         1997             1996
                                                       ---------       ----------
Cash flows from operating activities:
   Net income                                          $   4,275       $   5,338
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                           693             350
     Stock grant                                              --             120
     Deferred income taxes                                   (29)           (377)
     Changes in assets and liabilities:
        Accounts receivable, net                           1,853            (680)
        Inventories                                       (1,337)            224
        Prepaid expenses and other current assets            284            (705)
        Escrow and other deposits                              1              53
        Accounts payable                                  (2,470)           (778)
        Accrued liabilities                                 (531)          1,316
        Income taxes payable                                (568)             21
        Deferred revenues and reserves                       802              91
        Noncurrent liabilities                              (124)             (6)
                                                       ---------       ---------
        Total adjustments                                 (1,426)           (371)
                                                       ---------       ---------
        Net cash provided by operating activities          2,849           4,967
                                                       ---------       ---------
Cash flows from investing activities:
   Payments for business acquisitions                     (2,157)             --
   Additions to property and equipment, net                 (707)           (432)
                                                       ---------       ---------
        Net cash used in investing activities             (2,864)           (432)
                                                       ---------       ---------
Cash flows from financing activities:
   Borrowings of long-term debt                            2,000         110,000
   Repayments of long-term debt                               --            (200)
   Proceeds from sales of common stock                         9          36,756
   Repurchase of common stock                                 --        (151,850)
   Deferred financing costs                                   --          (6,411)
                                                       ---------       ---------
        Net cash provided by
         (used in) financing activities                    2,009         (11,705)
                                                       ---------       ---------
Effect of changes in foreign exchange rates                  (56)             --
                                                       ---------       ---------
Net increase (decrease) in cash                            1,938          (7,170)
Cash, beginning of period                                  1,663           8,121
                                                       ---------       ---------
Cash, end of period                                    $   3,601       $     951
                                                       =========       =========
Supplemental disclosures of cash paid for:
   Interest                                            $   2,693       $     130
                                                       =========       =========
   Income taxes                                        $   2,346       $   3,541
                                                       =========       =========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1997.

2.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):


                                     September 30,  March 31,
                                         1997         1997
                                     -------------  ---------
   Raw materials                       $ 7,534        $ 8,233
   Work in progress                      3,972          2,816
   Finished Goods                        1,946            916
                                       -------        -------
                                       $13,452        $11,965
                                       =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K and Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

Revenues. Revenues decreased $6.0 million, or 23.6%, to $19.4 million for the three months ended September 30, 1997 as compared to $25.4 million for the three months ended September 30, 1996. Sales to U.S. military customers for the three months ended September 30, 1997, decreased by $5.4 million, or 39.0%, to $8.4 million, primarily due to decreased sales to the U.S. Marine Corps. Sales to U.S. law enforcement customers for the three months ended September 30, 1997 increased by $1.0 million, or 91.5%, to $2.1 million primarily attributable to the delivery of systems to the FBI. Sales to international customers for the three months ended September 30, 1997 decreased by $1.6 million, or 16.0%, to $8.6 million. Sales to U.S. Hunter/Sports customers were unchanged at $0.3 million.

Cost of Revenues. Cost of revenues decreased $2.3 million, or 20.3%, to $9.1 million for the three months ended September 30, 1997 as compared to $11.4 million for the three months ended September 30, 1996. As a percentage of revenues, cost of revenues increased to 46.9% for the three months ended September 30, 1997 as compared to 44.9% for the three months ended September 30, 1996. The higher cost of sales as a percentage of revenue achieved in the second quarter fiscal 1998 as compared to the second quarter fiscal 1997 was primarily attributable to customer and product mix changes and the Company attaining better operating leverage in the second quarter fiscal 1997.

Gross Profit. As a result of the foregoing, gross profit decreased $3.7 million, or 26.3%, to $10.3 million, or 53.1% of revenues, for the three months ended September 30, 1997 as compared to $14.0 million, or 55.1% of the revenues, for the three months ended September 30, 1996.

Total Operating Expenses. Total operating expenses decreased $0.1 million, or 1.7%, to $5.6 million for the three months ended September 30, 1997 as compared to $5.7 million for the three months ended September 30, 1996. Total operating expenses as a percentage of revenues increased to 28.8% for the three months ended September 30, 1997 from 22.4% for the three months ended September 30, 1996 due primarily to a $0.6 million, or 64.9%, increase in research and development ("R&D") costs as part of continued efforts in developing new and improving existing products. Selling, General & Administrative ("S, G & A") expenses decreased $0.8 million, or 16.1%, primarily due to several one-time charges in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1998.

Operating Income. As a result of the foregoing, operating income decreased $3.6 million, or 43.2%, to $4.7 million, or 24.3% of revenues, for the three months ended September 30, 1997 as compared to $8.3 million, or 32.6% of revenues, for the three months ended September 30, 1996.

Other (Expense) Income, net. Net interest expense totaled $1.5 million, or 7.6% of revenues for the three months ended September 30, 1997 as compared to $2.1 million, or 8.2% for the three months ended September 30, 1996. The decrease in net interest expense was a result of the repayment of a portion of debt incurred in connection with a Recapitalization in July 1996 (the "Recapitalization") with the proceeds from the initial public offering. Other (expense) income, net also includes a nonrecurring charge for the second quarter of fiscal 1997 of $1.1 million for expenses incurred in connection with the Recapitalization.

Provision for Income Taxes. The effective tax rate decreased to 36.0% of income before income taxes for the three months ended September 30, 1997 as compared to 39.1% of income before taxes for the three months ended September 30, 1996. This decrease was primarily attributable to certain nonrecurring expenses incurred in connection with the Recapitalization, which were not deductible for income tax purposes in fiscal 1997.

Net Income. As a result of the foregoing, net income as reported decreased $1.0 million, or 33.1%, to $2.1 million ($0.10 per share), or 10.8% of revenues for the three months ended September 30, 1997 as compared to $3.1 million ($0.19 per share), or 12.3% of revenues for the three months ended September 30, 1996.

Pro Forma Results. The following pro forma results for fiscal 1997 give effect to the Recapitalization and the initial public offering of the Company's common stock on November 26, 1996 (the "Offering") as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and reflect interest expense for all periods presented, based on the senior bank debt of $58.6 million outstanding after the Offering. The historical net income for the three months ended September 30, 1997 was $2.1 million ($0.10 per share), or 10.8% of revenues, a decrease of $2.3 million from the $4.4 million ($0.20 per share), or 17.3% of revenues, pro forma net income for three months ended September 30, 1996.

Six Months Ended September 30, 1997 and 1996

Revenues. Revenues decreased $1.1 million, or 2.8%, to $38.0 million for the six months ended September 30, 1997 as compared to $39.1 million for the six months ended September 30, 1996. This decrease was attributable to a $3.7 million decrease, or 17.3%, to $17.6 million in sales to the U.S. military due primarily to a decrease in sales to the U.S. Marine Corps. This decrease was partially offset by an increase of $2.2 million, or 16.3%, to $15.9 million, in international sales, primarily due to the delivery of orders to two international customers totaling approximately $10.2 million. Sales to U.S. law enforcement customers for the six months ended September 30, 1997 increased by $0.4 million, or 10.5%, to $3.9 million. Sales to U.S. Hunter/Sports customers were unchanged at $0.6 million.

Cost of Revenues. Cost of revenues decreased $0.6 million, or 3.5%, to $17.3 million for the six months ended September 30, 1997 as compared to $18.0 million for the six months ended September 30, 1996. As a percentage of revenues, cost of revenues decreased to 45.6% for the six months ended September 30, 1997 as compared to 45.9% for the six months ended September 30, 1996.

Gross Profit. As a result of the foregoing, gross profit decreased $0.5 million, or 2.3% to $20.7 million, or 54.4% of revenues, for the six months ended September 30, 1997 as compared to $21.2 million, or 54.1% of the revenues, for the six months ended September 30, 1996.

Total Operating Expenses. Total operating expenses increased $1.5 million, or 16.0% to $11.1 million for the six months ended September 30, 1997 as compared to $9.5 million for the six months ended September 30, 1996. Total operating expenses as a percentage of revenues increased to 29.1% for the six months ended September 30, 1997 from 24.4% for the six months ended September 30, 1996. S, G & A expenses increased $0.4 million, or 5.0%. Also, R&D costs increased $1.0 million, or 52.7%, from the six months ended September 30, 1996 to the six months ended September 30, 1997 due to continued efforts in developing new and improving existing products.

Operating Income. As a result of the foregoing, operating income decreased $2.0 million, or 17.3%, to $9.6 million, or 25.3% of revenues, for the six months ended September 30, 1997 as compared to $11.6 million, or 29.7% of revenues, for the six months ended September 30, 1996.

Other (Expense) Income, net. Net interest expense totaled $2.9 million, or 7.7% of revenues for the six months ended September 30, 1997 as compared to $2.0 million, or 5.1% for the six months ended September 30, 1996. The increase in net interest expense is a result of the debt incurred in connection with the Recapitalization. Other (expense) income, net also includes a nonrecurring charge of $1.1 million for expenses incurred in connection with the Recapitalization.

Provision for Income Taxes. The effective tax rate decreased to 36.0% of income before income taxes for the six months ended September 30, 1997 as compared to 38.1% of income before taxes for the six months ended September 30, 1996. This decrease was primarily attributable to certain nonrecurring expenses incurred in connection with the Recapitalization, which were not deductible for income tax purposes in fiscal 1997.

Net Income. As a result of the foregoing, net income as reported decreased $1.1 million, or 19.9%, to $4.3 million ($0.20 per share), or 11.2% of revenues for the six months ended September 30, 1997 as compared to $5.3 million ($0.33 per share), or 13.6% of revenues for the six months ended September 30, 1996.

Pro Forma Results. The following pro forma results for fiscal 1997 give effect to the Recapitalization and the Offering as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and reflect interest expense for all periods presented, based on the senior bank debt of $58.6 million outstanding after the Offering. The historical net income for the six months ended September 30, 1997 was $4.3 million ($0.20 per share), or 11.2% of revenues, a decrease of $1.4 million from the $5.7 million ($0.26 per share) pro forma net income for six months ended September 30, 1996.

BACKLOG

Backlog, representing customer orders that have been contracted for future delivery, totaled approximately $44.0 million at September 30, 1997. Approximately 75.2% and 20.4% of this backlog was attributable to international and U.S. military customers, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs are to fund debt service, working capital and capital expenditures necessary to support its growth. Net working capital was $22.1 million at September 30, 1997 and $20.4 million at March 31, 1997.

The Company's operating activities generated cash of $2.9 million in the six months ended September 30, 1997 and $5.0 million in the six months ended September 30, 1996. The $2.1 million decrease in net cash provided by operations was primarily due to the decrease in accounts payable due to the timing of payments to vendors.

The Company's investing activities used cash of $2.9 million for the six months ended September 30, 1997 and $0.4 million for the six months ended September 30, 1996. The Company's primary investing activity in the six month period ended September 30, 1997 was the purchase of the ICAT division from SBS Technologies on June 26, 1997 for $2,150,000, including transaction costs. The Company's other use of cash for investing activities for the six months ended September 30, 1997 was capital expenditures that were primarily for equipment used in manufacturing, R&D and general administration.

The Company's financing activities provided cash of $2.0 million for the six months ended September 30, 1997. The Company's primary financing activity in the six month period ended September 30, 1997, was the net borrowing of $2.0 million from its credit facility to finance the purchase of the ICAT division from SBS Technologies on June 26, 1997.

The Company amended and restated its NationsBank Credit Agreement ("Credit Agreement") on October 15, 1997. The amended Credit Agreement incorporated several important changes, including, but not limited to, the following: (i) increased the available borrowings under the revolving line of credit from $15 million to $25 million; (ii) increased the annual capital expenditures basket from $3 million to $5 million; (iii) reduced the interest rate on the Tranche B Term Loan Eurodollar borrowings by 0.50%; (iv) added flexibility for future acquisitions by including a $10 million aggregate acquisition basket; and (v) permitted foreign currency letters of credit. All members of the current bank syndicate participated in the amended and restated Credit Agreement.

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

OTHER

The Company continues to make deliveries to and is actively pursuing additional business from all branches of the U.S. military. One of the most important business opportunities in this regard is the forthcoming U.S. Army contract for the purchase of Engagement Skills Trainers (EST). On October 28, 1997, the U.S. Army issued a draft Request for Proposal ("RFP") and Management believes that the final RFP will be issued shortly. The U.S. Army has indicated that it will require a side-by-side demonstration of competing bidders' products in December, 1997 and that it intends to award the contract in the first calendar quarter of 1998. If the Company is the successful bidder, it is unlikely that it would obtain and deliver significant orders under this contract before fiscal 1999, beginning April 1, 1998.

The foregoing forward looking statements are subject to a number of factors which could cause actual results to differ as described above and under Item 5 "Other Information".

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following documents are filed with this report as exhibits:


Exhibit
Number    Description
-------   -----------

10.01 Amended and Restated Credit Agreement, dated October 15, 1997, among the Company, NationsBank, N.A. (South) and the other Lenders named therein.

11.01     Statement regarding computation of earnings per common share.

27.01     Financial Data Schedule (for SEC use only).


(b)       No reports on Form 8-K were filed during the quarter ended September
          30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 10, 1997


                                    FIREARMS TRAINING SYSTEMS, INC.
                                             (Registrant)





                                    /s/  Peter A. Marino
                                    --------------------------------------------
                                    Peter A. Marino
                                    President and Chief Executive Officer




                                    /s/  David A. Apseloff
                                    -------------------------------------------
                                    David A. Apseloff
                                    Chief Financial Officer,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial and Accounting Officer)