Form 10-Q
period 1997-12-31
FIREARMS TRAINING SYSTEMS INC
filed 1998-02-09
CIK 1021770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

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

                           Yes  X                        No
                              -----                        -----

         As of January 30, 1998, there were (1) 20,413,126 shares of the Registrant's Class A Common Stock and (2) no shares of the Registrant's Class B Non-voting Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                           PART I.   FINANCIAL INFORMATION                                                    Page No.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Income
         Three and nine months ended December 31, 1997 and 1996 ...........................................      3

         Condensed Consolidated Balance Sheets
         December 31, 1997 and March 31, 1997 .............................................................      4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended December 31, 1997 and 1996 .....................................................      5

         Notes to Condensed Consolidated Financial Statements .............................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ........................................................................      8

         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................................................     14

ITEM 5.  OTHER INFORMATION ................................................................................     14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................................................     15

         SIGNATURES .......................................................................................     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIREARMS TRAINING SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended            Nine months ended
                                                              December 31,                  December 31,
                                                         ------------------------     -----------------------
                                                            1997         1996            1997          1996
                                                         -----------  -----------     ---------     ---------
Revenues                                                  $ 18,102      $ 25,667      $ 56,126      $ 64,805

Cost of revenues                                             9,079        12,557        26,425        30,537
                                                          --------      --------      --------      --------
Gross profit                                                 9,023        13,110        29,701        34,268
                                                          --------      --------      --------      --------

Operating expenses:
     Selling, general and administrative expenses            2,940         3,842        10,831        11,355
     Research and development expenses                       1,803           944         4,599         2,775
     Depreciation and amortization                             246           124           630           327
                                                          --------      --------      --------      --------
          Total operating expenses                           4,989         4,910        16,060        14,457
                                                          --------      --------      --------      --------
Operating income                                             4,034         8,200        13,641        19,811
                                                          --------      --------      --------      --------

Other (expense) income, net:
     Interest (expense) income, net                         (1,499)       (2,814)       (4,419)       (4,647)
     Nonrecurring recapitalization expenses                   --             (61)         --          (1,181)
     Other (expense) income, net                               (70)          211           (77)          172
                                                          --------      --------      --------      --------
          Total other (expense) income, net                 (1,569)       (2,664)       (4,496)       (5,656)
                                                          --------      --------      --------      --------
Income before income taxes and extraordinary item            2,465         5,536         9,145        14,155
Provision for income taxes                                     814         2,023         3,219         5,304
                                                          --------      --------      --------      --------
Net income before extraordinary item                         1,651         3,513         5,926         8,851
Extraordinary item, net of taxes                              --          (3,327)         --          (3,327)
                                                          --------      --------      --------      --------
Net income                                                $  1,651      $    186      $  5,926      $  5,524
                                                          ========      ========      ========      ========

Basic Earnings per common share                           $   0.08      $   0.01      $   0.29      $   0.36
                                                          ========      ========      ========      ========
Diluted Earnings per common share                         $   0.08      $   0.01      $   0.28      $   0.33
                                                          ========      ========      ========      ========

Weighted average common shares outstanding
                                                            20,410        16,750        20,406        15,187
                                                          ========      ========      ========      ========

Weighted average common and common
  equivalent shares outstanding                             21,190        18,244        21,448        16,770
                                                          ========      ========      ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   DECEMBER 31,            March 31,
                                                                      1997                    1997
                                                                   ------------            ---------
                                                                   (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                      $   3,688               $   1,663
    Accounts receivable, net                                          18,892                  20,690
    Inventories                                                       13,151                  11,965
    Prepaid expenses and other current assets                            264                     477
    Deferred income taxes                                              1,529                   1,491
                                                                   ---------               ---------
              Total current assets                                    37,524                  36,286


Property and equipment, net                                            3,398                   2,660
Escrow and other deposits                                                125                     171
Other assets                                                           5,092                   3,004
                                                                   =========               =========
                                                                   $  46,139               $  42,121
                                                                   =========               =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $   2,422               $   4,538
    Accrued liabilities                                                7,203                   7,400
    Income taxes payable                                                 199                     653
    Deferred warranty revenue and reserves                             1,687                   1,757
    Current maturities of long-term debt                               4,600                   1,588
                                                                   ---------               ---------
        Total current liabilities                                     16,111                  15,936
                                                                   ---------               ---------

Long-term debt, less current maturities                               55,200                  57,012
                                                                   ---------               ---------
Other noncurrent liabilities                                             411                     551
                                                                   ---------               ---------

Stockholders' equity:
    Class A common stock                                                --                      --
    Additional paid-in-capital                                       112,365                 112,331
    Accumulated (deficit) earnings                                  (137,876)               (143,802)
    Cumulative foreign currency translation adjustment                   (72)                     93
                                                                   ---------               ---------
               Total stockholders'  (deficit) equity                 (25,583)                (31,378)
                                                                   ---------               ---------
                                                                   $  46,139               $  42,121
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

                         FIREARMS TRAINING SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine months ended
                                                                                  December 31,
                                                                           ----------------------------
                                                                               1997           1996
                                                                           -------------  -------------
Cash flows from operating activities:
     Net income                                                             $ 5,926         $   5,524
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                                         1,163               710
        Non cash portion of extraordinary item                                 --               3,871
        Stock grant                                                            --                 120
        Deferred income taxes                                                   (38)             (377)
        Deferred profit sharing compensation                                     16              --
        Changes in assets and liabilities:
          Accounts receivable, net                                            1,800            (4,099)
          Inventories                                                          (948)           (1,033)
          Income tax receivable                                                --              (1,912)
          Prepaid expenses and other current assets                             212              (294)
          Escrow and other deposits                                              47              (355)
          Accounts payable                                                   (2,116)               97
          Accrued liabilities                                                  (196)            1,739
          Income taxes payable                                                 (446)             (998)
          Deferred revenues and reserves                                       (120)              846
          Noncurrent liabilities                                               (140)              418
                                                                            -------         ---------
            Total adjustments                                                  (766)           (1,267)
                                                                            -------         ---------
            Net cash provided by operating activities                         5,160             4,257
                                                                            -------         ---------

Cash flows from investing activities:
     Payments for business acquisitions                                      (2,400)             --
     Additions to property and equipment, net                                (1,140)           (1,049)
                                                                            -------         ---------
            Net cash used in investing activities                            (3,540)           (1,049)
                                                                            -------         ---------

Cash flows from financing activities:
     Repurchase of warrants                                                    --              (3,755)
     Borrowings of long-term debt                                             2,000           110,000
     Repayments of long-term debt                                              (800)          (51,400)
     Proceeds from sales of common stock                                          9           112,740
     Repurchase of common stock                                                --            (171,150)
     Deferred financing costs                                                  (639)           (6,359)
                                                                            -------         ---------
            Net cash provided by (used in) financing activities                 570            (9,924)
                                                                            -------         ---------

Effect of changes in foreign exchange rates                                    (165)               74
                                                                            -------         ---------

Net increase (decrease) in cash                                               2,025            (6,642)
Cash, beginning of period                                                     1,663             8,121
                                                                            =======         =========
Cash, end of period                                                         $ 3,688         $   1,479
                                                                            =======         =========

Supplemental disclosures of cash paid for:
     Interest                                                               $ 3,994         $   3,419
                                                                            =======         =========
     Income  taxes                                                          $ 3,672         $   6,355
                                                                            =======         =========

The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1997.

2.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                                                 DECEMBER 31,      March 31,
                                                    1997              1997
                                                 ------------      ---------
     Raw materials                               $ 6,960           $ 8,233
     Work in progress                              4,026             2,816
     Finished Goods                                2,165               916
                                                 -------           -------
                                                 $13,151           $11,965
                                                 =======           =======

3.   EXTRAORDINARY ITEM.

     A portion of the proceeds from the initial public offering in November 1996 was used to repay $40 million in bridge notes and reduce senior bank debt by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of certain warrants issued in connection with the bridge notes and a fee paid in connection with the repayment of the bridge notes.

                         FIREARMS TRAINING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table sets forth the earnings per share before the extraordinary item and for the extraordinary item for the three and nine months ended December 31, 1997 and 1996, respectively:


                                                           Three months ended                 Nine months ended
                                                              December 31,                       December 31,
                                                         ------------------------           -----------------------
                                                            1997         1996                 1997         1996
                                                         -----------  -----------          -----------  -----------
    Income before extraordinary item - earnings per share
        Basic                                               $ 0.08       $ 0.21               $ 0.29       $ 0.58
                                                            ======       ======               ======       ======
        Diluted                                             $ 0.08       $ 0.19               $ 0.28       $ 0.53
                                                            ======       ======               ======       ======
    Extraordinary item, net of taxes - earnings per share
        Basic                                                  $--       $ 0.20                  $--       $ 0.22
                                                            ======       ======               ======       ======
        Diluted                                                $--       $ 0.18                  $--       $ 0.20
                                                            ======       ======               ======       ======

    Weighted average common shares outstanding              20,410       16,750               20,406       15,187
                                                            ======       ======               ======      =======


    Weighted average common and common
      equivalent shares outstanding                         21,190       18,244               21,448       16,770
                                                            ======       ======               ======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K and Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996

Revenues. Revenues decreased $7.6 million, or 29.5%, to $18.1 million for the three months ended December 31, 1997 as compared to $25.7 million for the three months ended December 31, 1996. Sales to U.S. military customers for the three months ended December 31, 1997, decreased by $9.2 million, or 50.7%, to $9.0 million, primarily due to decreased sales to the U.S. Marine Corps. Sales to U.S. law enforcement customers for the three months ended December 31, 1997 increased by $1.4 million, or 97.5%, to $2.9 million primarily attributable to the delivery of systems to the FBI. Sales to international customers for the three months ended December 31, 1997 increased by $0.5 million, or 8.0%, to $6.1 million. Sales to U.S. Hunter/Sports customers for the three months ended December 31, 1997 decreased by $209,000, or 56.0%, to $164,000.

Cost of Revenues. Cost of revenues decreased $3.5 million, or 27.7%, to $9.1 million for the three months ended December 31, 1997 as compared to $12.6 million for the three months ended December 31, 1996. As a percentage of revenues, cost of revenues increased to 50.2% for the three months ended December 31, 1997 as compared to 48.9% for the three months ended December 31, 1996. The higher cost of sales as a percentage of revenue achieved in the third quarter fiscal 1998 as compared to the third quarter fiscal 1997 was primarily attributable to customer and product mix changes and the Company attaining better operating leverage in the third quarter fiscal 1997.

Gross Profit. As a result of the foregoing, gross profit decreased $4.1 million, or 31.2%, to $9.0 million, or 49.8% of revenues, for the three months ended December 31, 1997 as compared to $13.1 million, or 51.1% of the revenues, for the three months ended December 31, 1996.

Total Operating Expenses. Total operating expenses increased $0.1 million, or 1.6%, to $5.0 million for the three months ended December 31, 1997 as compared to $4.9 million for the three months ended December 31, 1996. Total operating expenses as a percentage of revenues increased to 27.6% for the three months ended December 31, 1997 from 19.1% for the three months ended December 31, 1996 due primarily to a $0.9 million, or 91.0%, increase in research and development ("R&D") costs as part of continued efforts in developing new and improving existing products. Selling, General & Administrative ("S, G & A") expenses decreased $0.9 million, or 23.5%, primarily due to lower agents commissions and bonus expenses in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

Operating Income. As a result of the foregoing, operating income decreased $4.2 million, or 50.8%, to $4.0 million, or 22.3% of revenues, for the three months ended December 31, 1997 as compared to $8.2 million, or 31.9% of revenues, for the three months ended December 31, 1996.

Other (Expense) Income, net. Net interest expense totaled $1.5 million, or 8.3% of revenues for the three months ended December 31, 1997 as compared to $2.8 million, or 11.0% for the three months ended December 31, 1996. The decrease in net interest expense was a result of the repayment of a portion of debt incurred in connection with the Recapitalization in July 1996 (the "Recapitalization") with the proceeds from the initial public offering (the "Offering").

Provision for Income Taxes. The effective tax rate decreased to 33.0% of income before income taxes for the three months ended December 31, 1997 as compared to 36.5% of income before taxes for the three months ended December 31, 1996. This decrease was primarily attributable to certain nonrecurring expenses incurred in connection with the Recapitalization, which were not deductible for income tax purposes in fiscal 1997.

Net Income Before Extraordinary Item. As a result of the foregoing, net income before extraordinary item decreased $1.8 million, or 53.0%, to $1.7 million, or 9.1% of revenues for the three months ended December 31, 1997 as compared to $3.5 million, or 13.7% of revenues for the three months ended December 31, 1996.

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

Net Income. As a result of the foregoing, net income as reported increased to $1.7 million ($0.08 per share), or 9.1% of revenues for the three months ended December 31, 1997 as compared to $0.2 million ($0.01 per share), or 0.7% of revenues for the three months ended December 31, 1996.

Pro Forma Results. The following pro forma results for fiscal 1997 give effect to the Recapitalization and the initial public offering of the Company's common stock on November 26, 1996 as if it occurred at the beginning of the period. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and reflect interest expense for all periods presented, based on the senior bank debt of $58.6 million outstanding after the Offering. The actual net income for the three months ended December 31, 1997 was $1.7 million ($0.08 per share), or 9.1% of revenues, a decrease of $2.7 million from the $4.4 million ($0.20 per share), or 17.0% of revenues, pro forma net income for the three months ended December 31, 1996.

Nine Months Ended December 31, 1997 and 1996

Revenues. Revenues decreased $8.7 million, or 13.4%, to $56.1 million for the nine months ended December 31, 1997 as compared to $64.8 million for the nine months ended December 31, 1996. This decrease was attributable to a $12.9 million decrease, or 32.7%, to $26.6 million in sales to the U.S. military due primarily to a decrease in sales to the U.S. Marine Corps. This decrease was partially offset by an increase of $2.7 million, or 13.8%, to $22.0 million, in international sales. Sales to U.S. law enforcement customers for the nine months ended December 31, 1997 increased by $1.8 million, or 36.0%, to $6.7 million primarily attributable to the delivery of systems to the FBI. Sales to U.S. Hunter/Sports customers decreased by $0.2 million, or 22.0%, to $0.8 million.

Cost of Revenues. Cost of revenues decreased $4.1 million, or 13.5%, to $26.4 million for the nine months ended December 31, 1997 as compared to $30.5 million for the nine months ended December 31, 1996. As a percentage of revenues, cost of revenues remained unchanged at 47.1% for the nine months ended December 31, 1997 and December 31, 1996.

Gross Profit. As a result of the foregoing, gross profit decreased $4.6 million, or 13.3%, to $29.7 million, or 52.9% of revenues, for the nine months ended December 31, 1997 as compared to $34.3 million, or 52.9% of the revenues, for the nine months ended December 31, 1996.

Total Operating Expenses. Total operating expenses increased $1.6 million, or 11.1%, to $16.1 million for the nine months ended December 31, 1997 as compared to $14.5 million for the nine months ended December 31, 1996. Total operating expenses as a percentage of revenues increased to 28.6% for the nine months ended December 31, 1997 from 22.3% for the nine months ended December 31, 1996. S, G & A expenses decreased $0.5 million, or 4.6%. Also, R&D costs increased $1.8 million, or 65.7%, from the nine months ended December 31, 1996 to the nine months ended December 31, 1997 due to continued efforts in developing new and improving existing products.

Operating Income. As a result of the foregoing, operating income decreased $6.2 million, or 31.1%, to $13.6 million, or 24.3% of revenues, for the nine months ended December 31, 1997 as compared to $19.8 million, or 30.6% of revenues, for the nine months ended December 31, 1996.

Other (Expense) Income, net. Net interest expense totaled $4.4 million, or 7.9% of revenues for the nine months ended December 31, 1997 as compared to $4.6 million, or 7.2% for the nine months ended December 31, 1996. The decrease in net interest expense was a result of the repayment of a portion of debt incurred in connection with the Recapitalization with the proceeds from the Offering. Other (expense) income, net also includes a nonrecurring charge of $1.2 million for expenses incurred in connection with the Recapitalization.

Provision for Income Taxes. The effective tax rate decreased to 35.2% of income before income taxes for the nine months ended December 31, 1997 as compared to 37.5% of income before taxes for the nine months ended December 31, 1996. This decrease was primarily attributable to certain nonrecurring expenses incurred in connection with the Recapitalization, which were not deductible for income tax purposes in fiscal 1997.

Net Income Before Extraordinary Item. As a result of the foregoing, net income before extraordinary item decreased $2.9 million, or 33.0%, to $5.9 million, or 10.6% of revenues for the nine months ended December 31, 1997 as compared to $8.9 million, or 13.7% of revenues for the nine months ended December 31, 1996.

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

Net Income. As a result of the foregoing, net income as reported increased $0.4 million, or 7.3%, to $5.9 million ($0.28 per share), or 10.6% of revenues for the nine months ended December 31, 1997 as compared to $5.5 million ($0.33 per share), or 8.5% of revenues for the nine months ended December 31, 1996.

Pro Forma Results. The following pro forma results for fiscal 1997 give effect to the Recapitalization and the Offering as if it occurred at the beginning of the period. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and reflect interest expense for all periods presented, based on the senior bank debt of $58.6 million outstanding after the Offering. The actual net income for the nine months ended December 31, 1997 was $5.9 million ($0.28 per share), or 10.6% of revenues, a decrease of $4.2 million from the $10.1 million ($0.46 per share), or 15.5% of revenues, pro forma net income for the nine months ended December 31, 1996.

BACKLOG

Backlog, representing customer orders that have been contracted for future delivery, totaled approximately $38.6 million at December 31, 1997. Approximately 93.5% and 3.9% of this backlog was attributable to international and U.S. military customers, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs are to fund debt service, working capital and capital expenditures necessary to support its growth. Net working capital was $21.4 million at December 31, 1997 and $20.4 million at March 31, 1997.

The Company's operating activities generated cash of $5.2 million in the nine months ended December 31, 1997 and $4.3 million in the nine months ended December 31, 1996. The $0.9 million increase in net cash provided by operations was primarily due to the increase in net income and the increase in non-cash depreciation and amortization.

The Company's investing activities used cash of $3.5 million for the nine months ended December 31, 1997 and $1.0 million for the nine months ended December 31, 1996. The Company's primary investing activity in the nine month period ended December 31, 1997 was the purchase of the ICAT division from SBS Technologies ("ICAT") on June 26, 1997 for $2,150,000, including transaction costs. The Company's other use of cash for investing activities for the nine months ended December 31, 1997 was capital expenditures that were primarily for equipment used in manufacturing, R&D and general administration.

The Company's financing activities provided cash of $0.6 million for the nine months ended December 31, 1997. The Company's primary financing activity in the nine month period ended December 31, 1997, was the borrowing of $2.0 million from its credit facility to finance the purchase of ICAT and $800,000 in scheduled repayments of principle under its credit facility.

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

OTHER

The Company continues to make deliveries to and is actively pursuing additional business from all branches of the U.S. military. One of the most important business opportunities in this regard is the U.S. Army contract for the purchase of Engagement Skills Trainers (EST). On November 17, 1997, STRICOM issued a Request for Proposal ("RFP") for the U.S. Army EST. On January 8, 1998, the Company submitted its proposal to STRICOM for the U.S. Army EST contract. STRICOM has indicated that it will require a product demonstration of selected competing bidders, which we anticipate will be held in the first calendar quarter of 1998 with an award soon after. If the Company is the successful bidder, it is unlikely that it would obtain and deliver significant orders under this contract before the second half of fiscal 1999, beginning October 1, 1998.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number      Description
-------     -----------
11.01       Statement regarding computation of earnings per common share.

27.01       Financial Data Schedule (for SEC use only)

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  February 9, 1998


                                      FIREARMS TRAINING SYSTEMS, INC.
                                              (Registrant)





                                      /s/  Peter  A. Marino
                                      -----------------------------------------
                                      Peter A. Marino
                                      President and Chief Executive Officer




                                      /s/  David A. Apseloff
                                      -----------------------------------------
                                      David A. Apseloff
                                      Vice President, Chief Financial Officer
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)