Form 10-K
period 1998-03-31
FIREARMS TRAINING SYSTEMS INC
filed 1998-06-29
CIK 1021770

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                          ---------------------------

                                   FORM 10-K
                          ---------------------------

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                 COMMISSION FILE NUMBER 0-21773
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
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

                7340 MCGINNIS FERRY ROAD, SUWANEE, GEORGIA 30024
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 813-0180

                   Name of exchange on which registered: NONE

Securities pursuant to Section 12(g) of the Act: CLASS A COMMON STOCK, $0.000006
                              PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____________.

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 1998: $27,442,496 (based on 9,243,788 shares of non-affiliates Class A Common Stock outstanding at $2.96875 per share; the last sale price on The Nasdaq National Market on June 22, 1998).

     At June 22, 1998, there were issued and outstanding 18,970,970 shares of Class A Common Stock, par value $0.000006 per share, and there were issued and outstanding 1,694,569 shares of Class B nonvoting Common Stock, par value $0.000006 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such forward-looking statements made by or on behalf of Firearms Training Systems, Inc. (the "Company") from time to time, including statements contained in the Company's filings with the Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings
"Business -- Customers," "-- Research and Development," "-- Proprietary Operating System; Raw Materials and Suppliers," "-- Government Contracts and Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- General," and "-- Liquidity and Capital Resources" and in the Company's filings with the Commission, which are available from the Commission or which may be obtained upon request from the Company. The Company cautions that the factors and risks discussed herein and therein are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

     The Company has focused its sales efforts primarily in the U.S. and international military and law enforcement market through its principal facilities near Atlanta, Georgia and its other facilities in the U.K. and the Netherlands. By offering products that enhance training effectiveness while reducing costs, FATS has sold systems to numerous customers in the U.S. and abroad, including the U.S. Marine Corps, the U.S. Army, the U.S. Air Force, the Los Angeles and New York Police Departments, the Federal Bureau of Investigation, the Internal Revenue Service, the Singapore Army and Police Coast Guard, the British Ministry of Defence and the Royal Netherlands Army. In April 1998, the Company acquired all of the outstanding stock of Dart International, Inc. ("Dart"), a Colorado-based hunter/sports simulation company. The Company's hunter and sports business will be consolidated with and managed by Dart. In March 1998, the Company purchased all of the outstanding stock of Simtran Technologies, Inc. ("Simtran"), a Canadian-based simulation company. Simtran has contracts with the Canadian Department of National Defence to develop and deliver three unique products: an air defense missile trainer; an appended armored vehicle crew trainer; and a stand-alone armored vehicle crew trainer.

     To date the Company combined with Dart has sold more than 3,000 simulation systems in the U.S. and over 30 other countries. Although the Company is unaware of any independent third party industry statistics, the Company believes, based on its monitoring of the market, that its systems sold to date represent a substantial majority of the worldwide installed base of interactive small and supporting arms simulation systems purchased by military and law enforcement agencies. Management believes that the Company's success to date has been due primarily to the proven quality and cost-effectiveness of the Company's products, its premier FATS(R) brand name, its strong long-term relationships with its customers, its ability to provide innovative customized training solutions on a timely basis, its extensive inventory of proven weapons and scenarios, its ability to integrate advanced technologies and its team of recognized subject matter experts. As of March 31, 1998, the Company had a backlog of approximately $49.4 million from all customers.

HISTORY

     The Company was incorporated in 1984 and was a wholly owned subsidiary of THIN International N.V. ("THIN International"), a Netherlands Antilles corporation, until July 31, 1996. At that time, the Company consummated a set of transactions (the "Recapitalization") pursuant to a Recapitalization and Stock Purchase and Sale Agreement among the Company, THIN International, Centre Partners Management LLC ("Centre Management"), and a group of entities managed by Centre Management (the "Centre Entities"). As part of the Recapitalization, the Company (i) effected a 100,000-for-one stock split with respect to its common stock, (ii) issued common stock to the Centre Entities for cash, (iii) issued certain senior subordinated bridge notes (the "Bridge Notes") and agreed to deliver under certain circumstances warrants to purchase common stock of the Company (the "Warrants"), (iv) entered into a new credit agreement (the "NationsBank Credit Agreement") with NationsBank, N.A. (South) ("NationsBank") and certain other lenders providing for certain credit facilities (the "Senior Bank Debt"), pursuant to which it borrowed $76 million, and (v) repurchased certain shares of common stock owned by THIN International and agreed to make an additional contingent payment (the "Contingent Payment") upon the occurrence of certain events. Also in connection with the Recapitalization, the Company sold certain shares of common stock and granted certain options to members of the Company's management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Recapitalization."

     In November 1996, the Company completed an initial public offering, pursuant to which it offered and sold 6,000,000 shares of its common stock (the "Offering"). The Company used approximately $75.3 million in net proceeds from the Offering (i) to repay the Bridge Notes, (ii) to make the Contingent Payment,
(iii) to reacquire the Warrants, and (iv) to reduce the amount then outstanding under the Senior Bank Debt. Following consummation of the Offering, the Centre Entities owned or had control over approximately 54.7% and THIN International owned approximately 14.5% of the outstanding shares of Class A Common Stock (the "Common Stock").

     In fiscal 1997, the Company completed a reorganization into a holding company structure (the "Drop Down Transaction"), with the Company owning 100% of the outstanding capital stock of a newly-formed subsidiary, FATS, Inc., a Delaware corporation (the "Drop Down Subsidiary" or "FATS") which is now the primary operating company. The Company has pledged all of the shares of capital stock of the Drop Down Subsidiary as security for the repayment of the obligations under the NationsBank Credit Agreement. The financial statements of the Company are prepared and presented on a consolidated basis and the discussions in this report reflect the operations of the Company and its subsidiaries.

     On April 24, 1998, 1,694,569 shares of the Company's voting Class A Common Stock were exchanged by the Centre Entities for an equal amount of non-voting Class B Common Stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B Common Stock to shares of Class A Common Stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Class A Common Stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Class A Common Stock are transferred to an unaffiliated person.

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

     The interactive small and supporting arms simulation industry is relatively new and developing, and the Company believes that the global business opportunities remain due to the benefits of and demand for simulation products. Moreover, management believes the trends favoring increased reliance upon simulation in the U.S. can also be identified abroad in military and law enforcement agencies in other countries, generally centralized to a greater extent than in the U.S., and facing increasingly restrictive budgets.

     Sales to U.S. and international governmental agencies are subject to numerous and changing regulations and budgetary processes that could have a material adverse effect on the Company's future results of operations and financial condition. See "-- Customers" and "-- Government Contracts and Regulation."

PRODUCTS

     The Company offers a variety of innovative products to meet the specific firearms training needs of its customers. Customers typically purchase a system comprised of a simulator, simulated firearms, scenarios and software. The Company's systems sell for prices from approximately $30,000 for low-end systems with a basic complement of simulated firearms and scenarios to over $500,000 for high-end systems with an extensive set of simulated firearms and scenarios and auxiliary equipment. The Company also sells additional simulated firearms and laser discs to customers as add-ons to basic systems at prices ranging from approximately $1,000 to $60,000.

     Simulators. The Company's training simulators combine a primary simulation computer, a laser hit location detection system, a video projector, and a variety of visual image storage and delivery media. The user of the simulator practices with a modified firearm and fires a laser beam at targets within a highly realistic training scenario appearing on a 10- to 30-foot video screen. The simulator processes data provided by the laser hit location detection system and sensors integrated into the simulated weapon to provide the instructor and trainee real-time performance feedback. In addition, the instructor can replay various parts of the training exercise with the trainee for detailed analysis of the trainee's performance, including the trainee's accuracy, reaction time, judgment and other aspects of weapons handling. Certain of the Company's simulators can accurately measure weapons fire at simulated distances of up to 2,800 meters and be linked to other simulators so that as many as 15 individuals can train at the same time. In addition, the simulators can be programmed to replicate a wide variety of real-life situations, including situations in which outcomes depend upon the user's reactions as well as situations in which the user faces unexpected events such as the malfunction of the firearm.

     Simulated Firearms. The Company works closely with its customers to offer a diverse range of specially modified or custom fabricated simulated firearms which accurately replicate the fit, function and feel of the original firearm in all material respects. The Company believes it is critical that its simulated weapons have the same physical functions and operational characteristics as the actual firearm such as weight, timing of fire, recoil, potential for weapon malfunction and loading and reloading procedures. A typical simulated firearm will include an infra-red laser, gas piston actuators, valves, several types of electronic sensors, a localized computer controller, specialized recoil buffers, gas lines, ports and wiring. Based on customer requirements, the Company can modify actual weapons into simulated firearms or can manufacture simulated firearms from raw materials. The majority of simulated firearms sold to U.S. military and law enforcement customers are modified from actual firearms or assembled from weapon kits purchased from third party suppliers, while many international military customers provide their own firearms for the Company to convert into training devices. The Company's simulated firearms are designed for an extended life-cycle with maximum reliability and realism. Currently available weapon types include revolvers, semi-automatic pistols, shotguns, semi-automatic and burst/automatic rifles, submachine guns, machine guns, anti-armor rocket launchers, grenade launchers, cannons, mortars and archery bows.

     Scenarios and Software. The Company offers a library of more than 1,000 scenarios and marksmanship courses, as well as an extensive library of digital scenes and targets designed for various markets. The Company's software programs combine video, graphics and computer generated imagery into a versatile simulation package. The instructor can use the program to employ existing, new or modified training materials to monitor performance of the user in a broad range of training situations. The existing library of materials provides a wide array of situations to be presented for training or mission rehearsal. The Company has collected and offers training materials which can exercise the total spectrum of infantry and indirect fire weapons. Additionally, training materials are available to support the entire range of the law enforcement force continuum including physical presence, verbal commands, chemical suppressants, impact weapons and deadly force. The Company often works with customers to develop custom materials that meet unique requirements and to provide them with the ability to develop their own materials. The software program and built in tools provide the customer with the ability to capture real world environments in video or computer generated imagery, convert that material into a training or testing medium, present the material with the simulator, and evaluate the performance of trainees during the conduct of selected exercises.

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

     Simtran. Simtran is working closely with its customers to develop three unique products: an air defense missile trainer; an appended armored vehicle crew trainer; and a stand-alone armored vehicle crew trainer. Also, Simtran manufactures gunnery trainers for both hand held and tripod mounted anti-armor missile systems. The company manufactures cost effective, high quality training simulation systems for the defense industry in military weapons systems. Simtran's systems provide for the "look and feel" of the actual system along with training for the individual operator or for the crew as a tactical unit. The simulators are portable or transportable and provide for fixed or on-site training wherever they are required.

     Simtran's training systems combine operating units such as actual or replicated driver stations or missile launchers with electronic simulation devices. Various scenarios can be custom arranged by the user to meet specific training requirements using interactive video, computer generated imagery and dynamic computer generated imagery as needed. Research and development into new technologies and simulation applications are performed by Simtran's Advanced Technologies group. Simtran's Repair and Overhaul Division provide warranty support, bench service and on-site support.

     Dart. The Company believes that Dart is the pioneer and market leader of video simulation technology in the shooting sports industry. Dart has an installed base of more than 250 systems nationwide. Current products include both portable and fixed location systems for archery and firearms applications.

     Dart products provide the commercial or retail firearms and archery dealer with revenue generating opportunity by incorporating interactive features such as: over 1,000 video scenarios complete with appropriate audio cues; instant feedback to the shooter after every shot; an automated scoring system; computer generated targets; league and competition format; a complete database function; marketing support for advertising and promotion and a communications network capable of linking all systems to a central computer at the company's headquarters for service support or data management.

     Current Dart customers include archery pro-shops, shooting sports retailers, full-line sporting goods retailers and federal and state wildlife agencies.

TARGETED MARKET

     The Company currently targets four principal market components: (i) international (including military and law enforcement authorities); (ii) U.S. military; (iii) U.S. law enforcement; and (iv) hunter and sports training.

     International. The Company believes that many international military and law enforcement agencies have begun to recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS(R) systems to customers in more than 30 countries, including Canada, Great Britain, the Netherlands, Italy and Singapore. Interest in the Company's products may be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades may support a decision to purchase the Company's systems. See "-- Customers."

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

     For fiscal 1998, 46.0% of the Company's total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.

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

     While all the U.S. military forces have embraced use of simulation, each major branch of the U.S. military is at a different stage of implementing simulation in training regimens. The U.S. Marine Corps has adopted simulation as a fundamental part of its training activities. In fiscal 1995, through competitive bidding, the Company was awarded a contract (Contract 2014) with the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under the Company's contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the U.S. General Services Administration ("GSA"). The Company believes that it has been the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Air Force and the U.S. Army. See, however, the recent developments with regard to the U.S. Army Engagement Skills Trainer ("EST") procurement as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- U.S. Army EST Procurement Process" and "-- Results of Operations."

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

     For fiscal 1998, 40.8% of the Company's total revenues and 75.5% of the Company's U.S. revenues were attributable to sales to U.S. military authorities. As of March 31, 1998, the Company had a backlog of $2.2 million for contracts or purchase orders awarded to the Company by U.S. military authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     U.S. Law Enforcement. The U.S. law enforcement component of the market is highly fragmented and can be divided into three principal groups: (i) U.S. government entities (including the U.S. Department of Justice, the U.S. Department of Treasury (including its agencies and bureaus such as the Federal Law Enforcement Training Center, Secret Service, Bureau of Alcohol, Tobacco and Firearms and the Internal Revenue Service), the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Administration and the Central Intelligence Agency); and (ii) state and local law enforcement departments such as the Los Angeles and New York City Police Departments, and smaller rural counterparts, and (iii) colleges and universities teaching criminal justice. The federal agencies, whose procurement process generally follows the PPBES method, are typically headquartered in or near Washington, D.C. By contrast, the state and local law enforcement agencies are widely dispersed, with more than 17,000 different law enforcement departments in the U.S. Given this diversity, the procurement processes vary substantially depending upon the requirements of the particular jurisdiction. The Company believes that its most likely potential local law enforcement customers may be found among the approximately 3,600 law enforcement agencies and departments with more than 25 officers. With only approximately 875 systems sold to U.S. federal and local law enforcement authorities to date (of which approximately 775 are FATS(R) systems), the Company believes that this market can provide additional opportunities to the Company in the future. Law enforcement authorities face increasing budgetary constraints as well as increasing threats of litigation and damage awards relating to claims concerning the excessive or improper use of force, lethal or otherwise, by law enforcement personnel. Accordingly, the Company believes that there may be opportunities for increased sales to U.S. law enforcement authorities of cost-effective simulation products designed to enhance tactical skills and judgment and lower liability costs.

     For fiscal 1998, 11.7% of the Company's total revenues and 21.7% of the Company's U.S. revenues were attributable to sales to U.S. law enforcement authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Hunter and Sports Training. The Company has through its Dart subsidiary continued to penetrate the U.S. hunter and sports training component of the market. The customers for firearms training in this emerging market component include state and federal hunting agencies such as the U.S. Fish and Wildlife Service, the U.S. Department of Natural Resources, various state agencies, as well as conservation associations such as Ducks Unlimited, Inc. and the National Wild Turkey Federation, Inc. These organizations have recognized the use of firearms simulation as a means of promoting hunter safety and conservation. Moreover, the firearms dealer market offers the potential to use simulators for competitive shooting exercises, hunter training and home security programs. Simulators are currently being used at some shooting competitions as a supplement to live fire matches. The Company believes that as some states already require the successful completion of a formal firearms training course as a prerequisite to owning a hunting license or a gun, in the future, training on simulators may become an integral part of such courses in many jurisdictions. Given the existence of more than 16,000 firearms dealers in the U.S., the widespread interest in the ownership and use of firearms and the growing desire to find ways of better assuring the safe use of firearms, the Company believes that business opportunities may exist in the hunter and sports training component of the market.

     For fiscal 1998, 1.5% of the Company's total revenues were attributable to sales in the hunter and sports training component of the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

     The Company's marketing and sales efforts are organized to service its principal customers, with separate sales operations for FATS, Simtran and Dart. The Company's marketing strategy focuses on developing relationships with potential customers very early in their decision-making processes and educating them about the benefits of training through simulation. The Company then works with training personnel and decision makers to identify and develop solutions for each customer's specific training needs.

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

     The acquisition of Simtran and Dart will allow the Company to focus marketing and sales staff, engineering, and operations on particular markets to support various customer needs. FATS is responsible for small arms trainers and gunnery related simulators to support military and law enforcement simulation needs. Simtran compliments these efforts by offering training products used by military elements worldwide which meet the supporting combat mission of air defense or anti-armor areas. Dart focuses on the retail or commercial market.

     Marketing staffs for each company, FATS, Simtran and DART, develop business opportunities, capture plans and provide appropriate collateral material. FATS international sales staff will be responsible for both FATS' products as well as Simtran as both companies serve the same customer base. FATS will continue to support the international sales effort with a network of agents and business representatives. DART supports its sales effort within the United States using established dealer representatives and in-house sales staff.

     The Company believes that an integrated marketing and sales approach combining both FATS and Simtran products ties closely to procurement plans of overseas military forces. Acquisition strategies for gunnery related simulators for countries include use of small arms, indirect fire, anti-armor, air defense, and armored vehicle training needs. The Company's ability to offer a coordinated approach to develop and manufacture products using a single architecture should meet both training standardization needs as well as provide support efficiencies over the life cycle of the fielding.

CUSTOMERS

     Most of the Company's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 40.8% of the Company's revenues for fiscal 1998 were attributable to sales to military authorities in the U.S., 11.7% were attributable to sales to law enforcement authorities in the U.S. and 46.0% were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- U.S. Army EST Procurement Process".

     The following table lists certain of the Company's customers in fiscal 1998 in each of its principal target market components:

U.S. MILITARY               U.S. LAW ENFORCEMENT              INTERNATIONAL
-------------       -------------------------------------   -----------------
U.S. Air Force      Bureau of Alcohol, Tobacco & Firearms   Italian Air Force
U.S. Army           Federal Bureau of Investigation         Italian Army
U.S. Marine Corps   Los Angeles Police Department           Singapore Army

     In fiscal 1998, the Company's five largest customers accounted for approximately 60.7% of the Company's revenues, with the U.S. Marine Corps and the Italian Air Force accounting for approximately 28.5% and 12.1%, respectively. In fiscal 1997, the Company's five largest customers accounted for approximately 76.3% of the Company's revenues, with the U.S. Marine Corps accounting for approximately 49.3%. No other customer accounted for more than 10% of revenues in either period. Given the nature of the Company's contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.

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

MANUFACTURING OPERATIONS

     The Company's manufacturing operations are conducted primarily at its headquarters near Atlanta, Georgia, and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. Simtran's products will be manufactured at its facility in Montreal, and Dart's products are manufactured at its facility in Denver, Colorado. Atlanta manufacturing operations are divided into two departments, systems manufacturing and weapons manufacturing. The systems manufacturing department assembles the simulator components of the FATS(R) systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive quality assurance program. Systems manufacturing occurs at the Company's headquarters where electrical assemblers and technicians can assemble approximately 40 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be expanded to 100 simulation computers per month by adding additional personnel, using a second shift or to even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

     Weapons manufacturing involves the production of simulated firearms and non-lethal simulators by either modifying actual firearms and other devices into simulators or assembling simulators from kits manufactured to the Company's specifications by a variety of outside sources. The assembly process encompasses the fitting of modified weapons or kits with the Company's pneumatic and electrical components, followed by the functional testing of the completed assembly. The combined weapons manufacturing activities in the U.S. and the U.K. have a capacity of 450 simulated firearms per month on a single-shift basis. As with systems manufacturing, this capacity can readily be expanded to 750 by adding additional personnel, using additional shifts and/or by acquiring additional facilities and workstations.

CUSTOMER SERVICE

     The Company has established a worldwide customer service network consisting of personnel at its headquarters near Atlanta, an area service representative, the Company's foreign subsidiaries, sub-contractors and agents. The Company maintains an inventory of repair parts to support the service operations. The Company maintains a 24-hour customer service hotline and seeks to remedy customer service needs as quickly as possible after notification by the customer. In addition to its traditional service role, the Company's service department administers a U.S. government-owned inventory of spare parts and assemblies to support the U.S. Marine Corps and the U.S. Army with readily available serviceable parts and assemblies. The Company's

U.K., Netherlands and Singapore subsidiaries as well as Simtran and Dart perform the same support functions for respective customers.

PROPRIETARY OPERATING SYSTEM; RAW MATERIALS AND SUPPLIERS

     The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. The Company's newest generation products use a Windows(R)-based operating system; however, some of the Company's current products, as well as earlier model simulators, use a software operating system known as OS-9 which is a proprietary system owned by Microware Corporation. The Company has licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term currently expiring October 31, 2001 (unless sooner terminated for breach by the Company of the license terms). Although loss of its OS-9 license could have a material adverse effect on the future conduct of its business operations and financial condition, the Company is in compliance with the terms of such license and believes its relationship with Microware Corporation to be satisfactory. The Company believes that there are viable alternative sources for all of its raw materials. In addition, the Company has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides the Company with the flexibility to produce a large portion of its principal components if they become unavailable or it becomes economically advantageous to do so.

COMPETITION

     The recent increase in sales and acceptance of small arms simulation products and the addition of a broader range of products through Simtran has brought about an increase in competition from both domestic and international companies. The Company competes with divisions or subsidiaries of larger companies solely dedicated to simulation for sales of the Company's small and supporting arms simulation products, which now include indirect fire, air defense and armored vehicles. Principal among the competitors for military business are CAE Invetron Ltd., a U.K. division of CAE Electronics, Short Brothers, a division of Bombardier (which has recently teamed with a U.S. Company, ECC International Corp.), Simtech, a subsidiary of TADIRAN and Solatron, a subsidiary of Lockheed Martin. In the U.S. law enforcement component of the market, the Company's principal competitors include, among others, Advanced Interactive Systems, Inc. and I.E.S., Inc. The international law enforcement component of the market has also seen an increase in competition from small European companies. The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, has contributed to the formation of teaming arrangements by competitors that present potential competitive challenges, for example, with respect to the yet to be awarded U.S. Army EST program. Many of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than the Company.

EMPLOYEES

     As of March 31, 1998, the Company and its subsidiaries, including Simtran, employed 464 persons. As a result of the restructuring measures discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- U.S. Army EST Procurement Process", as of June 22, 1998, the Company employed 362 persons, including 14 persons at Dart. As of such date, the Company employed a total of 234 persons domestically, including 101 in manufacturing, assembly and customer service, 74 in R&D, 31 in sales and marketing, 24 in administration and finance and 4 in program management; the Company's U.K. subsidiary employed a total of 19 persons, including 14 in manufacturing, assembly and customer service, one in R&D, three in sales and marketing and one in administration and finance; the Company's Netherlands subsidiary employed a total of six persons, including four in manufacturing, assembly and customer service and two in administration and finance; the Company's Dart subsidiary employed a total of 14 persons, including 5 in manufacturing, assembly and customer service, 1 in R&D, 5 in sales and marketing and 3 in administration and finance; the Company's Canadian subsidiaries employed a total of 88 persons, including 41 in manufacturing, assembly and customer service, 33 in R&D, 3 in sales and marketing and 11 in administration and finance; and the Company's Singapore subsidiary contracted with one person in program management. The majority of the Company's employees are located at its headquarters, with salespersons in California, Florida, Georgia, Illinois, Kansas, New Jersey, New Mexico, Texas, Virginia and Wyoming. None of the employees is unionized.

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

     Government contracts may generally be terminated by the U.S. government or the relevant agency in whole or in part for its convenience if such termination would be in the best interest of the U.S. government. Furthermore, any contractor who is suspected of, or found to have engaged in, commission of fraud or a criminal offense in connection with a government contract or subcontract, a serious violation of the terms of a government contract or subcontract, unfair trade practices, or any other offense indicating moral turpitude or a lack of business integrity or business honesty faces the possibility of being suspended or debarred from all further government contracting. The decision to suspend or debar a contractor is generally at the discretion of the government. Any such suspension or debarment could have a material adverse effect on the Company's future results of operations and financial condition.

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

     The Company is subject to the export licensing jurisdiction of the U.S. Department of State (the "State Department") and the U.S. Department of Commerce (the "Commerce Department") with respect to the temporary or permanent export of certain of its products and the import of certain other products based on, respectively, the Arms Export Control Act and the Export Administration Act (which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act). In addition to application to transfer of information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In addition, in certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Each of the State Department and the Commerce Department has the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports. Any loss, suspension or revocation of the Company's export licenses could have a material adverse effect on the Company's future results of operations and financial condition.

     The Company has a license from the U.S. Treasury Department's Bureau of Alcohol, Tobacco and Firearms ("ATF") to import destructive devices and certain other materials. This license also authorizes the Company to be a dealer in regulated firearms and other destructive devices. The Company also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company's subsidiaries also have similar licenses in their jurisdictions of incorporation. Any revocation of or refusal to renew the Company's ATF license or any such foreign license could have a material adverse effect on the conduct of the Company's operations and financial condition since it must possess such licenses and comply with ATF regulations in order to import, possess and modify the authentic firearms used in its FATS(R) systems.

     Certain FATS(R) simulation systems use laser-emitting devices to locate the user's aiming point in relation to the target. Such products must be manufactured and operated in accordance with safety standards adopted to protect human eyesight. In the United States, such standards are included as part of Food and Drug Administration regulations currently administered by the Center for Devices and Radiological Health. Systems sold to many international customers, including those in Europe and Canada, however, must comply with international standard IEC 825-1, as recently revised, which contains more rigorous criteria than the present U.S. standards. Depending on the amount of laser energy emitted, room safety precautions, warning signs and labels, special shut-off devices, special training for personnel and related safety measures may be required, which increase costs and can create administrative concerns for the Company's customers.

EXECUTIVE OFFICERS

     Executive officers of the Company are elected by the Board of Directors annually and hold office until the next annual meeting of stockholders or until they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Company and their ages and positions with the Company as of June 26, 1998 are as follows:

NAME                  AGE                            POSITION
----                  ---                            --------
Peter A. Marino.....  56    President, Chief Executive Officer and Director
Robert F. Mecredy...  51    Executive Vice President
Emory O. Berry......  32    Chief Financial Officer and Treasurer
Juan C.G. de
  Ledebur...........  43    Vice President, Sales and Marketing
Charles N. Bowen....  35    Secretary

     Peter A. Marino has served as a Director of the Company since September 17, 1996 and became President and Chief Executive Officer on October 15, 1996. Prior to joining the Company, Mr. Marino served as Senior Vice President of Raytheon E-Systems, Inc. from 1991 to 1996. Mr. Marino previously served as President and Chief Operating Officer of Fairchild Industries and prior to such service was President and Chief Operating Officer of Lockheed Electronics Co., Inc. Prior to such service, Mr. Marino held various positions at the Central Intelligence Agency, including Director of the Office of Technical Services. Mr. Marino serves as a director of Space Imaging, Inc. and is a member of the Defense Science Board.

     Robert F. Mecredy has served as Executive Vice President since July 18, 1997. Prior thereto, Mr. Mecredy served as Vice President, Domestic from 1996 to 1997, Director of the Company from 1993 to 1996, as Director of Domestic Sales and Marketing from 1994 to 1996 and as Director of U.S. Military Marketing from 1990 to 1994. Before joining the Company, Mr. Mecredy served as Director of Army and Marine Corps Marketing -- Washington Operations at Raytheon Corporation from 1988 to 1990. Mr. Mecredy served as an infantry and aviation non-commissioned and commissioned officer in the U.S. Army for 20 years, retiring in 1986 with the rank of lieutenant colonel.

     Emory O. Berry has served as Chief Financial Officer and Treasurer since June 25, 1998. Mr. Berry served as Director of Corporate Accounting since March 1997. Prior to joining the Company, Mr. Berry served as a financial consultant from December 1996 to February 1997 with Physicians Resource Group, a physician practices management company. From May 1996 to December 1996, Mr. Berry served as Corporate Controller of Housecall Medical Resources, Inc., a home health care company. From 1993 to 1996, Mr. Berry served as Corporate Controller of EquiMed, Inc., a physician practices management company. From 1990 to 1993, Mr. Berry served as Financial Reporting Manager of American Security Group, a group of insurance companies

     Juan C. G. de Ledebur has served as Vice President, Sales and Marketing since July 18, 1997. Mr. De Ledebur previously served as Vice President, International from 1996 to 1997 and Director of International Sales & Marketing from 1987 to 1996. Prior to joining the Company in 1987, Mr. De Ledebur served as manager of European sales for Information Handling Services, a provider of technical and regulatory information.

     Charles N. Bowen has served as Secretary since July 18, 1997. Mr. Bowen has served as General Counsel to the Company since December 23, 1996. Prior to joining the Company, Mr. Bowen was an attorney with the Atlanta law firm of Gambrell & Stolz from 1992 to 1996. Mr. Bowen served as a commissioned officer with the U.S. Army's 101st Airborne Division (Air Assault) from 1988 to 1992.

     David A. Apseloff resigned as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary as of June 25, 1998. Mr. Apseloff served as Treasurer and Chief Financial Officer since April 1995, Assistant Secretary since July 31, 1996 and Vice President since April 1997. Prior to joining the Company in April 1995, Mr. Apseloff served as a Vice President of a real estate development company and worked as a financial consultant from June 1994 to April 1995. From 1986 to 1994, Mr. Apseloff served as Chief Financial Officer of Sensor Technology, Inc., a manufacturer's representative for medical devices.

     Robert B. Terry, Jr. resigned as Vice President, Operations as of June 19, 1998. Mr. Terry served as Vice President, Operations from July 18, 1997, as Chief Operating Officer and Vice President from 1996 to 1997 and interim President from July 31, 1996 until October 15, 1996. Mr. Terry previously served as Director of Operations from 1995 to 1996, Director of Programs from 1992 to 1995.

     Gregory Echols resigned as Vice President, Engineering as of June 19, 1998. Mr. Echols served as Vice President, Engineering from September 17, 1996 and previously served as Director of Research and Development from 1990 to 1996.

ITEM 2.  PROPERTIES

     The Company's headquarters and primary facility, at which it performs manufacturing, assembly, R&D, sales, marketing, financial and administrative functions, is a leased property of approximately 98,100 square feet located near Atlanta. The lease expires in 2008 with three five-year options to extend the lease beyond such date. The Company also leases a 12,900 square foot facility located close to its primary facility, at which it bases its U.S. customer service operations. The lease expires in 2002, however, the Company intends to negotiate a termination of this lease as of August 1, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General -- U.S. Army EST Procurement Process." A Company subsidiary occupies a leased facility in Melbourne, Florida of approximately 3,750 square feet. The lease expires in 1999. The Company's U.K. subsidiary occupies a leased facility in Lincolnshire, England, of approximately 12,000 square feet, at which the U.K. subsidiary performs manufacturing, assembly, service, training and administrative functions. The lease on the U.K. facility expires in 2003. The Company's Netherlands subsidiary occupies a leased facility of approximately 4,800 square feet in Waardenburg, the Netherlands, at which the Netherlands subsidiary performs service and administrative functions. The lease expires in 1998 with an option to extend to 2000. Simtran, one of the Company's Canadian subsidiaries, performs its operations in Quebec in leased facilities containing approximately 38,800 square feet. The lease expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be at least as large as the Company's current U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court can rule on the Company's protest. As part of this action, the Company has requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company intends to pursue this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award. In view of the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues during fiscal 1997, and on the Company's financial condition, liquidity or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- U.S. Army EST Procurement Process."

     On October 3, 1997, Dart, a Company subsidiary, was sued by Advance Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. Discovery is ongoing at this time, and no dispositive motions have been filed or heard. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

     The Company is involved in additional legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq National Market since November 27, 1996. Prior to such date, there was no public trading market for the Common Stock. As of June 22, 1998, there were 124 holders of record of the Company's Common Stock. The high and low sales prices of the Common Stock during the period from November 27, 1996 through the year ended March 31, 1998 were as follows:

                          QUARTERLY STOCK PRICE RANGE

                                                               HIGH     LOW
                                                              ------   ------
Third Quarter 1997 (from November 27, 1996).................  $14.13   $10.50
Fourth Quarter 1997.........................................   16.25    11.38
First Quarter 1998..........................................   15.50     9.13
Second Quarter 1998.........................................   14.25     5.75
Third Quarter 1998..........................................    7.50     5.00
Fourth Quarter 1998.........................................   10.44     5.34

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

          On July 31, 1996, in connection with the Recapitalization, the Company sold to the Centre Entities 11,165,241 shares, consisting of 3,898,430 shares of Common Stock and 7,266,811 shares of Class B non-voting Common Stock, for aggregate consideration of $36.0 million in cash. Exemption for such transaction from registration under the Securities Act is claimed in reliance on the exemption provided under Section 4(2) of the Securities Act on the basis that the sales were transactions not involving any public offering.

          On July 31, 1996, in connection with the Recapitalization, the Company sold to NationsBridge, L.L.C. the Bridge Notes due July 31, 2004 in an aggregate principal amount equal to $40.0 million and, in connection with such sale, entered into arrangements for the issuance of warrants to purchase shares of Common Stock at a nominal price. NationsBridge paid aggregate consideration of $40 million in cash (less certain fees) for the sale. Exemption for such transaction from registration under the Securities Act is claimed in reliance on the exemption provided under Section 4(2) of the Securities Act.

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

          On April 24, 1998, 1,694,569 shares of the Company's voting Class A Common Stock were exchanged by the Centre Entities for an equal amount of non-voting Class B Common Stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B Common Stock to shares of Class A Common Stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Class A Common Stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Class A Common Stock are transferred to an unaffiliated person.

ITEM 6.  SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected financial data of the Company for each of the last five years set forth below have been derived from the Company's consolidated financial statements for each of the five fiscal years ended March 31, 1998, which financial statements have been audited by Arthur Andersen LLP in the case of the fiscal years ended March 31, 1998, 1997, 1996 and 1995. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the "Index to Financial Statements" (together with the notes and other reports relating to such financial statements).

                                                             FISCAL YEAR ENDED MARCH 31,
                                                             ---------------------------
                                                    1998      1997      1996      1995      1994
                                                   -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $73,547   $90,806   $65,439   $29,164   $20,534
Cost of revenues.................................   33,867    44,214    30,902    14,230     9,651
                                                   -------   -------   -------   -------   -------
Gross profit.....................................   39,680    46,592    34,537    14,934    10,883
                                                   -------   -------   -------   -------   -------
Operating expenses:
     Selling, general and administrative
       expenses..................................   15,036    15,016    12,087     8,169     6,066
     Research and development expenses...........    6,475     4,224     2,781     2,296     2,048
     Depreciation and amortization...............    1,042       473       386       330       297
     Acquired in-process research and development
       charge....................................    4,000        --        --        --        --
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   26,553    19,713    15,254    10,795     8,411
                                                   -------   -------   -------   -------   -------
Operating income.................................   13,127    26,879    19,283     4,139     2,472
Interest income (expense), net...................   (5,905)   (6,069)      165        12       (98)
Nonrecurring recapitalization expenses...........       --    (1,181)       --        --        --
Other income (expense), net......................      (97)       71       (93)       66      (126)
                                                   -------   -------   -------   -------   -------
Income before income taxes and extraordinary
  item...........................................    7,125    19,700    19,355     4,217     2,248
Provision for income taxes(1)....................    3,892     7,359     6,565     1,387       730
                                                   -------   -------   -------   -------   -------
Income before extraordinary item.................    3,233    12,341    12,790     2,830     1,518
Extraordinary item, net of income tax............       --    (3,327)       --        --        --
                                                   -------   -------   -------   -------   -------
Net income.......................................  $ 3,233   $ 9,014   $12,790   $ 2,830   $ 1,518
                                                   =======   =======   =======   =======   =======
Basic earnings per share(2)......................  $  0.16   $  0.55   $  0.89   $  0.20   $  0.11
Diluted earnings per share(2)....................  $  0.15   $  0.50   $  0.80   $  0.18   $  0.09
                                                   =======   =======   =======   =======   =======
Weighted average common shares -- basic(2).......   20,408    16,489    14,402    14,402    14,402
                                                   =======   =======   =======   =======   =======
Weighted average common shares -- diluted(2).....   21,456    18,009    16,029    16,029    16,029
                                                   =======   =======   =======   =======   =======

                                                                        FISCAL YEAR
                                                                           ENDED
                                                                         MARCH 31,
                                                                        -----------
                                                               1998        1997        1996
                                                              -------   -----------   -------
PRO FORMA STATEMENT OF OPERATIONS DATA(3):
  Operating income..........................................  $13,127     $26,879     $19,283
  Income before income taxes................................    7,125      21,408      13,664
  Net income................................................  $ 3,233     $13,560     $ 9,026
                                                              =======     =======     =======
  Basic earnings per share..................................  $  0.16     $  0.66     $  0.44
                                                              =======     =======     =======
  Diluted earnings per share................................  $  0.15     $  0.62     $  0.42
                                                              =======     =======     =======
  Shares used in computation -- basic(4)....................   20,408      20,402      20,402
  Shares used in computation -- diluted(4)..................   21,456      21,741      21,741

                                                                     MARCH 31,
                                                            ----------------------------
                                                   1998       1997      1996      1995      1994
                                                  -------   --------   -------   -------   -------
BALANCE SHEET DATA:
  Working capital...............................  $18,907   $ 20,350   $20,216   $ 7,657   $ 4,784
  Total assets..................................   56,380     42,121    33,820    16,817    12,108
  Total debt, including current maturities......   63,000     58,600        --        --       876
  Stockholders' equity (deficit)................  (28,231)   (31,378)   21,262     8,484     5,524

---------------

(1) Provision for income taxes for fiscal 1993 was calculated in accordance with Accounting Principles Board Opinion No. 11. Subsequent to fiscal 1993 the Company adopted Statement of Financial Accounting Standards No. 109.
(2) Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the Company's initial public offering, (the "Offering") that was consummated on November 26, 1996 have been included in the calculation of weighted average common shares as if they were outstanding for all periods prior to the Offering, regardless of whether they are dilutive. Accordingly, the weighted average common shares for all periods presented reflects: (i) the issuance of shares to the Centre Entities and the repurchase of shares from THIN International pursuant to the Recapitalization; (ii) all shares issuable upon exercise of stock options granted (using the treasury stock method); (iii) 288,434 shares issuable upon exercise of the NationsBridge Warrants; (iv) all shares granted to management within 12 months of the Offering; and (v) all shares purchased by management within 12 months of the Offering.
(3) Pro forma statement of operations data give effect to the Recapitalization, the consummation of the Offering and the application of the net proceeds from the Offering after deducting the underwriting discount and offering expenses as if they occurred at the beginning of the respective period. Adjustments to the historical statement of operations data represent the net effect of: (i) interest on borrowings under the Senior Bank Debt at effective interest rates of 8.4% to 9.1% representing interest rates in effect at the time of the Recapitalization and the Bridge Notes at an average effective interest rate of 13.3% and amortization of related deferred financing costs; (ii) elimination of interest and amortization of deferred financing costs due to repayment of the Bridge Notes and repayment of a portion of the Senior Bank Debt; and (iii) the effect of the pro forma adjustments on the provision for income taxes. The effect of the nonrecurring recapitalization expenses and the extraordinary loss on the early extinguishment of debt as a result of the repayment of the Bridge Notes and repayment of a portion of the Senior Bank Debt have not been included in the pro forma statement of operations data as the nonrecurring recapitalization expenses and the extraordinary loss are assumed to occur immediately prior to the period presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Extraordinary Loss," "-- Recapitalization" and Notes 4 and 10 of Notes to Consolidated Financial Statements.

(4) Shares used in computation include the effect of 6,000,000 shares of Common Stock issued and sold by the Company as part of the Offering and 1,338,248 shares of Common Stock issuable upon the exercise of outstanding options (net of 404,586 shares assumed to be repurchased by the Company using the treasury stock method). See "Business--History", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization" and Note 5 of Notes to Consolidated Financial Statements.

                              RECENT DEVELOPMENTS

     To support the Company's objectives of increasing revenues, the Company had developed its infrastructure during the last several years in expectation that the resulting increase in expense would be offset by additional revenues. In response to developments concerning the Army EST procurement process including its possible related impact on other new business opportunities, the Company announced on June 24, 1998 that it would take a restructuring charge of approximately $900,000 for costs incurred in the first quarter fiscal 1999 related to a workforce reduction and other measures. In addition, the Company has agreed to a revision of certain financial covenants under its senior credit facility which will result in incurrence of certain additional interest costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- U.S. Army EST Procurement Process and -- Liquidity and Capital Resources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the leading worldwide producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. As a result of the Simtran acquisition, the Company also has a contract to develop air defense and armored vehicle products. The Company has focused its sales efforts primarily in the U.S. and international military and law enforcement market and more recently has begun to sell simulation training systems in the hunter and sports training component of the market.

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

     Although the Company sells its products and services to a large number of military and law enforcement agencies in the U.S. and internationally, the top five customers accounted for approximately 60.7%, 76.3% and 67.4% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively. A significant increase or decrease in demand by a large customer can have a substantial effect on the Company's revenues, and revenues from any one customer can vary materially from period to period. In addition, although the Company has experienced an increased demand for its products in recent years despite decreases in general levels of defense spending, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company's future results of operations and financial condition. A significant portion of the Company's sales are also made to customers located outside the U.S., primarily in Europe and Asia. During fiscal 1998, 1997 and 1996, approximately 46.0%, 31.3% and 43.3%, respectively, of the Company's revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance for simulation-based training systems continues to grow and U.S. military opportunities are reduced. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates or imposition of economic sanctions such as those recently applied to India and Pakistan. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Certain of the Company's international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations has not been material.

     Cost of revenues generally includes materials, direct labor, overhead and other direct costs. Operating expenses include selling, general and administrative expenses, R&D expenses and depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents' commissions and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred and has funded all of its R&D efforts over the past 14 years primarily through internally generated funds.

  U.S. Marine Corps Contract

     In August 1994, through competitive bidding, the Company was awarded a fixed-price contract ("Contract 2014") with the U.S. Marine Corps for the supply of small and supporting arms simulators. This contract also contains provisions which have enabled purchases under the contract of firearms simulators by the U.S. Army. The total initial contract amount was $16.1 million, and options exercised and contract modifications made have increased that amount by a total of $79.1 million through March 31, 1998. Deliveries under Contract 2014 commenced in the fourth quarter of fiscal 1995 and totaled $94.6 million through March 31, 1998.

  U.S. Army EST Procurement Process

     The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be at least as large as the Company's current U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court can rule on the Company's protest. As part of this action, the Company has requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company intends to pursue this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award. In view of the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues in fiscal 1997, and the Company's financial position, liquidity and results of operations. To support the Company's objectives of increasing revenues, the Company had developed its infrastructure during the last several years in expectation that the resulting increase in expense would be offset by additional revenues. In response to developments concerning the Army EST procurement process and possible related impact on related business opportunities, the Company announced on June 24, 1998 that it would take a restructuring charge of approximately $900,000 for costs incurred in the first quarter fiscal 1999 related to a workforce reduction and other measures. In addition, the Company has agreed to a revision of certain financial covenants under its senior credit facility which will result in incurrence of certain additional interest costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

  Backlog

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of March 31, 1998, the Company had a backlog of approximately $49.4 million, comprised of $27.4 million from FATS international customers, $18.9 from Simtran's Canadian customers and $2.2 million from FATS U.S. military customers. Recognition of Simtran's backlog will be dependent upon delivery and acceptance of its products currently under development. Approximately $35.6 million of the contracted orders are scheduled for delivery during fiscal year 1999. Contracts with U.S. and other governments may generally be terminated by the customer, in whole or in part, for default or its convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company's backlog will result in future revenues. However, these contracts generally provide for reimbursement of costs incurred through the date of termination.

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

  Acquired In-Process Research and Development Charge

     The Company recognized a non-recurring acquired in-process research and development charge in connection with the acquisition of Simtran completed on March 5, 1998. Based on an assessment by the Company, in conjunction with an independent valuation firm, it was determined that $4.0 million (or $0.19 per diluted share) of Simtran's purchase price represented technology that does not meet the accounting definition of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

  Growth Strategy

     The Company has experienced significant growth in its sales during recent years, primarily, due to sales to the U.S. Marine Corps, and intends to seek further growth through expanded sales of its existing products in its target markets as well as the development of new products and markets and through strategic acquisitions. See "U.S. Army EST Procurement Process" above. The Company's growth strategy includes the following core elements:

          Increase Market Penetration. The Company is seeking to broaden acceptance of its products and increase sales to military and law enforcement agencies internationally and in the U.S. While continuing to acquire new customers by demonstrating the cost-effectiveness and training benefits of its products, the Company also focuses on generating repeat orders from existing customers. The Company has found that its customers often order additional simulation systems after an initial purchase once they experience the advantages of the FATS(R) systems. In addition, in recent years, the Company has begun to focus on generating follow-on orders through systems upgrades, software and other auxiliary products.

          Continue New Product Development. A key element of the Company's growth strategy is new product development. The Company believes that it can continue to develop new products as a result of its R&D efforts and its understanding of the needs of its customers. Addition of an indirect fire simulator for artillery and naval gunfire has resulted in the award of an additional contract with the Canadian Armed Forces beyond small arms simulators and may assist the Company in gaining additional new contracts. The Company is also developing simulators for newly emerging weaponry and products integrating FATS(R) systems with larger weapons system simulators, such as those currently being developed by Simtran. In addition, the Company is currently developing simulation products for training law enforcement personnel in the use of less-than-lethal force (e.g., tear gas, batons, sticky foam and bean bag shotguns).

          Expand into New Markets. Management believes that opportunities exist for sales beyond the Company's traditional military and law enforcement customers. The Company had already begun to focus on the hunter and sports training component of the market, and with the acquisition of Dart seeks to increase the penetration in this business. The Company believes that potential customers for products related to hunter education include both state and federal agencies which have shown interest in simulation as a means of promoting hunter safety and conservation as well as firearms dealers interested in the use of simulators for competitive shooting exercises, hunter training and home security programs.

          Pursue Selected Strategic Acquisitions. As an alternative or a supplement to the internal development of additional product lines, new products could be developed or added to the FATS(R) line by means of strategic acquisitions, joint ventures or partnerships. In particular, an acquisition of a company with a strong brand name in lower price point or different products could permit the Company to expand its product line, while maintaining the premium position of the FATS(R) brand name such as the recent acquisitions of ICAT, Simtran and Dart completed within the last twelve months.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of gross revenues for the periods indicated:

                                                               FISCAL YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues....................................................   100.0%     100.0%     100.0%
Cost of revenues............................................    46.1       48.7       47.2
                                                               -----      -----      -----
Gross profit................................................    53.9       51.3       52.8
                                                               -----      -----      -----
Operating expenses:
  Selling, general and administrative expenses..............    20.5       16.5       18.5
  Research and development expenses.........................     8.8        4.7        4.2
  Depreciation and amortization.............................     1.4        0.5        0.6
  Acquired in-process research and development charge.......     5.4         --         --
                                                               -----      -----      -----
          Total operating expenses..........................    36.1       21.7       23.3
                                                               -----      -----      -----
Operating income............................................    17.8       29.6       29.5
Interest income (expense), net..............................    (8.0)      (6.7)       0.2
Nonrecurring recapitalization expenses......................      --       (1.3)        --
Other income (expense), net.................................    (0.1)       0.1       (0.1)
                                                               -----      -----      -----
Income before income taxes and extraordinary item...........     9.7       21.7       29.6
Provision for income taxes..................................     5.3        8.1       10.1
                                                               -----      -----      -----
Income before extraordinary item............................     4.4       13.6       19.5
Extraordinary item, net of income tax.......................      --       (3.7)        --
                                                               -----      -----      -----
Net income..................................................     4.4%       9.9%      19.5%
                                                               =====      =====      =====

  Fiscal Year Ended March 31, 1998 Compared to the Fiscal Year Ended March 31, 1997

     Revenues. Revenues decreased $17.3 million, or 19.0%, to $73.5 million for fiscal 1998 as compared to $90.8 million for fiscal 1997. This decrease was attributable to a $23.8 million decrease, or 44.2%, to $30.0 million in sales to the U.S. military due primarily to a decrease in sales to the U.S. Marine Corps as significant portions of Contract 2014 were completed. This decrease was partially offset by an increase of $5.4 million, or 18.9%, to $33.8 million, in international sales. Sales to U.S. law enforcement customers for fiscal 1998 increased by $1.5 million, or 21.8%, to $8.6 million. Sales to U.S. Hunter/Sports customers decreased by $0.4 million, or 25.9%, to $1.1 million.

     Cost of Revenues. Cost of revenues decreased $10.3 million, or 23.4%, to $33.9 million for fiscal year 1998 as compared to $44.2 million for fiscal 1997. As a percentage of revenues, cost of revenues decreased to 46.1% for fiscal 1998 as compared to 48.7% for fiscal 1997. This decrease was due to customer and product mix changes primarily due to a decrease in sales to U.S. military customers which traditionally have higher cost of revenues.

     Gross Profit. As a result of the foregoing, gross profit decreased $6.9 million, or 14.8% to $39.7 million, or 53.9% of revenues, for fiscal 1998 as compared to $46.6 million, or 51.3% of revenues, for fiscal 1997.

     Total Operating Expenses. Total operating expenses increased $6.8 million, or 34.7% to $26.6 million for fiscal 1998 as compared to $19.7 million for fiscal 1997. Total operating expenses as a percentage of revenues increased to 36.1% for fiscal 1998 from 21.7% for fiscal 1997. This increase was primarily a result of the $4.0 million acquired in-process research and development charge related to the Simtran acquisition. Selling, general and administrative expenses increased as a percentage of revenue to 20.5% for fiscal 1998 from 16.5% for fiscal 1997 as a result of the decrease in revenues. Research and development costs increased $2.3 million, or 53.3%, from fiscal 1997 to fiscal 1998 due to continued efforts in developing new and improving existing products.

     Operating Income. As a result of the foregoing, operating income decreased $13.8 million, or 51.2%, to $13.1 million, or 17.8% of revenues, for fiscal 1998 as compared to $26.9 million, or 29.6% of revenues, for fiscal 1997.

     Other Income (Expense), net. Net interest expense totaled $5.9 million, or 8.0% of revenues for fiscal 1998 as compared to net interest expense of $6.1 million, or 6.7% for fiscal 1997. Other income (expense), net for fiscal 1997 includes a nonrecurring charge of $1.2 million for expenses incurred in connection with the Recapitalization.

     Provision for Income Taxes. The effective tax rate increased to 54.6% of income before income taxes for fiscal 1998 compared to 37.4% of income before taxes for fiscal 1997. This increase was primarily attributable to the acquired in-process research and development charge related to the Simtran acquisition, which is not deductible for income tax purposes.

     Income Before Extraordinary Item. As a result of the foregoing, income before extraordinary item decreased $9.1 million, or 73.8%, to $3.2 million, or 4.4% of revenues for fiscal 1998 as compared to $12.3 million, or 13.6% of revenues for fiscal 1997.

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

     Net Income. As a result of the foregoing, net income as reported decreased $5.8 million, or 64.1%, to $3.2 million ($0.15 per diluted share), or 4.4% of revenues for fiscal 1998 as compared to $9.0 million ($0.50 per diluted share), or 9.9% of revenues for fiscal 1997.

     Pro Forma Results. The pro forma results give effect to the Recapitalization and the Offering as if it occurred at the beginning of the period. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and also reflect interest expense for all periods presented, based on the Senior Bank Debt of $58.6 million outstanding after the Offering. The net income for fiscal 1998 was $3.2 million ($0.15 per diluted share), or 4.4% of revenues, a decrease of $10.3 million, or 76.2%, over the $13.6 million ($0.62 per diluted share) pro forma net income for fiscal 1997.

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

     Other Income (Expense), net. Net interest expense totaled $6.1 million, or 6.7% of revenues for fiscal 1997 as compared to net interest income of $165,000 for fiscal 1996. The increase in net interest expense is a result of interest expense and amortization of deferred financing costs related to debt incurred in connection with the Recapitalization. Other income (expense), net also includes a nonrecurring charge of $1.2 million for expenses incurred in connection with the Recapitalization.

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

     Net Income. As a result of the foregoing, net income as reported decreased $3.8 million, or 29.5%, to $9.0 million ($0.50 per diluted share), or 9.9% of revenues for fiscal 1997 as compared to $12.8 million ($0.80 per diluted share), or 19.5% of revenues for fiscal 1996.

     Pro Forma Results. The pro forma results give effect to the Recapitalization and the Offering as if each occurred at the beginning of the respective periods. The pro forma results exclude the nonrecurring expenses incurred in connection with the Recapitalization and the extraordinary loss related to the early extinguishment of debt and also reflect interest expense for all periods presented, based on the Senior Bank Debt of $58.6 million outstanding after the Offering. The pro forma net income for fiscal 1997 was $13.6 million ($0.62 per diluted share), or 14.9% of revenues, an increase of $4.5 million, or 50.4%, over the $9.0 million ($0.42 per diluted share) pro forma net income for fiscal 1996.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 1996 and ending March 31, 1998. Such information, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                                     FISCAL YEAR 1998                              FISCAL YEAR 1997
                                        -------------------------------------------   -------------------------------------------
                                        MARCH 31    DEC. 31    SEPT. 30    JUNE 30    MARCH 31    DEC. 31    SEPT. 30    JUNE 30
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................   $17,421    $ 18,102    $19,415    $ 18,609    $26,001    $ 25,667    $25,404    $ 13,734
Gross profit..........................     9,979       9,023     10,310      10,368     12,324      13,110     13,985       7,173
Operating income (loss)...............      (514)      4,034      4,710       4,897      7,068       8,200      8,288       3,323
Income (loss) before income taxes and
  extraordinary item..................    (2,020)      2,465      3,264       3,416      5,545       5,536      5,131       3,488
Net income (loss) before extraordinary
  item................................    (2,693)      1,651      2,089       2,186      3,490       3,513      3,123       2,215
Net income............................    (2,693)      1,651      2,089       2,186      3,490         186      3,123       2,215
Basic earnings (loss) per share before
  extraordinary item..................   $ (0.13)   $   0.08    $  0.10    $   0.11    $  0.17    $   0.21    $  0.22    $   0.15
Diluted earnings (loss) per share
  before extraordinary item...........     (0.13)       0.08       0.10        0.10       0.16        0.19       0.19        0.14
Basic earnings (loss) per share.......     (0.13)       0.08       0.10        0.11       0.17        0.01       0.22        0.15
Diluted earnings (loss) per share.....     (0.13)       0.08       0.10        0.10       0.16        0.01       0.19        0.14

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity and capital resources needs currently and for the near future are to fund working capital, debt service and capital expenditures necessary to support its business. Prior to the Recapitalization, the Company's principal liquidity and capital resource needs were to fund working capital and capital expenditures related to growth. The Company's primary sources of liquidity and capital resources are cash generated from operating activities and the Senior Bank Debt.

     As of June 26, 1998 the Company amended the NationsBank Credit Agreement to provide for an increase in interest rates and for a temporary relaxation of certain restrictive financial covenants. These covenant changes were based on the Company's current business outlook which assumes receipt and delivery of orders from new and existing customers and delivery of the $35.6 million of the $49.4 million in backlog as of March 31, 1998. However, there can be no assurance that the Company will meet these covenants and that further Senior Bank Debt borrowings will be available should it fail to do so. The Company currently has borrowings of $12 million and has outstanding letters of credit of approximately $1.7 million under the $25 million revolving credit facility. The Company believes that the cash flow from operations combined with borrowings under the Senior Bank Debt, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next 12 months.

     The Company entered into the Senior Bank Debt and borrowed an aggregate of $76 million in connection with the Recapitalization. See "Business - History." The Senior Bank Debt provided for credit facilities in an aggregate amount of $85 million, consisting of (i) a $15 million revolving credit line, (ii) a Tranche A Term Loan Facility with an initial amount of $30 million, and (iii) a Tranche B Term Loan Facility with an initial amount of $40 million. The Company used approximately $11.2 million of the net proceeds from the Offering to reduce the borrowings under the Senior Bank Debt and as of October 15, 1997 amended the credit facility to provide an additional $10 million under the revolving credit line. See Notes 5 and 11 of Notes to Consolidated Financial Statements. As a result of and after giving effect to the application of the net proceeds of the Offering to reduce the borrowed amount, the quarterly principal payments in respect to Tranche A Term Loan Facility and the Tranche B Term Loan Facility commenced on December 31, 1997; from December 31, 1997 through June 30, 1998, the aggregate amount of such scheduled principal payments is approximately $0.8 million per quarter and from September 30, 1998 through March 31, 2001, the aggregate amount of such scheduled principal payments will be approximately $1.5 million per quarter. In addition, the Company will be required to make quarterly interest payments on such indebtedness. The revolving credit line, the Tranche A Term Loan Facility and the Tranche B Term Loan Facility bear interest at variable rates, which were approximately 7.94%, 7.94% and 8.69%, respectively, at March 31, 1998. The amendment entered into as of June 26, 1998 provides for an additional increase to the interest rates to the revolving credit line, the Tranche A Term Loan Facility and the Tranche B Term Loan Facility of 1.0%, 1.0% and 0.5%, respectively. The Senior Bank Debt is guaranteed by the Company and is secured by a pledge of all of the stock of the Drop Down Subsidiary and a security interest in the assets of the Drop Down Subsidiary.

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

     The Company's operating activities generated cash of approximately $6.4 million, $6.1 million and $6.6 million in fiscal 1998, 1997 and 1996, respectively, due to net income in those periods. The cash generated from operations was partially offset by increases in accounts receivable and inventories in fiscal 1998 and 1997. The Company's investing activities used cash of approximately $8.2 million, $2.0 million and $0.8 million in fiscal 1998, 1997 and 1996, respectively. The Company's use of cash for investing activities in 1998 was due to payments for acquisitions and capital expenditures. The Company's use of cash for investing activities in 1997 and 1996 was due to capital expenditures. In fiscal 1998, the Company generated cash of $3.8 million in financing activities, primarily in connection with the borrowings of long-term debt to finance its acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS/YEAR 2000

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for the Company's fiscal year ending March 31, 1999. Management does not expect SFAS 130 to have a significant impact on the Company's consolidated financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to determine reporting segments based on the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. SFAS is effective for financial statements for the Company's fiscal year ending March 31, 1999. The Company does not expect that SFAS 131 will require significant revision of prior disclosures.

     The Company expects to incur certain costs during the next two years to address the impact of the Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company's products currently delivered to customers are designed to be Year 2000 compliant. Previously delivered customer products have minor issues relating to computer printouts. These issues are corrected in all new releases of software that are purchased by customers. The incremental costs of the Year 2000 project are estimated between $50,000 and $100,000. These costs will be expensed as incurred, unless new software is purchased that will be capitalized in accordance with the Company's policy. The Company does not expect that the Year 2000 problem will have a material impact on the results of operations, liquidity or consolidated financial position of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Statement Schedule and Notes to Consolidated Financial Statements that appear on pages F-4 through F-25 and S-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained under the heading "Nominees for Election to the Board of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, including any information with respect to compliance by directors, officers and beneficial owners of more than 10% of the Class A Common Stock with respect to Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Summary Compensation Table" "Option Grants in the Last Fiscal Year", "Fiscal Year-End Option Values", and "Directors' Compensation" in the definitive Proxy Statement to be used in connection with solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the headings "Ownership of Stock by Directors, Executive Officers and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, including any information with respect to compliance by directors, officers and beneficial owners of more than 10% of the Class A Common Stock with respect to Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   F-4
Consolidated Balance Sheets as of March 31, 1998 and 1997...   F-5
Consolidated Statements of Income for the Years Ended March
  31, 1998, 1997 and 1996...................................   F-6
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended March 31, 1998, 1997 and 1996.........   F-7
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1998, 1997 and 1996.............................   F-8
Notes to Consolidated Financial Statements..................   F-9

  2. Financial Statement Schedule

     The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

  3. Exhibits

     The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
-------                            ----------------------
 2.01      --   Recapitalization and Stock Purchase and Sale Agreement,
                dated as of June 5, 1996, among THIN International N.V.
                (formerly known as Firearms Training Systems International
                N.V.), the Company, Centre Capital Investors II, L.P.,
                Centre Partners Coinvestment L.P., Centre Parallel
                Management Partners, L.P., Centre Capital Offshore
                Investors, II, L.P., Centre Capital Tax-exempt Investors II,
                L.P., State Board of Administration of Florida and Centre
                Partners Management LLC. (filed as Exhibit 2.01 to the
                Company's Registration Statement No. 333-13105)
 2.01-01   --   Letter Agreement, dated July 9, 1996, amending the
                Recapitalization and Stock Purchase and Sale Agreement.
                (filed as Exhibit 2.02 to the Company's Registration
                Statement No. 333-13105)
 2.01-02   --   First Amendment, dated as of July 31, 1996, to the
                Recapitalization and Stock Purchase and Sale Agreement.
                (filed as Exhibit 2.03 to the Company's Registration
                Statement No. 333-13105).
 2.02      --   Letter Agreement, dated November 1, 1996, from the Company to THIN International N.V. regarding payment of the
                Contingent Payment pursuant to the Recapitalization and
                Stock Purchase and Sale Agreement. (filed as Exhibit 2.04 to the Company's Registration Statement No. 333-13105)
 3.01      --   By-laws of the Company. (filed as Exhibit 3.06 to the
                Company's Registration Statement No. 333-13105)
 3.02      --   Restated Certificate of Incorporation of the Company, dated
                December 23, 1996. (filed as Exhibit 3.03 to the Company's
                Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                December 31, 1996)

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
-------                            ----------------------
10.01-01   --   Amended and Restated Credit Agreement, dated as of October
                15, 1997, among the Company, FATS, Inc., NationsBank, N.A.
                (South) and the other Lenders named therein. (filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended September 30, 1997)
10.01-02   --   First Amendment to the Amended and Restated Credit
                Agreement, dated as of June 26, 1998, among the Company,
                FATS, Inc., NationsBank, N.A. (South) and the other Lenders named therein.
10.02      --   Pledge and Security Agreement, dated as of July 31, 1996,
                between the Company and NationsBank, N.A. (South). (filed as
                Exhibit 10.06 to the Company's Registration Statement No.
                333-13105)
10.03      --   Assignment and Assumption Agreement dated as of January 1,
                1997 among the Company, FATS, Inc. and NationsBank N.A.
                (South).
10.04      --   Borrower's Consent and Agreement dated as of October 15,
                1997 between FATS, Inc. and NationsBank N.A. (South).
10.05      --   Pledge Agreement dated as of January 1, 1997 between the
                Company and NationsBank N.A. (South).
10.06      --   Parent's Consent dated as of October 15, 1997 between the
                Company and NationsBank N.A. (South).
10.07      --   Option to Lease, dated May 4, 1993, between the Company and
                Technology Park/Atlanta, Inc. (filed as Exhibit 10.07 to the
                Company's Registration Statement No. 333-13105)
10.08      --   Lease, dated May 4, 1993, between the Company and Technology
                Park/Atlanta, Inc. (filed as Exhibit 10.08 to the Company's
                Registration Statement No. 333-13105)
10.08-01   --   First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company's Registration Statement No.
                333-13105)
10.08-02   --   Second Amendment to Lease Agreement, dated December 21,1995, between the Company and Schneider Atlanta, L.P. (filed as
                Exhibit 10.10 to the Company's Registration Statement No.
                333-13105).
10.09      --   United States Government Contract M67854-94-C-2014, awarded
                August 4, 1994, between the Company and the U.S. Marine
                Corps. (filed as Exhibit 10.11 to the Company's Registration
                Statement No. 333-13105)
10.10      --   Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert B. Terry,
                Robert F. Mecredy, David A. Apseloff, Greg Echols and Juan
                de Ledebur. (filed as Exhibit 10.12 to the Company's
                Registration Statement No. 333-13105)
10.11      --   Firearms Training Systems, Inc. Stock Option Plan. (filed as
                Exhibit 10.13 to the Company's Registration Statement No.
                333-13105)
10.12      --   Stock Option Agreement Series A, dated as of September 18,
                1996 between the Company and Peter A. Marino. (filed as
                Exhibit 10.14 to the Company's Registration Statement No.
                333-13105)
10.12-01   --   Schedule identifying Stock Option Agreements Series A
                substantially identical in all material respects to Exhibit
                10.12.
10.13      --   Stock Option Agreement Series B, dated as of September 18,
                1996 between the Company and Peter A. Marino. (filed as
                Exhibit 10.15 to the Company's Registration Statement No.
                333-13105)

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBIT
-------                            ----------------------
10.13-01   --   Schedule identifying Stock Option Agreements Series B
                substantially identical in all material respects to Exhibit
                10.13.
10.14      --   Stock Option Agreement Series C, dated as of September 18,
                1996 between the Company and William J. Bratton. (filed as
                Exhibit 10.16 to the Company's Registration Statement No.
                333-13105)
10.14-01   --   Schedule identifying Stock Option Agreements Series C
                substantially identical in all material respects to Exhibit
                10.14. (filed as Exhibit 10.16.01 to the Company's
                Registration Statement No. 333 -13105)
10.15      --   Registration Rights Agreement, dated as of July 31, 1996,
                between the Company and the Institutional Holders set forth on Schedule I thereto. (filed as Exhibit 10.17 to the
                Company's Registration Statement No. 333-13105)
10.16      --   Registration Rights Agreement, dated as of July 31, 1996,
                among the Company, THIN International N.V. (formerly known as Firearms Training Systems International N.V.) and the
                Institutional Holders set forth on Schedule I thereto.
                (filed as Exhibit 10.18 to the Company's Registration
                Statement No. 333-13105)
10.17      --   Firearms Training Systems, Inc. Executive Severance Benefit
                Plan. (filed as Exhibit 10.19 to the Company's Registration
                Statement No. 333-13105)
10.18      --   Employment Agreement, dated as of September 18, 1996,
                between the Company and Peter A. Marino. (filed as Exhibit
                10.20 to the Company's Registration Statement No. 333-13105)
10.19      --   Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (filed as Exhibit 10.21 to the Company's Registration Statement No.
                333-13105)
10.19-01   --   Schedule identifying Agreements to Limit Future Competition substantially identical in all material respects to Exhibit
                10.19. (filed as Exhibit 10.21-01 to the Company's
                Registration Statement No. 333-13105)
10.20      --   License Agreement, dated October 31, 1991 by and between
                Microware Systems Corporation and the Company. (filed as
                Exhibit 10.23 to the Company's Registration Statement No.
                333-13105)
11.01      --   Statement Regarding Computation of Pro Forma Net Income Per
                Common Share.
21.01      --   Subsidiaries of the Company.
23.01      --   Consent of Arthur Andersen LLP, dated June 26, 1998.
24.01      --   Power of Attorney (set forth on page V-1).
27.01      --   Financial Data Schedule.

(b) Reports on Form 8-K:

     Form 8-K filed March 17, 1998

(c) Exhibits

     See (a)(3) above.

(d) Financial Statement Schedule.

     See (a)(2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Firearms Training Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and subsidiaries as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 8, 1998 (Except with respect to the matters discussed in the third and fourth paragraphs of Note 12 to which the date is June 26, 1998)

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998        1997
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   3,395   $   1,663
  Accounts receivable, net of allowance for doubtful
     accounts of $100 at March 31, 1998 and 1997............     22,710      20,690
  Inventories...............................................     17,725      11,965
  Prepaid expenses and other current assets.................        594         477
  Deferred income taxes.....................................      1,050       1,491
                                                              ---------   ---------
          Total current assets..............................     45,474      36,286
PROPERTY AND EQUIPMENT, net.................................      3,971       2,660
DEFERRED FINANCING COSTS, net...............................      3,007       3,004
GOODWILL, net of accumulated amortization of $145 at March
  31, 1998..................................................      2,751          --
DEFERRED INCOME TAXES.......................................      1,065          --
OTHER ASSETS................................................        112         171
                                                              ---------   ---------
                                                              $  56,380   $  42,121
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   3,389   $   4,538
  Accrued liabilities.......................................     11,060       8,300
  Income taxes payable......................................        390         653
  Deferred revenue..........................................      6,428         857
  Current maturities of long-term debt......................      5,300       1,588
                                                              ---------   ---------
          Total current liabilities.........................     26,567      15,936
                                                              ---------   ---------
LONG-TERM DEBT, less current maturities.....................     57,700      57,012
                                                              ---------   ---------
OTHER NONCURRENT LIABILITIES................................        344         551
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 11)
STOCKHOLDERS' EQUITY (Notes 3, 6 and 12):
  Preferred stock, $0.10 par value; 200 shares authorized,
     no shares issued at March 31, 1998 and 1997............         --          --
  Class A common stock, $0.000006 par value; 68,060 shares
     authorized; 20,415 and 20,402 shares issued and
     outstanding at March 31, 1998 and 1997, respectively...         --          --
  Class B nonvoting common stock, $0.000006 par value; 2,200 shares authorized, no shares issued at March 31, 1998
     and 1997...............................................         --          --
  Additional paid-in capital................................    112,390     112,331
  Accumulated (deficit) earnings............................   (140,569)   (143,802)
  Cumulative foreign currency translation adjustment........        (52)         93
                                                              ---------   ---------
          Total stockholders' (deficit) equity..............    (28,231)    (31,378)
                                                              ---------   ---------
                                                              $  56,380   $  42,121
                                                              =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998      1997      1996
                                                              -------   -------   -------
REVENUES....................................................  $73,547   $90,806   $65,439
COST OF REVENUES............................................   33,867    44,214    30,902
                                                              -------   -------   -------
GROSS PROFIT................................................   39,680    46,592    34,537
                                                              -------   -------   -------
OPERATING EXPENSES:
  Selling, general, and administrative expenses.............   15,036    15,016    12,087
  Research and development expenses.........................    6,475     4,224     2,781
  Depreciation and amortization.............................    1,042       473       386
  Acquired in-process research and development charge.......    4,000        --        --
                                                              -------   -------   -------
          Total operating expenses..........................   26,553    19,713    15,254
                                                              -------   -------   -------
OPERATING INCOME............................................   13,127    26,879    19,283
                                                              -------   -------   -------
OTHER (EXPENSE) INCOME, net:
  Interest (expense) income, net............................   (5,905)   (6,069)      165
  Nonrecurring recapitalization expenses (Note 11)..........       --    (1,181)       --
  Other income (expense), net...............................      (97)       71       (93)
                                                              -------   -------   -------
          Total other (expense) income, net.................   (6,002)   (7,179)       72
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........    7,125    19,700    19,355
PROVISION FOR INCOME TAXES..................................    3,892     7,359     6,565
                                                              -------   -------   -------
INCOME BEFORE EXTRAORDINARY ITEM............................    3,233    12,341    12,790
EXTRAORDINARY ITEM, net of income tax benefit of $1,913
  (NOTE 5)..................................................       --    (3,327)       --
                                                              -------   -------   -------
NET INCOME..................................................  $ 3,233   $ 9,014   $12,790
                                                              =======   =======   =======
BASIC EARNINGS PER SHARE BEFORE THE EXTRAORDINARY ITEM......  $  0.16   $  0.75   $  0.89
                                                              =======   =======   =======
DILUTED EARNINGS PER SHARE BEFORE THE EXTRAORDINARY ITEM....  $  0.15   $  0.69   $  0.80
                                                              =======   =======   =======
BASIC EARNINGS PER SHARE....................................  $  0.16   $  0.55   $  0.89
                                                              =======   =======   =======
DILUTED EARNINGS PER SHARE..................................  $  0.15   $  0.50   $  0.80
                                                              =======   =======   =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- BASIC (NOTE
  3)........................................................   20,408    16,489    14,402
                                                              =======   =======   =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING -- DILUTED (NOTE 3)...........................   21,456    18,009    16,029
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        CLASS B
                                                   CLASS A             NONVOTING
                         PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL              ACCUMULATED
                        -----------------   ---------------------   ---------------    PAID-IN                 EARNINGS
                         SHARES    AMOUNT      SHARES      AMOUNT   SHARES   AMOUNT    CAPITAL     WARRANTS    (DEFICIT)
                        --------   ------   ------------   ------   ------   ------   ----------   --------   -----------
Balance, March 31,
  1995................      --      $ --      49,800,000    $ --       --     $ --     $  1,931        --      $   6,553
Net income............      --        --              --      --       --       --           --        --         12,790
Foreign currency
  translation
  adjustment..........      --        --              --      --       --       --           --        --             --
                          ----      ----    ------------    ----     ----     ----     --------     -----      ---------
Balance, March 31,
  1996................      --        --      49,800,000      --       --       --        1,931        --         19,343
Net income............      --        --              --      --       --       --           --        --          9,014
Common stock issued in
  connection with the
  Recapitalization
  (Note 11)...........      --        --      11,165,241      --       --       --       36,000        --             --
Common stock retired
  in connection with
  the Recapitalization
  (Note 11)...........      --        --     (46,832,022)     --       --       --       (1,816)       --       (150,034)
Common stock issued to
  management in
  connection with the
  Recapitalization
  (Note 11)...........      --        --         269,185      --       --       --          876        --             --
Warrants issued in
  connection with the
  Recapitalization
  (Note 11)...........      --        --              --      --       --       --           --       930             --
Common stock issued in
  connection with the
  initial public
  offering, net of
  issuance costs......      --        --       6,000,000      --       --       --       75,340        --             --
Contingent payment to
  THIN International
  (Note 11)...........      --        --              --      --       --       --           --        --        (19,300)
Warrants repurchased
  in connection with
  the retirement of
  the Bridge Notes
  (Note 5)............      --        --              --      --       --       --           --      (930)        (2,825)
Foreign currency
  translation
  adjustment..........      --        --              --      --       --       --           --        --             --
                          ----      ----    ------------    ----     ----     ----     --------     -----      ---------
Balance, March 31,
  1997................      --        --      20,402,404      --       --       --      112,331        --       (143,802)
Net income............      --        --              --      --       --       --           --        --          3,233
Common Stock issued to
  employees exercising
  stock options,
  including tax
  benefit.............      --        --           2,679      --       --       --           17        --             --
Common Stock issued to
  the Company's
  Employee Stock
  Compensation Plan...      --        --          10,239      --       --       --           42        --             --
Foreign currency
  translation
  adjustment..........      --        --              --      --       --       --           --        --             --
                          ----      ----    ------------    ----     ----     ----     --------     -----      ---------
Balance, March 31,
  1998................      --      $ --      20,415,322    $ --       --     $ --     $112,390     $  --      $(140,569)
                          ====      ====    ============    ====     ====     ====     ========     =====      =========

                         CUMULATIVE
                          FOREIGN
                          CURRENCY
                        TRANSLATION
                         ADJUSTMENT     TOTAL
                        ------------   --------
Balance, March 31,
  1995................     $  --       $  8,484
Net income............        --         12,790
Foreign currency
  translation
  adjustment..........       (12)           (12)
                           -----       --------
Balance, March 31,
  1996................       (12)        21,262
Net income............        --          9,014
Common stock issued in
  connection with the
  Recapitalization
  (Note 11)...........        --         36,000
Common stock retired
  in connection with
  the Recapitalization
  (Note 11)...........        --       (151,850)
Common stock issued to
  management in
  connection with the
  Recapitalization
  (Note 11)...........        --            876
Warrants issued in
  connection with the
  Recapitalization
  (Note 11)...........        --            930
Common stock issued in
  connection with the
  initial public
  offering, net of
  issuance costs......        --         75,340
Contingent payment to
  THIN International
  (Note 11)...........        --        (19,300)
Warrants repurchased
  in connection with
  the retirement of
  the Bridge Notes
  (Note 5)............        --         (3,755)
Foreign currency
  translation
  adjustment..........       105            105
                           -----       --------
Balance, March 31,
  1997................        93        (31,378)
Net income............        --          3,233
Common Stock issued to
  employees exercising
  stock options,
  including tax
  benefit.............        --             17
Common Stock issued to
  the Company's
  Employee Stock
  Compensation Plan...        --             42
Foreign currency
  translation
  adjustment..........      (145)          (145)
                           -----       --------
Balance, March 31,
  1998................     $ (52)      $(28,231)
                           =====       ========

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                               1998       1997      1996
                                                              -------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 3,233   $  9,014   $12,790
                                                              -------   --------   -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,679        987       386
     Noncash portion of extraordinary item..................       --      3,871        --
     Stock grant............................................       --        120        --
     Deferred income taxes..................................      440       (625)       52
     Employee stock compensation plan.......................       42         --        --
     Acquired in-process research and development charge....    4,000         --        --
     Changes in assets and liabilities (excluding effects of
       businesses acquired):
       Accounts receivable, net.............................   (1,298)   (10,598)   (6,307)
       Inventories..........................................   (2,203)       871    (5,017)
       Prepaid expenses and other current assets............        4        178       273
       Escrow and other deposits............................       59        (65)      164
       Accounts payable.....................................   (1,476)       919     1,777
       Accrued liabilities..................................    1,273      2,593     3,029
       Income taxes payable.................................     (255)      (652)    1,305
       Deferred revenue.....................................    1,060       (866)   (1,878)
       Noncurrent liabilities...............................     (207)       347        (8)
                                                              -------   --------   -------
          Total adjustments.................................    3,118     (2,920)   (6,224)
                                                              -------   --------   -------
          Net cash provided by operating activities.........    6,351      6,094     6,566
                                                              -------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for business acquisitions........................   (6,801)        --        --
  Additions to property and equipment, net..................   (1,445)    (1,989)     (761)
                                                              -------   --------   -------
          Net cash used in investing activities.............   (8,246)    (1,989)     (761)
                                                              -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings of long-term debt................    6,000    110,000        --
  Repayments of long-term debt..............................   (1,600)   (51,400)       --
  Proceeds from sale of common stock........................        9    112,096        --
  Deferred financing costs..................................     (640)    (6,459)       --
  Repurchase of warrants....................................       --     (3,755)       --
  Repurchase of common stock................................       --   (171,150)       --
                                                              -------   --------   -------
          Net cash provided by (used in) financing
            activities......................................    3,769    (10,668)       --
                                                              -------   --------   -------
EFFECT OF CHANGES IN FOREIGN EXCHANGE RATES.................     (142)       105       (12)
                                                              -------   --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    1,732     (6,458)    5,793
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    1,663      8,121     2,328
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 3,395   $  1,663   $ 8,121
                                                              =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest..................................................  $ 5,244   $  5,278   $    11
                                                              =======   ========   =======
  Income taxes..............................................  $ 3,856   $  6,723   $ 4,809
                                                              =======   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996

1. ORGANIZATION AND NATURE OF BUSINESS

     Firearms Training Systems, Inc. ("FATS" or the "Company"), a Delaware corporation, was incorporated in 1984. The Company was a wholly owned subsidiary of THIN International N.V. (previously Firearms Training Systems International N.V.) ("THIN International"), a Netherlands Antilles corporation, until July 31, 1996, at which time approximately 79% of the outstanding stock of the Company was sold to a group of entities (the "Centre Entities") managed by Centre Partners Management LLC, in connection with a recapitalization and stock purchase and sale agreement (the "Recapitalization") (Note 11).

     FATS is engaged in the development, manufacture, sale and servicing of small and supporting arms training simulators and simulated firearms. The Company's products include simulators for the military, law enforcement, sport shooting and hunter education. The Company's customers include military and law enforcement agencies primarily throughout the United States ("U.S."), Europe and Asia.

     The Company, Firearms Training Systems, Inc., has one wholly-owned subsidiary, FATS, Inc., which is the operating subsidiary (the "Operating Subsidiary"). As of March 31, 1998, FATS, Inc. had eight wholly owned subsidiaries (collectively, the "Subsidiaries"). Firearms Training Systems Limited, the Operating Subsidiary's U.K. subsidiary established in 1992 ("FATS U.K."), has been subcontracted by the Operating Subsidiary to perform manufacturing and maintenance work with respect to certain of the Operating Subsidiary's contracts. F.A.T.S. Singapore Pte, Ltd., the Operating Subsidiary's Singapore subsidiary established in 1994, conducts certain activities of the Company in Asia. Firearms Training Systems Netherlands, B.V., the Operating Subsidiary's Netherlands subsidiary established in 1995, was organized to perform certain contractual obligations of the Company with respect to the Company's contract with the Royal Netherlands Army and to provide services to other customers in the region. F.A.T.S. Foreign Sales Corporation was organized in April 1995 to act as an agent with respect to export sales of products and services outside the U.S. On October 1, 1997, the Operating Subsidiary incorporated FSS, Inc. ("FSS"), which acquired all the assets of a Florida-based weapons simulation company. FATS Canada, Inc., the Operating Subsidiary's Canadian subsidiary established in 1996, was organized to support the performance of servicing obligations to Canadian customers. On March 1, 1998, FATS Canada, Inc. acquired all of the outstanding stock of Simtran, a Canadian-based simulation company. Effective April 1, 1998, FATS Canada, Inc. and Simtran were amalgamated. The amalgamated company became Simtran. In conjunction with the acquisition of Simtran, FATS Canada Holdings, a Canadian corporation was formed. FATS Canada Holdings primary activity is the holding of investments.

     In fiscal 1997, THIN International contributed FATS U.K. to the Company and FATS U.K., subsequently, became a wholly owned subsidiary of the Operating Subsidiary. The accompanying financial statements have been retroactively restated at historical cost to reflect the consolidation of FATS U.K. into the Company. A significant majority of FATS U.K.'s operations involve intercompany sales to the Operating Subsidiary, and such sales have been eliminated in these consolidated statements. Remaining operations of FATS U.K. are not material.

2. ACQUISITIONS

     On June 26, 1997, FATS, Inc. acquired certain operating assets of the ICAT Judgmental Use of Force Business from SBS Technologies, Inc. ("ICAT") for approximately $2.2 million in cash and acquisition costs.

     The Company recorded the acquisition using the purchase method of accounting with approximately $1.9 million of the purchase price allocated to goodwill. The results of operations of ICAT have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 1, 1997, FSS, Inc. ("FSS") acquired all of the operating assets of a Florida-based simulation company for approximately $250,000 in cash and acquisition costs. In connection with the purchase of the Florida-based simulation company, the Company could potentially issue up to an additional 150,000 contingent shares of common stock upon FSS meeting certain earnings targets. The Company recorded the acquisition using the purchase method of accounting with approximately $100,000 of the purchase price allocated to goodwill. The results of operations of FSS have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

     On March 1, 1998, a Company subsidiary acquired all of the outstanding common stock of Simtran for approximately $4.4 million in cash and acquisition costs and assumed liabilities in excess of assets of $500,000. In addition, the Company could potentially pay up to an additional $4 million in cash consideration if certain future Simtran revenue performance criteria are met. Based on an assessment by the Company, in conjunction with an independent valuation firm, it was determined that $4 million of Simtran's purchase price represented technology that does not meet the accounting definition of completed technology, and thus should be charged to earnings under generally accepted accounting principles. The Company recorded the acquisition using the purchase method of accounting with $4 million of the purchase price allocated to acquired in-process research and development and charged to the consolidated statements of operations in March 1998 and approximately $900,000 of the purchase price allocated to goodwill. The results of operations of Simtran have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

     The unaudited pro forma consolidated results of operations of the Company for the years ended March 31, 1998 and 1997 are summarized below as if the acquisitions described above had occurred on April 1, 1997 and 1996, respectively (in thousands, except per share data):

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Revenues....................................................  $75,651   $93,478
Net income before extraordinary item........................    4,895    11,193
Net income..................................................    4,895     7,866
Basic earnings per share....................................     0.24      0.48
Diluted earnings per share..................................     0.23      0.44

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Operating Subsidiary and the Subsidiaries. All significant intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Operating Subsidiary's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of income.

REVENUE RECOGNITION

     Substantially all revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue is primarily recognized upon shipment. A significant portion of the Company's revenues is derived from shipments under contract with various governmental agencies. Such contracts generally specify

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pricing terms by product and provide for shipment of the Company's simulators and other products over an extended period of time, with billings related to the shipment schedule. These contracts generally do not include reimbursement of product development costs. Advanced billings related to contracts are recorded as deferred revenue and are recognized primarily as units are delivered or on a percentage of completion method for contracts in which completion typically exceeds one year. Amounts billed for extended warranties are recorded as deferred revenue and are recognized as income over the lives of the service agreements, which generally range from one to three years.

RESTRICTED CASH

     In accordance with the terms of an escrow agreement with an agent of the Company, an escrow account is used to ensure contract performance by the Company under certain foreign contracts. The cash included in the escrow account is restricted and is paid out over a scheduled term. The balance in the escrow account has been classified in the accompanying financial statements as follows (in thousands):

                                                               MARCH 31,
                                                              -----------
                                                              1998   1997
                                                              ----   ----
Prepaid expenses and other current assets...................   $7    $86
Escrow and other deposits...................................   --      6
                                                               --    ---
          Total.............................................   $7    $92
                                                               ==    ===

INVENTORIES

     Inventories consist primarily of simulators, computer hardware, projectors and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Raw materials...............................................  $11,635   $ 8,233
Work in progress............................................    3,341     2,816
Finished goods..............................................    2,749       916
                                                              -------   -------
                                                              $17,725   $11,965
                                                              =======   =======

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 1998, 1997 and 1996 was $897,000, $473,000 and $386,000, respectively.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The detail of property and equipment is as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Machinery and equipment.....................................  $ 4,451   $ 2,711
Demonstration equipment.....................................    1,427     1,421
Furniture and fixtures......................................      691       502
Vehicles....................................................      400       280
Leasehold improvements......................................      224        73
                                                              -------   -------
                                                                7,193     4,987
Less accumulated depreciation and amortization..............   (3,222)   (2,327)
                                                              -------   -------
                                                              $ 3,971   $ 2,660
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

ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                 MARCH 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
Sales commissions, bonuses and agents' commissions..........  $ 4,175   $2,414
Accrued salaries and related expenses.......................    2,069    1,124
Professional fees...........................................      380      685
Accrued interest............................................      369      369
Accrued warranty costs......................................    1,282      900
Other.......................................................    2,785    2,808
                                                              -------   ------
                                                              $11,060   $8,300
                                                              =======   ======

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

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

FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 1998 and 1997. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In management's opinion, the carrying amounts of these financial instruments, with the exception of long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March 31, 1998 and 1997. As the variable interest rate on the Company's long-term debt is set for a maximum of 180 days, the carrying value of long-term debt approximates fair value at March 31, 1998.

NET INCOME PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" for its calculation of net income per common share. Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares ("CESs") from warrants and from stock options (using the treasury stock method). No adjustments are necessary to historical net income for net income per share presentation. Total CESs included in the computation of diluted net income per share for the years ended March 31, 1998, 1997 and 1996 were 1,048,000, 1,520,000 and 1,627,000, respectively. The net income per share effect of the extraordinary item incurred for the year ended March 31, 1997 was $0.20 and $0.18 per share for basic and diluted net income per share, respectively. The shares issued in the Recapitalization (Note 11), all shares issuable upon exercise of stock options granted (Note 6), and all shares issuable upon exercise of warrants (Note 5) are included in the earnings per share calculations for all periods presented. As the Company also repurchased shares in connection with the Recapitalization, the effect of the repurchased shares is also included in the earnings per share calculations for all periods presented prior to the offering (the "Offering").

     In connection with the purchase of FSS, Inc. in October of 1997, the Company entered into a purchase agreement requiring the possible issuance of up to 150,000 shares of common stock upon the subsidiary meeting certain earnings targets. These contingently issuable shares could potentially dilute basic and diluted net income per share in future periods.

STOCK SPLIT

     In connection with the Recapitalization (Note 11), the Company effected a 100,000-for-one stock split during fiscal year 1997. In anticipation of the Offering, the Company effected another stock split of 1.66-for-one during fiscal year 1997. All references in the accompanying financial statements to number of shares and per share amounts of the Company's common stock prior to the Recapitalization and the Offering have been retroactively restated to reflect the increased number of common shares outstanding from both the 100,000-for-one stock split and the 1.66-for-one stock split.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain balances in prior fiscal years have been reclassified to conform with the presentation in the current fiscal year.

4. THE OFFERING

     In November 1996, the Company completed an initial public offering of 6,000,000 shares of its Class A Common Stock. Net proceeds to the Company were approximately $75.3 million and were used to repay the $40 million senior subordinated bridge notes (the "Bridge Notes") (Note 5) issued in connection with the Recapitalization to reduce by $11.2 million the NationsBank Credit Agreement (Note 5), to make a $19.3 million contingent payment to THIN International (Note 11) and to fund certain nonrecurring obligations of the Company.

5. LONG-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

     On July 31, 1996, the Company replaced its existing credit agreement and entered into a credit agreement with a group of financial institutions (the "NationsBank Credit Agreement"). The NationsBank Credit Agreement was amended and restated on October 15, 1997. The three components of the NationsBank Credit Agreement are as follows:

     - Revolving credit facility with an aggregate principal amount of up to $25 million (which includes a $10 million letter-of-credit subfacility and a $2 million swing line subfacility) (the "Revolving Credit Facility"). The Revolving Credit Facility matures and is payable July 31, 2002. At March 31, 1998, the Company had $6 million of outstanding borrowings under this facility.

     - A term loan with an initial principal amount of $30 million maturing July 31, 2002 (the "Tranche A Loan"). At March 31, 1998, $23.6 million was outstanding under the Tranche A Loan, with quarterly principal payments ranging from $700,000 to $1,600,000.

     - A term loan with an initial principal amount of $40 million maturing July 31, 2003 (the "Tranche B Loan"). At March 31, 1998, $33.4 million was outstanding under the Tranche B Loan, with quarterly principal payments ranging from $100,000 to $8,000,000.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At March 31, 1998 and 1997, long-term debt consisted of the following (in thousands):

                                                               1998      1997
                                                              -------   -------
Tranche A Loan..............................................  $23,600   $25,000
Tranche B Loan..............................................   33,400    33,600
Revolving Credit Facility...................................    6,000        --
                                                              -------   -------
                                                               63,000    58,600
Current portion.............................................   (5,300)   (1,588)
                                                              -------   -------
                                                              $57,700   $57,012
                                                              =======   =======

     The Company had outstanding irrevocable standby letters of credit in the principal amount of approximately $2,147,000 and $2,161,000 at March 31, 1998 and 1997, respectively, in connection with the performance of certain sales contracts.

     The Tranche A Loan and the NationsBank Revolving Credit Facility bear interest at the Company's option of either:

     - The greater of (i) prime plus 1.25% to 1.75% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or (ii) the federal funds rate plus .50% plus 1.75% to 2.25% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or

     - A function of the Eurodollar rate plus 2.25% to 2.75% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement).

     The Tranche B Loan bears interest at the Company's option of either:

     - The greater of (i) prime plus 2.5% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or
       (ii) the federal funds rate plus 3.0% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or

     - A function of the Eurodollar rate plus 3.0% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement).

     At March 31, 1998, the interest rates in effect were 7.94% for the Revolving Credit Facility and the Tranche A Loan and 8.69% for the Tranche B Loan.

     On March 5, 1997, the Company entered into an interest rate protection agreement which expires on March 5, 1999 (the "protection period"). The agreement protects outstanding floating rate debt of $20,000,000 over the protection period. Under the agreement, the Company is reimbursed when actual interest rates exceed a limit, as defined. The limit, based on the 90-day LIBOR, is 6.5% over the protection period.

     On December 5, 1997, the Company entered into an interest rate swap agreement that expires on December 5, 2002 (the "swap period"), unless NationsBank elects to terminate the swap agreement on December 5, 2000. Nothing in the agreement shall obligate NationsBank to elect the termination date. The agreement protects outstanding floating rate debt of $10,000,000 over the swap period. Under the agreement, the company will pay a fixed rate of interest per quarter as measured by changes in 90-day LIBOR over the length of the swap.

     The NationsBank Credit Agreement also provides for a commitment fee of 0.5% per year, paid quarterly, on the unused portion of the NationsBank Revolving Credit Facility and a yearly agency fee of $75,000.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The borrowings under the NationsBank Credit Agreement are secured by substantially all of the Company's assets, a pledge of all of the common shares of the Operating Subsidiary, and a pledge of 65% of the capital stock of the Company's foreign subsidiaries. The NationsBank Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain leverage, fixed charge, and interest coverage ratios, as defined, to be maintained and require a minimum net worth, as defined. Borrowings at March 31, 1998 were $63 million. See Note 12 regarding amendments to the NationsBank Credit Agreement subsequent to year end.

     The aggregate annual maturities of long-term debt at March 31, 1998 are as follows (in thousands):

1999........................................................  $ 5,300
2000........................................................    6,000
2001........................................................    6,000
2002........................................................    6,300
2003........................................................   31,400
Thereafter..................................................    8,000
                                                              -------
                                                              $63,000
                                                              =======

BRIDGE NOTES

     Also in July 1996, the Company received $40 million from the sale of Bridge Notes to a financing institution. The Bridge Notes were repaid from the proceeds of the Offering (Note 4).

WARRANTS

     In connection with the issuance of the Bridge Notes, the Company entered into a warrant escrow agreement (the "warrants") which required the Company to release from escrow warrants for between 288,434 and 2,019,034 shares of common stock (in any combination of voting or nonvoting as the holder may elect), contingent upon how and when the Bridge Notes were repaid and, if issued, the senior preferred stock redeemed. In connection with the Offering, the holder of the warrants agreed to cancel the warrants in exchange for a payment of approximately $3.8 million from the net proceeds of the Offering. The fair value of these warrants at the date of grant was estimated to be approximately $3.22 per share, which is the price paid per share by the Centre Entities in connection with the Recapitalization (Note 11). The effective interest rate of the Bridge Notes, taking into consideration the issuance of such warrants, was approximately 12.8% to 13.3%.

FEES AND EXPENSES

     The Company capitalized approximately $640,000 and $6.2 million in 1998 and 1997, respectively, of fees and expenses incurred in connection with the NationsBank Credit Agreement and the amendment thereto and the Bridge Notes. The fees were paid to the bank upon consummation of the transactions, and the expenses consisted primarily of legal, accounting and other miscellaneous expenses. Fees of approximately $3 million have been expensed as a result of the repayment of the Bridge Notes and the repayment of a portion of the Tranche A Loan and the Tranche B Loan and are included in the extraordinary loss in the accompanying statements of income. The remaining capitalized fees and expenses have been included in deferred financing costs, net of accumulated amortization, and are being amortized over the life of the related debt. The accumulated amortization included in deferred financing costs is $1,151,000 and $514,000 in 1998 and 1997, respectively.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EXTRAORDINARY ITEM

     A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and to reduce the outstanding borrowings of the NationsBank Credit Agreement by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt in the fiscal year ended March 31, 1997. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of the Warrants and a fee paid in connection with the repayment of the Bridge Notes.

6. STOCK-BASED COMPENSATION PLAN

     The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the "Plan") in fiscal year 1997. The Company has reserved a total of 2,490,000 shares of Class A common stock for issuance under the Plan under four different nonqualified option series. The Plan provides for antidilution in the event of certain defined circumstances. The Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant.

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

SERIES D OPTIONS

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

     A summary of changes in outstanding options during the years ended March 31, 1997 and 1998 is as follows:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                    EXERCISE     EXERCISE
                                                       OPTIONS        PRICE       PRICE
                                                      ---------   -------------  --------
March 31, 1996......................................         --             --       --
  Granted...........................................  1,772,820   $3.25-$14.00    $3.43
  Canceled..........................................    (14,524)   3.25            3.25
  Exercised.........................................         --             --       --
                                                      ---------
March 31, 1997......................................  1,758,296    3.25- 14.00     3.44
  Granted...........................................    400,100    5.19- 14.25     9.28
  Canceled..........................................    (64,068)   3.25- 14.00     5.97
  Exercised.........................................     (2,679)   3.25            3.25
                                                      ---------
March 31, 1998......................................  2,091,649    3.25- 14.25     4.48
                                                      =========
Shares exercisable as of March 31, 1998.............    114,123    3.25- 14.00     3.57
                                                      =========
Shares available for future grants..................    395,672
                                                      =========

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following ranges of weighted average assumptions used for grants:

                                                               1998       1997
                                                              -------    -------
Risk-free interest rate.....................................  5.7-5.9%   6.5-7.0%
Expected dividend yield.....................................        0          0
Expected lives (in years)...................................      4-9    2.5-7.8
Expected volatility.........................................    78.84      50.53

     The total value of options at March 31, 1998 and 1997 was computed as approximately $5,141,000 and $17,989,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net income and basic and diluted net income per share would be decreased by the following pro forma amounts on an annual basis (net of tax):

                                                                1998        1997
                                                              --------   ----------
Net income, as reported.....................................  $672,000   $2,142,000
Basic net income per share..................................      0.03         0.13
Diluted net income per share................................      0.03         0.12

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the Company's outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 1998:

                                              OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                       ----------------------------------   ----------------------
                                                    WEIGHTED
                                                     AVERAGE     WEIGHTED   EXERCISABLE   WEIGHTED
                                                    REMAINING    AVERAGE       AS OF      AVERAGE
                                       NUMBER OF   CONTRACTUAL   EXERCISE    MARCH 31,    EXERCISE
RANGE OF EXERCISE PRICES                SHARES        LIFE        PRICE        1998        PRICE
------------------------               ---------   -----------   --------   -----------   --------
$ 3.25-$ 4.28........................  1,680,799       6.4        $ 3.25      110,728      $ 3.25
  4.28-  5.70........................     16,700       6.8          5.19           --          --
  5.70-  7.13........................    180,000       6.8          6.27           --          --
  7.13-  8.55........................        200       6.3          8.06           --          --
  8.55-  9.98........................        300       7.0          9.17           --          --
 11.40- 12.83........................    138,650       6.0         11.75           --          --
 12.83- 14.25........................     75,000       7.0         14.00        3,395       14.00
                                       ---------       ---        ------      -------      ------
                                       2,091,649       6.5        $ 4.48      114,123      $ 3.57
                                       =========       ===        ======      =======      ======

     In September 1996, the Company entered into a management shares agreement "Management Shares Agreement") with Centre Partners Management LLC, the Centre Entities, and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the "Management Holders"). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Entities, has "bring along rights" pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Entities. The Management Holders have similar "tag along" rights pursuant to which they can participate in a sale by the Centre Entities of 5% or more of the outstanding shares of common stock to an unaffiliated third party. The Centre Entities also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Entities exercise any rights to register common stock under a registration rights agreement, which granted Centre Entities certain demand registration rights exercisable on no more than ten occasions as well as certain "piggyback' registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Entities, at such time as they hold less than 10% of the outstanding shares of common stock; and (ii) ten years from the date of the agreement, if not sooner terminated.

7. INCOME TAXES

     The significant components of income tax expense are as follows (in thousands):

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Current:
Federal income tax expense..................................  $3,046   $6,844   $5,686
Foreign income tax expense..................................     172      529      385
State income tax expense....................................     234      611      442
Deferred income tax (benefit) expense.......................     440     (625)      52
                                                              ------   ------   ------
                                                              $3,892   $7,359   $6,565
                                                              ======   ======   ======

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Tax at statutory federal rate...............................  $2,422   $6,895   $6,774
State taxes, net of federal income tax benefit..............     128      389      404
Research and development tax credit.........................      --       --     (100)
Foreign sales corporation benefit...........................    (294)    (516)    (639)
Nondeductible recapitalization expenses.....................      --      350       --
Acquired in-process research and development charge.........   1,360       --       --
Other.......................................................     276      241      126
                                                              ------   ------   ------
          Total.............................................  $3,892   $7,359   $6,565
                                                              ======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities are as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Inventory reserves..........................................  $  380   $  532
Accrued liabilities.........................................     569      379
Warranty reserve............................................     245      315
Deferred revenue............................................     156      106
Other.......................................................    (300)     159
                                                              ------   ------
          Net deferred tax asset -- current.................  $1,050   $1,491
                                                              ======   ======
Foreign net operating loss carryforward.....................  $1,065   $   --
                                                              ------   ------
          Deferred tax asset -- long-term...................  $1,065   $   --
                                                              ======   ======

     The Company recorded a deferred tax asset of $1,065,000, in connection with the acquisition of Simtran, related to the net operating loss carryforwards of Simtran of approximately $3.4 million. These net operating loss carryforwards expire in 2002. The Company's management has determined that it is more likely than not that the Company will be able to fully utilize the deferred tax assets.

8. CONCENTRATION OF REVENUES

     Most of the Company's customers to date have been in the public sector of the United States ("U.S."), including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 40.8% of the Company's revenues for fiscal 1998 was attributable to sales to military authorities in the U.S., 11.7% were attributable to sales to law enforcement authorities in the U.S. and 46.0% was attributable to sales to military and law enforcement authorities internationally. Sales to public-sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For the year ended March 31, 1998, the Company's five largest customers accounted for approximately 60.7% of the Company's total revenues. For any period, a "major customer" is defined as a customer from which the Company generated more than 10% of its revenues for that period. The following table summarizes information about the Company's major customers for the years ended March 31, 1998, 1997, and 1996:

                                                                    AGGREGATE   PERCENT
                                                                    REVENUES    OF TOTAL
      MAJOR CUSTOMERS                                                (000'S)    REVENUES
      ---------------                                               ---------   --------
1998  U.S. Marine Corps...........................................   $20,994      28.5%
      Italian Air Force...........................................     8,926      12.1
1997  U.S. Marine Corps...........................................    44,802      49.3
1996  U.S. Marine Corps...........................................    17,371      26.5
      Royal Netherlands Army......................................     8,279      12.7
      U.S. Army...................................................     6,610      10.1

     At March 31, 1998 and 1997, the Company had approximately $9,260,000 and $7,581,000, respectively, in outstanding accounts receivable related to revenues recognized from major customers for the related year. In addition, approximately, $12.7 million of the March 31, 1998 accounts receivable was due from three international customers, of which approximately $7.7 million was secured by letters of credit.

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

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company's contracts have been obtained on a sole-source basis, while others, including its largest current contract (Contract 2014 with the U.S. Marine Corps), were obtained through a competitive bidding process. The extent to which the Company's contracts and orders are obtained through a competitive bidding process rather than as sole-source contracts may affect the Company's profit margins. The contracts obtained by the Company in the future may also be cost reimbursement-type contracts rather than fixed-price contracts, which may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company.

     A significant portion of the Company's sales are made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 1998, 1997 and 1996, 46.0%, 31.3% and 43.3% of the Company's revenues, respectively, were derived from sales to customers located outside the U.S. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates or imposition of economic sanctions. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company's products

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancelable operating leases was approximately $755,000, $743,000 and $552,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

     At March 31, 1998, future minimum payments under noncancelable operating leases were as follows (in thousands):

1999........................................................  $  995
2000........................................................     972
2001........................................................     978
2002........................................................     863
2003........................................................     626
Thereafter..................................................   2,938
                                                              ------
                                                              $7,372
                                                              ======

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

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment -- the manufacture, sale, and service of small and supporting arms training simulators. The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through F.A.T.S. Foreign Sales Corporation and, to a lesser extent, through certain other subsidiaries. Geographic financial information on international sales is as follows (in thousands):

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
International sales:
  Europe..................................................  $25,404   $22,302   $26,252
  Asia....................................................    5,719     5,008     1,165
  Canada..................................................    1,574       745       224
  Other...................................................    1,135       398       687
                                                            -------   -------   -------
          Total...........................................  $33,832   $28,453   $28,328
                                                            =======   =======   =======

11. THE RECAPITALIZATION

     In connection with the Recapitalization and prior to the Offering:

     - The Company effected a 100,000-for-one stock split, resulting in 49,800,000 shares of Class A common stock outstanding and owned by THIN International.

     - The Company sold a total of 11,165,241 shares of Class A common stock and Class B nonvoting common stock to the Centre Entities for $36 million (the "Stock Sale"). The shares of Class B non voting common stock were subsequently converted to Class A common stock.

     - The Company obtained $116 million in borrowings (including certain warrants) under the NationsBank Credit Agreement and the Bridge Notes (collectively, the "Borrowings") (Note 5). Proceeds from the Borrowings and the Stock Sale were then used to repurchase 46,832,022 shares of common stock from THIN International for approximately $151.9 million, of which $15 million was placed in escrow for up to two years pending the occurrence of certain events as defined in the escrow agreement. The repurchased shares were canceled by the Company. A contingent payment of $19.3 million in cash was made to THIN International upon consummation of the Offering.

     - The Company also sold 232,333 shares to management at fair market value, granted 36,852 shares to the new president, and granted stock options for 1,742,834 shares at fair market value (Note 6).

     As a result of the Recapitalization as described above, THIN International retained approximately 20.6% of the outstanding shares of the Company and the Centre Entities owned approximately 77.5% of the Company prior to the Offering. As a result of the Offering and as of March 31, 1997, THIN International retained approximately 14.5% of the outstanding shares of the Company and the Centre Entities owned approximately 54.7% of the Company.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma information reflects the effects of the Recapitalization and the use of the proceeds of the Offering to repay debt for the years ended March 31, 1997 and 1996 as if these transactions had occurred on April 1, 1995:

                                                              PRO FORMA FOR THE
                                                               RECAPITALIZATION
                                                               AND THE OFFERING
                                                              ------------------
                                                                1997      1996
                                                              --------   -------
                                                                 (UNAUDITED)
Net income..................................................  $13,560    $9,026
Diluted net income per share................................     0.62      0.42

     The pro forma information for the Recapitalization and the Offering includes the effects of the Recapitalization, and the sale of 6,000,000 shares of common stock in the Offering and application of $51.2 million of the proceeds of the Offering to repay indebtedness incurred in the Recapitalization, resulting in a net interest expense, including amortization of deferred financing costs, of $5.7 million for the years ended March 31, 1997 and 1996, less the related income tax effect. The pro forma net income and earnings per share data do not include approximately $1.2 million of expenses related to the Recapitalization incurred in fiscal 1997, as well as an extraordinary loss of approximately $3.3 million, net of tax, incurred upon repayment of indebtedness with the proceeds from the Offering, as such expenses will not have a continuing impact on operations. The extraordinary loss was comprised of (1) approximately $566,000, net of tax, recorded as a discount against the Bridge Notes for the fair value of the warrants attached to the Bridge Notes (Note 5); (2) approximately $825,000, net of tax, which relates to a fee in connection with the Bridge Notes; and (3) approximately $2 million, net of tax, related to the write-off of capitalized transaction fees on the Bridge Notes and a pro rata portion of capitalized transaction fees on the Tranche A Loan and Tranche B Loan. The pro forma information may not be indicative of what results of operations would have been had the Recapitalization and the Offering actually occurred at the beginning of the respective periods.

12. SUBSEQUENT EVENTS

     On April 1, 1998, the Operating Subsidiary acquired the outstanding stock of Dart International, Inc. ("Dart"), a Colorado-based hunter and sports simulation company, in exchange for 257,577 Class A common shares of the Company. Dart has an installed base of over 250 systems. Its current products include an interactive shooting system for entertainment and amusement, an archery system and a combination archery firearm system.

     On April 24, 1998, 1,694,569 shares of the Company's common stock were exchanged from Class A shares (voting) to Class B shares (nonvoting) by the Centre Entities.

     The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be at least as large as the Company's current U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court can rule on the Company's protest. As part of this action, the Company has requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company intends to pursue this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award. In view of

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues in fiscal 1997, and the Company's financial position, liquidity and results of operations. To support the Company's objectives of increasing revenues, the Company had developed its infrastructure during the last several years in expectation that the resulting increase in expense would be offset by additional revenues. In response to developments concerning the Army EST procurement process and possible related impact on related business opportunities, the Company announced on June 24, 1998 that it would take a restructuring charge of approximately $900,000 for costs incurred in the first quarter fiscal 1999 related to a workforce reduction and other measures. In addition, the Company has agreed to a revision of certain financial covenants under its senior credit facility which will result in incurrence of certain additional interest costs.

     On June 26, 1998, the Company amended the NationsBank Credit Agreement to provide for an increase in interest rates and for a temporary relaxation of certain restrictive financial covenants. These covenant changes were based on the Company's current business outlook. The Company currently has borrowings of $12 million and has outstanding letters of credit of approximately $1.7 million under the $25 million revolving credit facility.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                         MARCH 31, 1998, 1997 AND 1996

                                                                  ADDITIONS
                                                     BALANCE AT   CHARGED TO                   BALANCE AT
                                                     BEGINNING    COSTS AND                      END OF
                                                     OF PERIOD     EXPENSES     DEDUCTIONS       PERIOD
                                                     ----------   ----------   -------------   ----------
Fiscal year ended March 31, 1998:
  Allowance for doubtful accounts..................     $100         $--            $--           $100
Fiscal year ended March 31, 1997:
  Allowance for doubtful accounts..................       75          25             --            100
Fiscal year ended March 31, 1996:
  Allowance for doubtful accounts..................       51          24             --             75

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on June 29, 1998.

                                          FIREARMS TRAINING SYSTEMS, INC.

                                          By:      /s/ PETER A. MARINO
                                            ------------------------------------
                                                      Peter A. Marino
                                             President, Chief Executive Officer
                                                         and Director
                                               (Principal Executive Officer)

                        POWER OF ATTORNEY AND SIGNATURES

     Each person whose signature appears below constitutes and appoints Peter A. Marino and Emory O. Berry, each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K of Firearms Training Systems, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorneys-in-fact and agents or any of them or any of their substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                 /s/ PETER A. MARINO                   President, Chief Executive         June 29, 1998
-----------------------------------------------------    Officer and Director (Principal
                   Peter A. Marino                       Executive Officer)

                 /s/ EMORY O. BERRY                    Chief Financial Officer and        June 29, 1998
-----------------------------------------------------    Treasurer (Principal Financial
                   Emory O. Berry                        and Accounting Officer)

                /s/ CHARLES N. BOWEN                   Secretary                          June 29, 1998
-----------------------------------------------------
                  Charles N. Bowen

                /s/ ROBERT F. MECREDY                  Executive Vice President           June 29, 1998
-----------------------------------------------------
                  Robert F. Mecredy

                 /s/ LESTER POLLACK                    Chairman of the Board and          June 29, 1998
-----------------------------------------------------    Director
                   Lester Pollack

               /s/ WILLIAM J. BRATTON                  Director                           June 29, 1998
-----------------------------------------------------
                 William J. Bratton

                /s/ GILBERT F. DECKER                  Director                           June 29, 1998
-----------------------------------------------------
                  Gilbert F. Decker

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                 /s/ CRAIG I. FIELDS                   Director                           June 29, 1998
-----------------------------------------------------
                   Craig I. Fields

                 /s/ FRANK S. JONES                    Director                           June 29, 1998
-----------------------------------------------------
                   Frank S. Jones

                /s/ JONATHAN H. KAGAN                  Director                           June 29, 1998
-----------------------------------------------------
                  Jonathan H. Kagan

                 /s/ SCOTT PEREKSLIS                   Director                           June 29, 1998
-----------------------------------------------------
                   Scott Perekslis

                  /s/ PAUL J. ZEPF                     Director                           June 29, 1998
-----------------------------------------------------
                    Paul J. Zepf