Form 10-Q
period 1998-06-30
FIREARMS TRAINING SYSTEMS INC
filed 1998-08-12
CIK 1021770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         As of July 30, 1998, there were (1) 18,974,575 shares of the Registrant's Class A Common Stock and (2) 1,694,569 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                           PART I. FINANCIAL INFORMATION                     Page No.
                                                                            --------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Operations
          Three months ended June 30, 1998 and 1997.........................   3

          Condensed Consolidated Balance Sheets
          June 30, 1998 and March 31, 1998 .................................   4

          Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1998 and 1997 ........................   5

          Notes to Condensed Consolidated Financial Statements .............   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ........................................   8

                            PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ................................................  12

ITEM 2.   CHANGES IN SECURITIES ............................................  12

ITEM 5.   OTHER INFORMATION.................................................  13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .................................  14

          SIGNATURES .......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                        ----------------------
                                                          1998         1997
                                                        --------      --------

Revenues                                                $ 12,265      $ 18,609
Cost of revenues                                           7,551         8,241
                                                        --------      --------
Gross profit                                               4,714        10,368
                                                        --------      --------

Operating expenses:
 Selling, general and administrative expenses              3,175         3,932
 Research and development expenses                         1,534         1,363
 Depreciation and amortization                               477           176
 Non-recurring restructuring charge                          870            --
                                                        --------      --------
   Total operating expenses                                6,056         5,471
                                                        --------      --------
   Operating income (loss)                                (1,342)        4,897
                                                        --------      --------

Other (expense) income, net:
 Interest (expense) income, net                           (1,611)       (1,454)
 Other (expense) income, net                                (104)          (27)
                                                        --------      --------
   Total other (expense) income, net                      (1,715)       (1,481)
                                                        --------      --------
Income (loss) before income taxes                         (3,057)        3,416
Provision (benefit) for income taxes                      (1,039)        1,230
                                                        --------      --------
Net income (loss)                                       $ (2,018)     $  2,186
                                                        ========      ========

Basic earnings (loss) per common share                  $  (0.10)     $   0.11
                                                        ========      ========
Diluted earnings (loss) per common share                $  (0.10)     $   0.10
                                                        ========      ========

Weighted average common shares outstanding - basic        20,664        20,403
                                                        ========      ========

Weighted average common and common

 equivalent shares outstanding - diluted                  20,664        21,691
                                                        ========      ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                JUNE 30,      MARCH 31,
                                                                  1998          1998
                                                               -----------    ---------
                                                               (UNAUDITED)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $   1,970      $   3,395
    Accounts receivable, net                                      20,900         22,710
    Inventories                                                   18,226         17,725
    Income taxes receivable                                        1,195             --
    Prepaid expenses and other current assets                        862            594
    Deferred income taxes, net                                        --          1,050
                                                               ---------      ---------
     Total current assets                                         43,153         45,474

Property and equipment, net                                        4,118          3,971
Goodwill, net                                                      5,048          2,751
Deferred financing costs, net                                      2,838          3,007
Deferred income taxes                                              1,036          1,065
Other assets                                                          97            112
                                                               ---------      ---------
                                                               $  56,290      $  56,380
                                                               =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $   2,490      $   3,389
    Accrued liabilities                                            9,070         11,060
    Income taxes payable                                              --            390
    Deferred income taxes, net                                       747             --
    Deferred revenue                                               3,906          6,428
    Current maturities of long-term debt                           6,000          5,300
                                                               ---------      ---------
        Total current liabilities                                 22,213         26,567
                                                               ---------      ---------

Long-term debt, less current maturities                           62,200         57,700
                                                               ---------      ---------
Other noncurrent liabilities                                         298            344
                                                               ---------      ---------

Stockholders' equity:
    Class A common stock                                              --             --
    Additional paid-in-capital                                   114,257        112,390
    Accumulated (deficit) earnings                              (142,587)      (140,569)
    Cumulative foreign currency translation adjustment               (91)           (52)
                                                               ---------      ---------
        Total stockholders' (deficit) equity                     (28,421)       (28,231)
                                                               ---------      ---------
                                                               $  56,290      $  56,380
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

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Three months ended
                                                                         June 30,
                                                                  --------------------
                                                                    1998         1997
                                                                  --------     -------
Cash flows from operating activities:
     Net income                                                   $(2,018)     $ 2,186
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                 647          315
        Deferred income taxes                                       1,826          (10)
        Non-cash compensation expense                                  71           --
        Employee stock compensation plan                               42           --
        Changes in assets and liabilities
         (excluding effects of businesses acquired):
           Accounts receivable, net                                 1,927        5,069
           Inventories                                               (369)      (3,823)
           Income taxes receivable                                 (1,195)          --
           Prepaid expenses and other current assets                 (239)         174
           Escrow and other deposits                                   15           (4)
           Accounts payable                                        (1,037)        (791)
           Accrued liabilities                                     (2,286)        (712)
           Income taxes payable                                      (390)         627
           Deferred revenue                                        (2,521)         773
           Noncurrent liabilities                                     (69)         (50)
                                                                  -------      -------
            Total adjustments                                      (3,578)       1,568
                                                                  -------      -------
            Net cash provided by (used in) operating activities    (5,596)       3,754
                                                                  -------      -------

Cash flows from investing activities:
     Payments for business acquisition, net of cash acquired         (394)      (2,150)
     Additions to property and equipment, net                        (422)        (461)
                                                                  -------      -------
          Net cash used in investing activities                      (816)      (2,611)
                                                                  -------      -------

Cash flows from financing activities:
     Borrowings of long-term debt                                   6,000        2,000
     Repayments of long-term debt                                    (899)          --
     Proceeds from sales of common stock                               --            7
     Retirement of common stock                                       (75)          --
                                                                  -------      -------
          Net cash used in financing activities                     5,026        2,007
                                                                  -------      -------

Effect of changes in foreign exchange rates                           (39)          (4)
                                                                  -------      -------

Net increase (decrease) in cash                                    (1,425)       3,146
Cash, beginning of period                                           3,395        1,663
                                                                  -------      -------
Cash, end of period                                               $ 1,970      $ 4,809
                                                                  =======      =======

Supplemental disclosures of cash paid (received) for:
     Interest                                                     $ 1,334      $ 1,316
                                                                  =======      =======
     Income taxes                                                 $(1,253)     $   647
                                                                  =======      =======


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1998.

2.   ACQUISITIONS.
     On April 1, 1998, FATS, Inc. acquired the outstanding stock of Dart International, Inc. ("Dart"), a Colorado-based hunter and sports simulation company, in exchange for 257,577 Class A common shares of the Company. The Company recorded the acquisition using the purchase method of accounting with approximately $2.4 million of the purchase price allocated to goodwill. The results of the operations of Dart have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

     The following unaudited pro forma consolidated results of operations of the Company for the three months ended June 30, 1997 is presented as if the purchase of Dart, as well as the purchases of the ICAT Judgmental Use of Force Business from SBS Technologies, Inc., FSS, Inc., and Simtran Technologies, Inc. described in Note 2 of the Company's consolidated financial statements for the year ended March 31, 1998, had occurred on April 1, 1997 (in thousands, except per share data):

                                                  THREE MONTHS
                                                      ENDED
                                                  JUNE 30, 1997
                                                  -------------

         Revenues                                    $19,912
         Net income                                  $ 1,656
         Basic earnings per share                    $  0.08
         Diluted earnings per share                  $  0.08

     The operating results of all of the acquisitions noted above are included in the accompanying consolidated statement of operations for the three months ended June 30, 1998.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value. Inventories consist of the following (in thousands):

                                   JUNE 30,                  March 31,
                                     1998                      1998
                                   -------                   --------
     Raw materials                 $11,233                   $11,635
     Work in progress                5,228                     3,341
     Finished Goods                  1,765                     2,749
                                   -------                   -------
                                   $18,226                   $17,725
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Net Revenues. Revenues decreased $6.3 million, or 34.1%, to $12.3 million for the three months ended June 30, 1998 as compared to the $18.6 million for the three months ended June 30, 1997. Sales to U.S. military customers for the three months ended June 30, 1998, decreased by $6.6 million, or 72.0%, to $2.6 million, primarily due to decreased sales to the U.S. Marine Corps. Sales to U.S. law enforcement customers for the three months ended June 30, 1998 decreased by $298,000, or 17.2%, to $1.4 million. Sales to international customers for the three months ended June 30, 1998 increased $56,000, or 0.8%, to $7.4 million, including $2.5 million from Simtran. Sales to U.S. hunter/sports customers for the three months ended June 30, 1998 increased $502,000, or 141.0%, to $858,000 primarily attributable to the acquisition of Dart.

Cost of Revenues. Cost of revenues decreased $0.7 million, or 8.4%, to $7.6 million for the three months ended June 30, 1998 as compared to $8.2 million for the three months ended June 30, 1997. As a percentage of revenues, cost of revenues increased to 61.6% for the three months ended June 30, 1998 as compared to 44.3% for the three months ended June 30, 1997. The increase in cost of revenues as a percentage of revenues is attributable to the higher costs of Simtran's products under development, as well as, the lower volume of revenues to cover the fixed portion of cost of goods sold.

Gross Profit. As a result of the foregoing, gross profit decreased $5.7 million, or 54.5%, to $4.7 million, or 38.4% of revenues, for the three months ended June 30, 1998 as compared to $10.4 million, or 55.7% of revenues, for the three months ended June 30, 1997.

Total Operating Expenses. Total operating expenses increased $0.6 million, or 10.7%, to $6.1 million for the three months ended June 30, 1998 as compared to $5.5 million for the three months ended June 30, 1997. As a percentage of revenues, total operating expenses increased to 49.4% for the three months ended June 30, 1998 as compared to 29.4% for the three months ended June 30, 1997. A significant portion of the increase is attributable to the non-recurring restructuring charge of $0.9 million. The non-recurring restructuring charge was related to a workforce reduction and certain other measures incurred by the Company in the first quarter of fiscal 1999. Selling, general and administrative ("S,G&A") expenses decreased $0.8 million or 19.3%. This decrease in S,G&A is due primarily to a decrease in agents' commissions. Operating expenses also increased due to a $0.3 million increase in depreciation and amortization expense primarily attributable to an increase in goodwill amortization from the Company's recent purchases. Operating expenses also increased due to a $0.2 million increase in research and development ("R&D") expenses primarily attributable to the Company's development of new products and improvement of existing products, as well as, the products under development at it's newly acquired Simtran subsidiary.

Operating Income (Loss). As a result of the foregoing, operating income decreased $6.2 million, or 127.4%, to an operating loss of $1.3 million, or (10.9)% of revenues, for the three months ended June 30, 1998 as compared to 26.3% of revenues, for the three months ended June 30, 1997.

Other (Expense) Income, net. Net interest expense totaled $1.6 million, or 13.1% of revenues for the three months ended June 30, 1998 as compared to $1.5 million, or 7.8% of revenues for the three months ended June 30, 1997. The increase in interest expense is attributable to the increase in borrowings incurred in connection with the Company's acquisitions and for the Company's working capital needs.

Provision (Benefit) for Income Taxes. The effective tax rate decreased to 34.0% of income before taxes for the three months ended June 30, 1998 as compared to 36.0% of income before taxes for the three months ended June 30, 1997. This decrease was primarily attributable to the increase in international revenues as a percentage of revenues, which increased the tax benefits derived from the Company's foreign sales subsidiary.

Net Income (Loss). As a result of the foregoing, net income as reported decreased $4.2 million, or 192.3%, to a net loss of $2.0 million ($0.10 per share), or (16.5)% of revenues for the three months ended June 30, 1998 as compared to $2.2 million ($0.10 per share), or 11.7% of revenues for the three months ended June 30, 1997.

BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 1998, the Company had a backlog of approximately $44.0 million, comprised of $25.2 million from FATS international customers, $16.4 from Simtran's Canadian customers and $1.8 million from FATS U.S. military customers. Recognition of Simtran's backlog will be dependent upon delivery and acceptance of its products currently under development. Approximately $30.1 million of the contracted orders are scheduled for delivery during fiscal year 1999.

U.S. ARMY EST PROCUREMENT PROCESS

The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be at least as large as the Company's current U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court can rule on the Company's protest. As part of this action, the Company has requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company intends to pursue this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award. In view of the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues during fiscal 1997 and 1998, and on results of operations and financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital resource needs currently and for the near future are to fund working capital, debt service and capital expenditures necessary to support its business. The Company's primary sources of liquidity and capital resources are cash generated from operating activities and the senior bank debt. Net working capital was $20.9 million at June 30, 1998 and $18.9 million at March 31, 1998.

As of June 26, 1998, the Company amended the NationsBank credit agreement to provide for an increase in interest rates and for a temporary relaxation of certain restrictive covenants. These covenant changes were based on the Company's business outlook at that time which assumed delivery of orders from new and existing customers and delivery of $35.6 million of the $49.4 million in backlog as of March 31, 1998. However, there can be no assurance that the Company will meet these covenants and that further bank debt borrowings will be available should it fail to do so. As of August 5, 1998, the Company had borrowings of $14 million and has outstanding letters of credit of approximately $1.5 million under the $25 million revolving credit facility. The Company believes that the cash flow from operations combined with the borrowings under the senior bank debt, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next 12 months.

The Company's operating activities used cash of $5.6 million in the three months ended June 30, 1998 and generated $3.8 million in the three months ended June 30, 1997. The $9.4 million decrease in net cash provided by operations was primarily due to the net loss during the quarter and the decrease in deferred revenues, accounts payable and accrued liabilities.

The Company's investing activities used cash of $0.8 million for the three months ended June 30, 1998 and $2.6 million for the three months ended June 30, 1997. The Company's primary investing activity in the three month period ended June 30, 1998 was for capital expenditures that were primarily for equipment used in manufacturing, R&D and general administration. The Company's other use of cash for investing activities for the three months ended June 30, 1998 was for transaction and other costs associated with the purchase of Dart on April 1, 1998, net of cash acquired.

The Company's financing activities generated cash of $5.0 million for the three months ended June 30, 1998. The Company's primary financing activity in the three month period ended June 30, 1998, was the net borrowing of $5.1 million from its credit facility in connection with the Company's recent acquisitions and capital expenditures and the working capital needs to fund the operations of the Company.

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

         Concentration of Credit Risk

At June 30, 1998, approximately $12.2 million in accounts receivable was due from four international customers, of which approximately $6.5 million was secured by performance letters of credit.

YEAR 2000

The Company expects to incur certain costs during the next two years to address the impact of the Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process data-sensitive information on and beyond January 1, 2000. The Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The Company's products currently delivered to customers are designed to be Year 2000 compliant. Previously delivered customer products have minor issues relating to computer printouts. These issues are corrected in all new releases of software that are purchased by customers. The incremental costs of the Year 2000 project are estimated between $50,000 and $100,000. These costs will be expensed as incurred, unless new software is purchased that will be capitalized in accordance with the Company's policy. The Company does not expect that the Year 2000 problem will have a material impact on the results of operations, liquidity or consolidated financial position of the Company.

CERTAIN FORWARD LOOKING STATEMENTS

The foregoing forward-looking statements are subject to a number of factors which could cause actual results to differ as described above and under Item 5 "Other Information". No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be at least as large as the Company's current U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court can rule on the Company's protest. As part of this action, the Company has requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company intends to pursue this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award. In view of the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues during fiscal 1997 and 1998, and on results of operations and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- U.S. Army EST Procurement Process"

On October 3, 1997, Dart, a Company subsidiary, was sued by Advanced Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. Discovery is ongoing at this time, and no dispositive motions have been filed or heard. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

The Company is involved in legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 2.  CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

On April 1, 1998, FATS, Inc. acquired the outstanding stock of Dart in exchange for 257,577 Class A common shares of the Company. The Company issued the 257,577 non-registered Class A common shares to the stockholders of Dart in a private placement pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (v) a significant and increasing proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the relatively undeveloped nature of the market for small and supporting arms training simulators and the need for continued adoption of simulation training systems if the market is to expand; (vii) the potential for increased competition; (viii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (ix) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 1998 under the caption Part I and in the Company's Prospectus under the caption "Risk Factors".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following documents are filed with this report as exhibits:

Exhibit
Number    Description
------    -----------

10.01     Resignation Agreement, dated as of May 8, 1998, between FATS, Inc. and
          David A. Apseloff.

10.02     Resignation Agreement, dated as of June 26, 1998, between FATS, Inc.
          and Robert B. Terry, Jr.

10.03     Resignation Agreement, dated as of July 10, 1998, between FATS, Inc.
          and Gregory F. Echols.

10.04 Consulting Agreement, dated as of August 1, 1997, between the Company and Craig I. Fields, Ph.D.

10.05     First Amendment to Stock Option Agreement Series A, dated as of
          September 18, 1996, between the Company and David A. Apseloff.

10.06     First Amendment to Stock Option Agreement Series B, dated as of
          September 18, 1996, between the Company and David A. Apseloff.

10.07 Stock Option Agreement Series D, dated as of April 17, 1997, between the Company and David A. Apseloff.

10.08     First Amendment to Stock Option Agreement Series D, dated as of April
          17, 1997, between the Company and David A. Apseloff.

10.09     First Amendment to Stock Option Agreement Series A, dated as of
          September 18, 1996, between the Company and Gregory F. Echols.

10.10     First Amendment to Stock Option Agreement Series B, dated as of
          September 18, 1996, between the Company and Gregory F. Echols.

10.11.01 Stock Option Agreement Series D, dated as of April 17, 1997, between the Company and Gregory F. Echols.

10.11.02  First Amendment to Stock Option Agreement Series D, dated as of
          April 17, 1997, between the Company and Gregory F. Echols. Amendments identical in all material respects were adopted for three Stock Option agreements Series D, dated as of April 17, 1998, between the Company and Gregory F. Echols.

10.12     First Amendment to Stock Option Agreement Series A, dated as of
          September 18, 1996, between the Company and Robert B. Terry, Jr.

10.13     First Amendment to Stock Option Agreement Series B, dated as of
          September 18, 1996, between the Company and Robert B. Terry, Jr.

10.14.01 Stock Option Agreement Series D, dated as of April 17, 1997, between the Company and Robert B. Terry, Jr.


10.14.02  First Amendment to Stock Option Agreement Series D, dated as of April
          17, 1997, between the Company and Robert B. Terry, Jr. Amendments identical in all material respects were adopted for three Stock
          Option Agreements Series D, dated as of April 17, 1998, between the
          Company and Robert B. Terry, Jr.

10.15     Stock Subscription and Purchase Agreement, dated as of April 23,
          1998, between the Company and Centre Capital Investors II, L.P.,
          Centre Partners Coinvestment, L.P., Centre Capital Offshore
          Investments II, L.P., and Centre Capital Tax-Exempt Investors II, L.P.

10.16.01  First Amendment to Stock Option Agreement Series B, dated as of
          September 15, 1996 between the Company and Robert F. Mecredy.

10.16.02  Schedule identifying each First Amendment to Stock Option Agreement
          Series B, dated as of September 18, 1996, substantially identical in all material respects to Schedule 10.16.01 (filed as Exhibit 10.15.01 to the Company's Registration Statement No. 333-13105.

11.01     Statement regarding computation of net income per common share.

27.01     Financial Data Schedule. (for SEC use only).


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 12, 1998


                             FIREARMS TRAINING SYSTEMS, INC.
                                    (Registrant)





                             \s\ Peter A. Marino
                             ------------------------------------------------
                             Peter A. Marino
                             Chief Executive Officer and President




                             \s\ Emory O. Berry
                             ------------------------------------------------
                             Emory O. Berry
                             Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)