Form 10-Q
period 1998-09-30
FIREARMS TRAINING SYSTEMS INC
filed 1998-11-16
CIK 1021770

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

For the quarterly period ended September 30, 1998

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

                         TELEPHONE NUMBER (770) 813-0180
               (Registrants telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                       No
                               ----                         -----

         As of November 11, 1998, there were (1) 19,003,822 shares of the Registrant's Class A Common Stock and (2) 1,694,569 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                           PART I.   FINANCIAL INFORMATION                  Page No.
                                                                            -------
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Income
          Three and six months ended September 30, 1998 and 1997 ................ 3

          Condensed Consolidated Balance Sheets
          September 30, 1998 and March 31, 1998 ..................................4

          Condensed Consolidated Statements of Cash Flows
          Six months ended September 30, 1998 and 1997 .......................... 5

          Notes to Condensed Consolidated Financial Statements .................. 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ............................................. 8

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .....................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................16

ITEM 5.   OTHER INFORMATION......................................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................17

          SIGNATURES ............................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIREARMS TRAINING SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended           Six months ended
                                                               September 30,               September 30,
                                                        ------------------------      -----------------------
                                                           1998           1997         1998          1997
                                                        --------       ---------      --------       --------
Revenues                                                $ 12,111       $ 19,415       $ 24,376       $ 38,024
Cost of revenues                                           8,061          9,105         15,612         17,346
                                                        --------       --------       --------       --------
Gross profit                                               4,050         10,310          8,764         20,678
                                                        --------       --------       --------       --------

Operating expenses:
     Selling, general and administrative expenses          2,128          3,959          5,303          7,891
     Research and development expenses                       838          1,433          2,372          2,796
     Depreciation and amortization                           507            208            984            384
     Non-recurring restructuring charge                       --             --            870             --
                                                        --------       --------       --------       --------
          Total operating expenses                         3,473          5,600          9,529         11,071
                                                        --------       --------       --------       --------
Operating profit                                             577          4,710           (765)         9,607
                                                        --------       --------       --------       --------

Other (expense) income, net:
     Interest (expense) income, net                       (1,782)        (1,466)        (3,393)        (2,920)
     Other (expense) income, net                            (172)            20           (276)            (7)
                                                        --------       --------       --------       --------
          Total other (expense) income, net               (1,954)        (1,446)        (3,669)        (2,927)
                                                        --------       --------       --------       --------
Income (loss) before income taxes                         (1,377)         3,264         (4,434)         6,680
Provision (benefit) for income taxes                        (551)         1,175         (1,590)         2,405
                                                        --------       --------       --------       --------
Net income (loss)                                       $   (826)      $  2,089       $ (2,844)      $  4,275
                                                        ========       ========       ========       ========

Basic earnings (loss) per common share                  $  (0.04)      $   0.10       $  (0.14)      $   0.21
                                                        ========       ========       ========       ========

Diluted earnings (loss) per common share                $  (0.04)      $   0.10       $  (0.14)      $   0.20
                                                        ========       ========       ========       ========


Weighted average common shares outstanding - basic        20,673         20,406         20,668         20,405
                                                        ========       ========       ========       ========
Weighted average common and common

  equivalent shares outstanding - diluted                 20,673         21,464         20,668         21,578
                                                        ========       ========       ========       ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              Sept. 30,      March 31,
                                                                 1998          1998
                                                             ----------      ---------
                                                             (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                               $   2,560       $   3,395
     Accounts receivable, net                                   21,757          22,710
     Inventories                                                16,806          17,725
     Income taxes receivable, net                                2,170              --
     Prepaid expenses and other current assets                     740             594
     Deferred income taxes, net                                     --           1,050
                                                             ---------       ---------
               Total current assets                             44,033          45,474


Property and equipment, net                                      4,096           3,971
Goodwill, net                                                    4,800           2,751
Deferred financing costs, net                                    2,669           3,007
Deferred income taxes                                              988           1,065
Other assets                                                        93             112
                                                             ---------       ---------
                                                             $  56,679       $  56,380
                                                             =========       =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $   2,829       $   3,389
     Accrued liabilities                                         7,874          11,060
     Income taxes payable, net                                      --             390
     Deferred income taxes, net                                  1,231              --
     Deferred revenue                                            3,125           6,428
     Current maturities of long-term debt                        6,000           5,300
                                                             ---------       ---------
        Total current liabilities                               21,059          26,567
                                                             ---------       ---------

Long-term debt, less current maturities                         64,700          57,700
                                                             ---------       ---------
Other noncurrent liabilities                                       249             344
                                                             ---------       ---------

Stockholders' equity:
     Class A common stock                                           --              --
     Additional paid-in-capital                                114,280         112,390
     Accumulated (deficit) earnings                           (143,414)       (140,569)
     Cumulative foreign currency translation adjustment           (195)            (52)
                                                             ---------       ---------
               Total stockholders' (deficit) equity            (29,329)        (28,231)
                                                             ---------       ---------
                                                             $  56,679       $  56,380
                                                             =========       =========

         The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                     Six months ended
                                                                       September 30,
                                                                   ----------------------
                                                                     1998          1997
                                                                   --------       -------
Cash flows from operating activities:
     Net income (loss)                                             $ (2,844)      $ 4,275
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                                 1,322           693
        Deferred income taxes                                         2,358           (29)
        Non-cash compensation expense                                    71            --
        Employee stock compensation plan                                 64            --
        Changes in assets and liabilities:                               --            --
           Accounts receivable, net                                   1,070         1,853
           Inventories                                                  974        (1,337)
           Income taxes receivable                                   (2,170)           --
           Prepaid expenses and other current assets                   (119)          284
           Escrow and other deposits                                     19             1
           Accounts payable                                            (698)       (2,470)
           Accrued liabilities                                       (3,458)         (531)
           Income taxes payable                                        (390)         (568)
           Deferred revenue                                          (3,302)          802
           Noncurrent liabilities                                      (118)         (124)
                                                                   --------       -------
             Total adjustments                                       (4,377)       (1,426)
                                                                   --------       -------
             Net cash (used in) provided by operating activities     (7,221)        2,849
                                                                    --------      -------

Cash flows from investing activities:
     Additions to property and equipment, net                          (803)         (707)
     Payments for business acquisitions, net of cash acquired          (394)       (2,157)
     Sale of business                                                   200            --
                                                                   --------       -------
                Net cash used in investing activities                  (997)       (2,864)
                                                                   --------       -------

Cash flows from financing activities:
     Borrowings of long-term debt                                    10,000         2,000
     Repayments of long-term debt                                    (2,399)           --
     Retirement of common stock                                         (75)           --
     Proceeds from sales of common stock                                 --             9
                                                                   --------       -------
           Net cash provided by financing activities                  7,526         2,009
                                                                   --------       -------

Effect of changes in foreign exchange rates                            (143)          (56)
                                                                   --------       -------

Net (decrease) increase in cash                                        (835)        1,938
Cash, beginning of period                                             3,395         1,663
                                                                   --------       -------
Cash, end of period                                                $  2,560       $ 3,601
                                                                   ========       =======
Supplemental disclosures of cash paid for:
     Interest                                                      $  2,916       $ 2,693
                                                                   ========       =======
     Income taxes                                                  $ (1,322)      $ 2,346
                                                                   ========       =======

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1998.

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

     The following unaudited pro forma consolidated results of operations of the Company for the three and six months ended September 30, 1997 is presented as if the purchase of Dart, as well as the purchases of the ICAT Judgmental Use of Force Business from SBS Technologies, Inc., and Simtran Technologies, Inc. described in Note 2 of the Company's consolidated financial statements for the year ended March 31, 1998, had occurred on April 1, 1997 (in thousands, except per share data):

                                         Three Months          Six Months
                                             Ended                Ended
                                         Sept. 30, 1997       Sept. 30, 1997
                                         --------------       --------------

         Revenues                        $   20,218           $   40,071
         Net income                      $    1,701           $    3,399
         Basic earnings per share        $     0.08           $     0.16
         Diluted earnings per share      $     0.08           $     0.16

     The operating results of all of the acquisitions noted above are included in the accompanying consolidated statement of operations for the three and six months ended September 30, 1998.

3.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                             September 30,      March 31,
                                 1998             1998
                             -------------      ---------
         Raw materials         $ 8,752           $11,635
         Work in progress        6,378             3,341
         Finished Goods          1,676             2,749
                               -------           -------
                               $16,806           $17,725
                               =======           =======

4.   COMPREHENSIVE INCOME.
     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of "comprehensive income (loss)" and its components. Comprehensive income for the Company consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) (in thousands of dollars) was ($930) and $2,037 for the three-months ended September 30, 1998 and 1997, respectively. Total comprehensive income (loss) (in thousands of dollars) was ($2,987) and $4,219 for the six month ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

Revenues. Revenues decreased $7.3 million, or 37.6%, to $12.1 million for the three months ended September 30, 1998 as compared to $19.4 million for the three months ended September 30, 1997. Sales to U.S. military customers for the three months ended September 30, 1998, decreased by $6.6 million, or 77.9%, to $1.9 million, primarily due to decreased sales to the U.S. Marine Corps as the Company has substantially completed deliveries under its contract with this customer. Sales to U.S. law enforcement customers for the three months ended September 30, 1998 increased by $1.0 million, or 47.9%, to $3.2 million primarily attributable to various federal law enforcement sales. Sales to International customers for the three months ended September 30, 1998 decreased by $2.1 million, or 24.4%, to $6.5 million, including $2.4 million from the Company's subsidiary Simtran Technologies, Inc. ("Simtran"). Sales to U.S. Hunter/Sports customers for the three months ended September 30, 1998 increased $321,000, or 110.3%, to $612,000 primarily attributable to the acquisition of Dart International, Inc. ("Dart").

Cost of Revenues. Cost of revenues decreased $1.0 million, or 11.5%, to $8.1 million for the three months ended September 30, 1998 as compared to $9.1 million for the three months ended September 30, 1997. As a percentage of revenues, cost of revenues increased to 66.6% for the three months ended September 30, 1998 as compared to 46.9% for the three months ended September 30, 1997. The increase in cost of revenues as a percentage of revenues is attributable to the higher costs of Simtran's products under development, as well as the lower volume of revenues to cover the fixed portion of cost of goods sold. During the quarter ended September 30, 1998, the Company reevaluated the required warranty reserve based on its current systems in place which resulted in a decrease to the established reserve.

Gross Profit. As a result of the foregoing, gross profit decreased $6.3 million, or 60.7%, to $4.1 million, or 33.4% of revenues, for the three months ended September 30, 1998 as compared to $10.3 million, or 53.1% of the revenues, for the three months ended September 30, 1997.

Total Operating Expenses. Total operating expenses decreased $2.1 million, or 38.0%, to $3.5 million for the three months ended September 30, 1998 as compared to $5.6 million for the three months ended September 30, 1997. Total operating expenses as a percentage of revenues decreased to 28.7% for the three months ended September 30, 1998 from 28.8% for the three months ended September 30, 1997. Selling, General & Administrative ("S, G & A") expenses decreased $1.8 million, or 46.2%, to $2.1 million for the three months ended September 30, 1998 as compared to $3.9 million for the three months ended September 30, 1997, primarily due to the decrease in salary expenses related to the workforce reduction implemented in June 1998 and the reduction of an incentive accrual established in the previous year which is not expected to be paid, as well as a decrease in agent's commission.
                                       8

Operating Income. As a result of the foregoing, operating income decreased $4.1 million, or 87.7%, to $0.6 million, or 4.8% of revenues, for the three months ended September 30, 1998 as compared to $4.7 million, or 24.3% of revenues, for the three months ended September 30, 1997.

Other (Expense) Income, net. Net interest expense totaled $1.8 million, or 14.7% of revenues for the three months ended September 30, 1998 as compared to $1.5 million, or 7.6% for the three months ended September 30, 1997. The increase in net interest expense is primarily the result of the Company's increased borrowings as compared to the prior period as a result of its working capital needs and payments for acquisitions. The increase is also attributable to the increase in interest rates incurred as a result of the amendment in its Credit Agreement on June 26, 1998. Other expenses, net totaled $172,000, or 1.4 % of revenues for the three months ended September 30, 1998 as compared to other income, net of $20,000, or 0.1% for the three months ended September 30, 1997. The increase in other expenses, net is primarily the result of foreign currency losses incurred due to recent fluctuations in currency exchange rates.

Provision (Benefit) for Income Taxes. The effective tax rate increased to 40.0% of income before income taxes for the three months ended September 30, 1998 as compared to 36.0% of income before taxes for the three months ended September 30, 1997. The overall effective tax rate for the six months ended September 30, 1998 decreased to 35.9% of income before income taxes as compared to 36.0% of income before taxes for the six months ended September 30, 1997.

Net Income (Loss). As a result of the foregoing, net income as reported decreased $2.9 million to a net loss of $0.8 million ($0.04 per diluted share), or 6.8% of revenues for the three months ended September 30, 1998 as compared to $2.1 million ($0.10 per diluted share), or 10.8% of revenues for the three months ended September 30, 1997.

Six Months Ended September 30, 1998 and 1997

Revenues. Revenues decreased $13.6 million, or 35.9%, to $24.4 million for the six months ended September 30, 1998 as compared to $38.0 million for the six months ended September 30, 1997. Sales to U.S. military customers for the six months ended September 30, 1998, decreased by $13.2 million, or 74.8%, to $4.4 million, primarily due to decreased sales to the U.S. Marine Corps as the Company has substantially completed deliveries under its contract with this customer. Sales to U.S. law enforcement customers for the six months ended September 30, 1998 increased by $0.7 million, or 18.8%, to $4.6 million primarily attributable to various federal law enforcement sales. Sales to International customers for the six months ended September 30, 1998 decreased by $2.0 million, or 12.8%, to $13.9 million, including $4.9 million from the Company's subsidiary Simtran. Sales to U.S. Hunter/Sports customers for the six months ended September 30, 1998 increased $0.8 million, or 127.2%, to $1.5 million primarily attributable to the acquisition of Dart.

Cost of Revenues. Cost of revenues decreased $1.7 million, or 10.0%, to $15.6 million for the six months ended September 30, 1998 as compared to $17.3 million for the six months ended September 30, 1997. As a percentage of revenues, cost of revenues increased to 64.0% for the six months ended September 30, 1998 as compared to 45.6% for the six months ended September 30, 1997. The increase in cost of revenues as a percentage of revenues is attributable to the higher costs of Simtran's products under development, as well as, the lower volume of revenues to cover the fixed portion of cost of goods sold. During the quarter ended September 30, 1998, the

Company reevaluated the required warranty reserve based on its current systems in place which resulted in a decrease to the established reserve.

Gross Profit. As a result of the foregoing, gross profit decreased $11.9 million, or 57.6% to $8.8 million, or 36.0% of revenues, for the six months ended September 30, 1998 as compared to $20.7 million, or 54.4% of the revenues, for the six months ended September 30, 1997.

Total Operating Expenses. Total operating expenses decreased $1.5 million, or 13.9% to $9.5 million for the six months ended September 30, 1998 as compared to $11.1 million for the six months ended September 30, 1997. Total operating expenses as a percentage of revenues increased to 39.1% for the six months ended September 30, 1998 from 29.1% for the six months ended September 30, 1997. S, G & A expenses decreased $2.6 million, or 32.8%, as compared to the 35.9% decrease in revenue. The decrease in S, G & A expenses is primarily due to the decrease in salary expenses related to the workforce reduction implemented in June 1998 and the reduction of an incentive accrual established in the previous year which is not expected to be paid, as well as a decrease in agent's commission. The decrease in operating expenses was partially offset by the $0.9 million non-recurring restructuring charge related to a workforce reduction and certain other measures incurred by the Company in the first quarter of fiscal 1999. The decrease in operating expenses was also offset by the $0.6 million increase in depreciation and amortization expense resulting from amortization of goodwill related to the Company's recent acquisitions.

Operating Income (Loss). As a result of the foregoing, operating income decreased $10.3 million, to an operating loss of $0.8 million, or 3.1% of revenues, for the six months ended September 30, 1998 as compared to $9.6 million, or 25.3% of revenues, for the six months ended September 30, 1997.

Other (Expense) Income, net. Net interest expense totaled $3.4 million, or 13.9% of revenues for the six months ended September 30, 1998 as compared to $2.9 million, or 7.7% for the six months ended September 30, 1997. The increase in net interest expense is primarily the result of the Company's increased borrowings as compared to the prior period as a result of its working capital needs and payments for acquisitions. The increase is also attributable to the increase in interest rates incurred as a result of the amendment in its Credit Agreement on June 26, 1998. Other expenses, net totaled $276,000, or 1.1% of revenues for the six months ended September 30, 1998 as compared to $7,000, or 0.0% for the six months ended September 30, 1997. The increase in other expenses, net is primarily the result of foreign currency losses incurred due to recent fluctuations in currency exchange rates.

Provision for Income Taxes. The effective tax rate decreased to 35.9% of income before income taxes for the six months ended September 30, 1998 as compared to 36.0% of income before taxes for the six months ended September 30, 1997.

Net Income (Loss). As a result of the foregoing, net income as reported decreased $7.1 million to a net loss $2.8 million ($0.14 per diluted share), or 11.7% of revenues for the six months ended September 30, 1998 as compared to $4.3 million ($0.20 per diluted share), or 11.2% of revenues for the six months ended September 30, 1997.

BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 1998, the Company had a backlog of approximately $39.6 million, comprised of $21.9 million from FATS international customers, $14.1 from Simtran's Canadian customers and $2.6 million from FATS U.S. military customers. Recognition of Simtran's backlog will be dependent upon delivery and acceptance of its products currently under development. Approximately $24.6 million of the contracted orders are scheduled for delivery during fiscal year 1999.

U.S. ARMY EST PROCUREMENT PROCESS

The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be potentially as large as the Company's current U.S. Marine Corps Contract 2014 which has accounted for over $95 million in revenue since the fourth quarter of fiscal 1995. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration due to technical disqualification. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court rules on the Company's protest. As part of this action, the Company requested that the Court order the procurement authority to continue consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company is pursuing this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award in part or in whole. In view of the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of all or a portion of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues during fiscal 1997 and 1998, and on results of operations and financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs currently and for the near future are to fund working capital, debt service, and capital expenditures necessary to support its business. The Company's primary sources of liquidity and capital resources are cash generated from operating activities, the senior bank debt and the additional equity investment from the Centre Investors. Net working capital was $23.0 million at September 30, 1998 and $18.9 million at March 31, 1998.

As of November 13, 1998, the Company and the Lenders amended the NationsBank credit agreement (the "Amendment") to provide among other things for a relaxation of certain financial covenants for periods ending March 31, 2000, a temporary increase in interest rates, a reduction in available borrowings of $1.5 million immediately and another $1.5 million no later than March 31, 1999 and an immediate capital investment of $3,000,030 by affiliates of Centre Partners Management, LLC on terms described below.

The Centre Investment: As required by the Amendment, on November 13, 1998, the Company entered into a Securities Purchase Agreement with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P. (the "Centre Investors") whereby the Centre Investors, for $3,000,030, purchased 18,182 units of a security comprised of 18,182 shares of Series B Preferred Stock (the "Preferred Stock") and an aggregate 2,909,120 non-detachable warrants to purchase Class B Non-Voting Common Stock ("Class B Stock") with an exercise price of $1.03125. Each unit of the security includes one share of Preferred Stock and 160 warrants, and the security bears a dividend of 8% per annum payable quarterly in additional units of the security. The warrants in a unit can be exercised by tendering one share of Preferred Stock, and the Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. It is also subject to redemption at the option of the holder in the event of a change of control of the Company as defined. In addition, as required by the Amendment, four directors who are affiliated with the Centre Entities agreed to receive in lieu of the annual $20,000 in directors fees options to purchase at $1.03125 an aggregate of 106,700 shares of Class A Voting Common Stock, exercisable in equal quarterly installments beginning December 31, 1998 which such directors will assign to Centre Partners Management LLC.

As of November 13, 1998, the Company had borrowings of $17 million and had outstanding letters of credit of approximately $1.5 million under the amended $23.5 million revolving credit facility. The Company believes that the cash flow from operations combined with the borrowings under the senior bank debt and from the Centre Investors, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next twelve months.

The Company's operating activities used cash of $7.2 million in the six months ended September 30, 1998 and generated cash of $2.9 million in the six months ended September 30, 1997. The $10.1 million decrease in net cash provided by operations was primarily due to the net loss of $2.8 million in the six months ended September 30, 1998 as compared to the net income of $4.3 million in the six months ended September 30, 1997. The decrease in net cash provided by operations was also due to the $2.2 million increase in income taxes receivable primarily attributable to the net loss of the Company for the six months ended September 30, 1998.

The Company's investing activities used cash of $1.0 million for the six months ended September 30, 1998 and $2.9 million for the six months ended September 30, 1997. The Company's primary investing activity for the six months ended September 30, 1998 was capital expenditures that were for equipment used in manufacturing, R&D and general administration. The Company's other use of cash for investing was the purchase of Dart on April 1, 1998 for $394,000, net of cash acquired. On July 31, 1998, the Company sold substantially all of the assets of the Company's FSS, Inc. subsidiary for $200,000. The results of operations of this business were immaterial to the total operating results of the Company. The approximate cost of the assets sold was $200,000; therefore, no gain resulted from this transaction.

The Company's financing activities provided cash of $7.5 million for the six months ended September 30, 1998. The Company's primary financing activity in the six month period ended September 30, 1998, was the net borrowing of $7.6 million from its credit facility to finance the working capital needs of the Company's operations, capital expenditures and recent acquisition.

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

         Concentration of Credit Risk

At September 30, 1998, approximately $12.6 million in accounts receivable was due from four international customers, of which approximately $3.0 million was secured by a performance letter of credit.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the next year and one quarter, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The management of the Company is currently evaluating the Company's Year 2000 issues. Because the latest versions of the Company's products are designed to be Year 2000 compliant, this evaluation has focused on determining the compliance of the Company's earlier software products as implemented in the Company's installed customers base, as well as the impact on any non-compliance of the Company and its customers. In addition, the evaluation is designed to address the Company's Year 2000 readiness with respect to both information technology
(IT) and non-IT systems on which the Company's operations rely. Finally, because the Company relies upon relationships with third parties over which it can assert little control, the Year 2000 evaluation is also assessing the risks associated with the failure of such third parties to adequately address the Year 2000 issue.

The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in a material adverse effect on the Company's business, financial condition or results of operations. However, the Company's investigation is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change. There can also be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, Year 2000 non-compliance in the Company's internal IT systems or certain non-IT systems on which its operations rely or by the Company's business partners may have an adverse impact on the Company's business, financial condition or results of operations. Because the evaluation of the Company's Year 2000 issue is ongoing, the Company has not estimated its total Year 2000 remediation costs.

The Company's evaluation of its Year 2000 issue includes the development of contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because the Company has not yet identified any business function that is materially at risk of Year 2000 related disruption, it has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk and will develop contingency plans for such business functions when and if such determinations are made.

CERTAIN FORWARD LOOKING STATEMENTS

The foregoing forward-looking statements are subject to a number of factors which could cause actual results to differ as described above and under Item 5 "Other Information". No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been actively participating in a competitive bidding process for the proposed U.S. Army Engagement Skills Trainer ("EST") program, a U.S. military procurement award anticipated to be potentially as large as the Company's current U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration due to technical disqualification. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court rules on the Company's protest. As part of this action, the Company requested that the Court order the procurement authority to continue consideration of the Company's proposal and to engage in meaningful discussions with the Company. Although the Company is pursuing this matter vigorously, there can be no assurance that the Court will grant the relief requested. Furthermore, even if the Company is successful in securing the right to continue in the competitive bidding process, there can be no assurance that the Company would ultimately be successful in securing the EST contract award in part or in whole. In view of the Company's substantial completion of Marine Corps Contract 2014 and the more limited scope of other U.S. military opportunities, the failure to secure an award of all or a portion of the U.S. Army EST contract could have a material adverse effect on the Company's future revenues from the U.S. military, particularly as compared with the U.S. military revenues during fiscal 1997 and 1998, and on results of operations and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--U.S. Army EST Procurement Process"

On October 3, 1997, Dart, a Company subsidiary, was sued by Advanced Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. The parties recently settled the case and are currently in the process of finalizing confidential settlement documentation. Upon completion of that process, the action shall be dismissed with prejudice. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

The Company is involved in legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Share Owners was held on Friday, August 28, 1998, in Suwanee, Georgia, at which the following matters were submitted to a vote of the share owners:

         (a) Votes regarding the election of three Directors for a term expiring in 2001 were as follows:

                                                 FOR            ABSTAIN
                                                 ---            -------
                  William J. Bratton           15,809,179       92,315
                  Jonathan H. Kagan            15,807,181       94,313
                  Frank S. Jones               15,807,290       94,204

         (b) Votes, in the proxies' discretion, upon such other business as may properly come before the meeting or any postponement or adjournment thereof were as follows:

                     FOR              AGAINST        ABSTAIN
                     ---              -------        -------
                  15,686,994          167,817         46,683


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number                    Description
------                    -----------

10.01 Second Amendment to the Amended and Restated Credit Agreement, dated November 13, 1998, among the Company, NationsBank, N.A. (South) and the other Lenders named therein.

11.01    Statement regarding computation of net income per common share.

27.01    Financial Data Schedule (for SEC use only).


 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998


                                 FIREARMS TRAINING SYSTEMS, INC.
                                        (Registrant)





                                 \s\  Peter A. Marino
                                 -----------------------------------------
                                 Peter A. Marino
                                 President and Chief Executive Officer




                                 \s\  Emory O. Berry
                                 --------------------------------------------
                                 Emory O. Berry
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)