Form 10-Q
period 1998-12-31
FIREARMS TRAINING SYSTEMS INC
filed 1999-02-16
CIK 1021770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

OR

  --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         As of February 10, 1999, there were (1) 19,015,419 shares of the Registrant's Class A Common Stock and (2) 1,694,569 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                            PART I.   FINANCIAL INFORMATION                                     Page No.
                                                                                                --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Income
         Three and nine months ended December 31, 1998 and 1997 ................................. 3

         Condensed Consolidated Balance Sheets
         December 31, 1998 and March 31, 1998 ................................................... 4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended December 31, 1998 and 1997 ........................................... 5

         Notes to Condensed Consolidated Financial Statements ................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS .............................................................. 8

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...................................................................... 16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................... 16

ITEM 5.  OTHER INFORMATION....................................................................... 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................................... 18

         SIGNATURES ............................................................................. 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIREARMS TRAINING SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three months ended        Nine months ended
                                                            December 31,             December 31,
                                                       ---------------------     ---------------------
                                                         1998        1997          1998        1997
                                                       --------    ---------     --------    ---------
Revenues                                               $ 16,314     $ 18,102     $ 40,690     $ 56,126
Cost of revenues                                          9,735        9,079       25,347       26,425
                                                       --------     --------     --------     --------
Gross profit                                              6,579        9,023       15,343       29,701
                                                       --------     --------     --------     --------

Operating expenses:
     Selling, general and administrative expenses         3,115        2,940        8,418       10,831
     Research and development expenses                      823        1,803        3,195        4,599
     Depreciation and amortization                          434          246        1,418          630
     Non-recurring restructuring charge                       -            -          870            -
                                                       --------     --------     --------     --------
          Total operating expenses                        4,372        4,989       13,901       16,060
                                                       --------     --------     --------     --------
Operating income (loss)                                   2,207        4,034        1,442       13,641
                                                       --------     --------     --------     --------

Other (expense) income, net:
     Interest (expense), net                             (1,913)      (1,499)      (5,306)      (4,419)
     Other (expense) income, net                           (683)         (70)        (959)         (77)
                                                       --------     --------     --------     --------
          Total other (expense), net                     (2,596)      (1,569)      (6,265)      (4,496)
                                                       --------     --------     --------     --------
Income (loss) before income taxes                          (389)       2,465       (4,823)       9,145
Provision (benefit) for income taxes                       (149)         814       (1,739)       3,219
                                                       --------     --------     --------     --------
Net income (loss)                                          (240)       1,651       (3,084)       5,926
                                                       --------     --------     --------     --------
Accretion of preferred stock dividends                      (31)           -          (31)           -
                                                       --------     --------     --------     --------
Net income (loss) applicable to common shareholders    $   (271)    $  1,651     $ (3,115)    $  5,926
                                                       ========     ========     ========     ========

Basic (loss) earnings per common share                 $  (0.01)    $   0.08     $  (0.15)    $   0.29
                                                       ========     ========     ========     ========
                                                       $  (0.01)    $   0.08     $  (0.15)    $   0.28
Diluted (loss) earnings per common share
                                                       ========     ========     ========     ========

Weighted average common shares outstanding - basic       20,696       20,410       20,678       20,406
                                                       ========     ========     ========     ========

Weighted average common and common

  equivalent shares outstanding - diluted                20,696       21,190       20,678       21,448
                                                       ========     ========     ========     ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                DEC. 31,         March 31,
                                                                  1998             1998
                                                               ---------         ---------
                                                              (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                 $   1,704         $   3,395
     Accounts receivable, net                                     21,107            22,710
     Costs and estimated earnings in excess of
             billings on uncompleted contracts                     2,325                 -
     Inventories                                                  17,059            17,725
     Income taxes receivable, net                                  2,327                 -
     Prepaid expenses and other current assets                       648               594

     Deferred income taxes, net                                        -             1,050
                                                               ---------         ---------
            Total current assets                                  45,170            45,474

Property and equipment, net                                        4,493             3,971
Goodwill, net                                                      4,672             2,751

Deferred financing costs, net                                      2,994             3,007


Deferred income taxes                                                975             1,065
Other assets                                                          89               112
                                                               ---------         ---------
                                                               $  58,393         $  56,380
                                                               =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $   4,268         $   3,389
     Accrued liabilities                                           7,398            11,060
     Income taxes payable, net                                         -               390
     Deferred income taxes, net                                    1,249                 -
     Deferred revenue                                                167             6,428
     Current maturities of long-term debt                          6,000             5,300
                                                               ---------         ---------
        Total current liabilities                                 19,082            26,567
                                                               ---------         ---------

Long-term debt, less current maturities                           65,700            57,700
                                                               ---------         ---------
Other noncurrent liabilities                                         158               344
                                                               ---------         ---------

Mandatory redeemable preferred stock                               3,031                 -
                                                               ---------         ---------

Stockholders' equity:
     Class A common stock                                              -                 -
     Additional paid-in-capital                                  114,303           112,390
     Accumulated (deficit) earnings                             (143,684)         (140,569)
     Cumulative foreign currency translation adjustment             (197)              (52)
                                                               ---------         ---------
           Total stockholders' (deficit) equity                  (29,578)          (28,231)
                                                               ---------         ---------
                                                               $  58,393         $  56,380
                                                               =========         =========

 The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                             Nine months ended
                                                                                December 31,
                                                                            --------------------
                                                                              1998         1997
                                                                            --------     -------
Cash flows from operating activities:
     Net income (loss)                                                      $ (3,084)    $ 5,926
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                                          1,951       1,163
        Deferred income taxes                                                  2,389         (38)
        Non-cash compensation expense                                             71           -
        Employee stock compensation plan                                          87          16
        Changes in assets and liabilities:
           Accounts receivable, net                                            1,720       1,800
           Costs and estimated earnings in excess of billings
               on uncompleted contracts                                       (2,325)          -
           Inventories                                                           721        (948)
           Income taxes receivable                                            (2,327)          -
           Prepaid expenses and other current assets                             (28)        212
           Escrow and other deposits                                              24          47
           Accounts payable                                                      741      (2,116)
           Accrued liabilities                                                (3,934)       (196)
           Income taxes payable                                                 (390)       (446)
           Deferred revenue                                                   (6,260)       (120)
           Noncurrent liabilities                                               (209)       (140)
                                                                            --------     -------
             Total adjustments                                                (7,769)       (766)
                                                                            --------     -------
             Net cash (used in) provided by operating                        (10,853)      5,160
               activities
                                                                            --------     -------

Cash flows from investing activities:
     Additions to property and equipment, net                                 (1,505)     (1,140)
     Payments for business acquisitions, net of cash acquired                   (394)     (2,400)
     Sale of business                                                            200           -
                                                                            --------     -------
                Net cash used in investing activities                         (1,699)     (3,540)
                                                                            --------     -------

Cash flows from financing activities:
     Borrowings of long-term debt                                             12,500       2,000
     Repayments of long-term debt                                             (3,899)       (800)
     Proceeds from sales of preferred stock                                    3,000
     Deferred financing costs                                                   (520)       (639)
     Retirement of common stock                                                  (75)          -
     Proceeds from sales of common stock                                           -           9
                                                                            --------     -------
           Net cash provided by financing activities                          11,006         570
                                                                            --------     -------

Effect of changes in foreign exchange rates                                     (145)       (165)
                                                                            --------     -------

Net (decrease) increase in cash                                               (1,691)      2,025
Cash, beginning of period                                                      3,395       1,663
                                                                            ========     =======
Cash, end of period                                                         $  1,704     $ 3,688
                                                                            ========     =======

Supplemental disclosures of cash paid for:
     Interest                                                               $  4,614     $ 3,994
                                                                            ========     =======
     Income taxes                                                           $ (1,203)    $ 3,672
                                                                            ========     =======


  The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1998.

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

     The following unaudited pro forma consolidated results of operations of the Company for the three and nine months ended December 31, 1997 is presented as if the purchase of Dart, as well as the purchases of the ICAT Judgmental Use of Force Business from SBS Technologies, Inc., and Simtran Technologies, Inc. described in Note 2 of the Company's consolidated financial statements for the year ended March 31, 1998, had occurred on April 1, 1997 (in thousands, except per share data):

                                              Three Months               Nine Months
                                                 Ended                      Ended
                                              Dec. 31, 1997             Dec. 31, 1997
                                              -------------             -------------
         Revenues                                $ 19,005                   $ 59,075
         Net income                              $    985                   $  4,383
         Basic earnings per share                $   0.05                   $   0.21
         Diluted earnings per share              $   0.05                   $   0.20

     The operating results of all of the acquisitions noted above are included in the accompanying consolidated statement of operations for the three and nine months ended December 31, 1998.

3.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

                                                DECEMBER 31,           March 31,
                                                   1998                  1998
                                                -----------           -----------
     Raw materials                              $     8,893           $    11,635
     Work in progress                                 7,110                 3,341
     Finished Goods                                   1,056                 2,749
                                                -----------           -----------
                                                $    17,059           $    17,725
                                                ===========           ===========

4.   COMPREHENSIVE INCOME.
     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of "comprehensive income (loss)" and its components. Comprehensive income for the Company consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) (in thousands of dollars) was ($273) and $1,542 for the three-months ended December 31, 1998 and 1997, respectively. Total comprehensive income (loss) (in thousands of dollars) was ($3,260) and $5,761 for the nine month ended December 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997

Revenues. Revenues decreased $1.8 million, or 9.9%, to $16.3 million for the three months ended December 31, 1998 as compared to $18.1 million for the three months ended December 31, 1997. Sales to U.S. military customers for the three months ended December 31, 1998, decreased by $5.9 million, or 65.6%, to $3.1 million, primarily due to decreased sales to the U.S. Marine Corps as the Company has substantially completed deliveries under its contract with this customer. Sales to U.S. law enforcement customers for the three months ended December 31, 1998 decreased by $1.1 million, or 39.0%, to $1.7 million primarily due to lower federal law enforcement sales in the current quarter as compared to the same period last year. Sales to International customers for the three months ended December 31, 1998 increased by $4.9 million, or 79.8%, to $11.0 million, including over $5 million from the Company's subsidiary Simtran Technologies, Inc. ("Simtran") acquired in March 1998. Sales to U.S. Hunter/Sports customers for the three months ended December 31, 1998 increased $351,000, or 214.0%, to $515,000 primarily attributable to the acquisition of Dart International, Inc. ("Dart").

Cost of Revenues. Cost of revenues increased $0.6 million, or 7.2%, to $9.7 million for the three months ended December 31, 1998 as compared to $9.1 million for the three months ended December 31, 1997. As a percentage of revenues, cost of revenues increased to 59.7% for the three months ended December 31, 1998 as compared to 50.2% for the three months ended December 31, 1997. The increase in cost of revenues as a percentage of revenues is attributable to the higher costs of Simtran's products under development, as well as the overall lower volume of revenues to cover the fixed portion of cost of goods sold.

Gross Profit. As a result of the foregoing, gross profit decreased $2.4 million, or 27.1%, to $6.6 million, or 40.3% of revenues, for the three months ended December 31, 1998 as compared to $9.0 million, or 49.8% of the revenues, for the three months ended December 31, 1997.

Total Operating Expenses. Total operating expenses decreased $0.6 million, or 12.4%, to $4.4 million for the three months ended December 31, 1998 as compared to $5.0 million for the three months ended December 31, 1997. Total operating expenses as a percentage of revenues decreased to 26.8% for the three months ended December 31, 1998 from 27.6% for the three months ended December 31, 1997. The decrease in operating expenses is primarily attributable to the decrease in Research and Development ("R&D") expenses.

Operating Income. As a result of the foregoing, operating income decreased $1.8 million, or 45.3%, to $2.2 million, or 13.5% of revenues, for the three months ended December 31, 1998 as compared to $4.0 million, or 22.3% of revenues, for the three months ended December 31, 1997.

Other (Expense) Income, net. Net interest expense totaled $1.9 million, or 11.7% of revenues for the three months ended December 31, 1998 as compared to $1.5 million, or 8.3% for the three months ended December 31, 1997. The increase in net interest expense is primarily the result of the Company's increased borrowings as compared to the prior period as a result of its working capital needs and payments for acquisitions. The increase is also attributable to the increase in interest rates incurred as a result of the amendments to its Credit Agreement on June 26, 1998 and November 13, 1998. Other expenses, net totaled $683,000, or 4.2 % of revenues for the three months ended December 31, 1998 as compared to other expenses, net of $70,000, or 0.4% for the three months ended December 31, 1997. The increase in other expenses, net is primarily the result of foreign currency losses incurred due to recent fluctuations in currency exchange rates.

Provision (Benefit) for Income Taxes. The effective tax rate increased to 38.3% of income before income taxes for the three months ended December 31, 1998 as compared to 33.0% of income before taxes for the three months ended December 31, 1997. The increase in the effective rate as compared to the prior year represents the increased tax benefits derived from the Company's foreign sales subsidiary in the three months ended December 31, 1997 as compared to the current quarter.

Net Income (Loss). As a result of the foregoing, net income as reported decreased $1.9 million to a net loss of $0.2 million, or 1.5% of revenues for the three months ended December 31, 1998 as compared to net income of $1.7 million, or 9.1% of revenues for the three months ended December 31, 1997.

Accretion of preferred stock dividends. As discussed below, on November 13, 1998, the Company issued 18,182 units of a security comprised of 18,182 shares of Series A Preferred Stock and 2,909,120 in the aggregate non-detachable warrants to purchase Class B Non-Voting Common Stock with an exercise price of $1.03125. As a result of this transaction, preferred stock dividends of $31,000 were accrued for the three months ended December 31, 1998 as compared to no dividends for the three months ended December 31, 1997.

Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, net income applicable to common shareholders as reported decreased $1.9 million to a net loss applicable to common shareholders of $0.3 million ($0.01 per diluted share), or 1.7% of revenues for the three months ended December 31, 1998 as compared to net income applicable to common shareholders of $1.7 million ($0.08 per diluted share), or 9.1% of revenues for the three months ended December 31, 1997.

Nine Months Ended December 31, 1998 and 1997

Revenues. Revenues decreased $15.4 million, or 27.5%, to $40.7 million for the nine months ended December 31, 1998 as compared to $56.1 million for the nine months ended December 31, 1997. Sales to U.S. military customers for the nine months ended December 31, 1998, decreased by $19.1 million, or 71.7%, to $7.5 million, primarily due to decreased sales to the U.S. Marine Corps as the Company has substantially completed deliveries under its contract with this customer. Sales to U.S. law enforcement customers for the nine months ended December 31, 1998 decreased by $0.4 million, or 5.8%, to $6.3 million. Sales to International customers for the nine months ended December 31, 1998 increased by $2.8 million, or 12.9%, to $24.8 million, including over $10 million from the Company's subsidiary Simtran acquired in March 1998. Sales to U.S.
Hunter/Sports
customers for the nine months ended December 31, 1998 increased $1.2 million, or 144.8%, to $2.0 million primarily attributable to the acquisition of Dart.

Cost of Revenues. Cost of revenues decreased $1.1 million, or 4.1%, to $25.3 million for the nine months ended December 31, 1998 as compared to $26.4 million for the nine months ended December 31, 1997. As a percentage of revenues, cost of revenues increased to 62.3% for the nine months ended December 31, 1998 as compared to 47.1% for the nine months ended December 31, 1997. The increase in cost of revenues as a percentage of revenues is attributable to the higher costs of Simtran's products under development, as well as, the lower volume of revenues to cover the fixed portion of cost of goods sold. During the quarter ended September 30, 1998, the Company reevaluated the required warranty reserve based on its current systems in place which resulted in a decrease to the established reserve.

Gross Profit. As a result of the foregoing, gross profit decreased $14.4 million, or 48.3% to $15.3 million, or 37.7% of revenues, for the nine months ended December 31, 1998 as compared to $29.7 million, or 52.9% of the revenues, for the nine months ended December 31, 1997.

Total Operating Expenses. Total operating expenses decreased $2.2 million, or 13.4% to $13.9 million for the nine months ended December 31, 1998 as compared to $16.1 million for the nine months ended December 31, 1997. Total operating expenses as a percentage of revenues increased to 34.2% for the nine months ended December 31, 1998 from 28.6% for the nine months ended December 31, 1997. S, G & A expenses decreased $2.4 million, or 22.3%, as compared to the 27.5% decrease in revenue. The decrease in S, G & A expenses is primarily due to the decrease in salary expenses related to the workforce reduction implemented in June 1998 and the reduction of an incentive accrual established in the previous year which is not expected to be paid, as well as a decrease in agent's commission. The decrease in operating expenses was partially offset by the $0.9 million non-recurring restructuring charge related to a workforce reduction and certain other measures incurred by the Company in the first quarter of fiscal 1999. The decrease in operating expenses was also offset by the $0.8 million increase in depreciation and amortization expense resulting from amortization of goodwill related to the Company's recent acquisitions.

Operating Income (Loss). As a result of the foregoing, operating income decreased $12.2 million, to $1.4 million, or 3.5% of revenues, for the nine months ended December 31, 1998 as compared to $13.6 million, or 24.3% of revenues, for the nine months ended December 31, 1997.

Other (Expense) Income, net. Net interest expense totaled $5.3 million, or 13.0% of revenues for the nine months ended December 31, 1998 as compared to $4.4 million, or 7.9% for the nine months ended December 31, 1997. The increase in net interest expense is primarily the result of the Company's increased borrowings as compared to the prior period as a result of its working capital needs and payments for acquisitions. The increase is also attributable to the increase in interest rates incurred as a result of the amendments to its Credit Agreement on June 26, 1998 and November 13, 1998. Other expenses, net totaled $959,000, or 2.4% of revenues for the nine months ended December 31, 1998 as compared to $77,000, or 0.1% for the nine months ended December 31, 1997. The increase in other expenses, net is primarily the result of foreign currency losses incurred due to recent fluctuations in currency exchange rates.

Provision for Income Taxes. The effective tax rate increased to 36.1% of income before income taxes for the nine months ended December 31, 1998 as compared to 35.2% of income before taxes for the nine months ended December 31, 1997. The increase in the effective rate as compared to the prior year represents the increased tax benefits derived from the Company's foreign sales subsidiary in the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1998.

Net Income (Loss). As a result of the foregoing, net income as reported decreased $9.0 million to a net loss of $3.1 million, or 7.6% of revenues for the nine months ended December 31, 1998 as compared to net income of $5.9 million, or 10.6% of revenues for the nine months ended December 31, 1997.

Accretion of preferred stock dividends. As a result of the issuance of Preferred Stock in November 1998 described below, preferred stock dividends of $31,000 were accrued for the nine months ended December 31, 1998 as compared to no dividends for the nine months ended December 31, 1997.

Net Income (Loss) Applicable to Common Shareholders. As a result of the foregoing, net income applicable to common shareholders as reported decreased $9.0 million to a net loss applicable to common shareholders of $3.1 million ($0.15 per diluted share), or 7.7% of revenues for the nine months ended December 31, 1998 as compared to net income applicable to common shareholders of $5.9 million ($0.28 per diluted share), or 10.6% of revenues for the nine months ended December 31, 1997.

BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of December 31, 1998, the Company had a backlog of approximately $39.6 million, comprised of $27.2 million from FATS international customers, $8.7 from Simtran's Canadian customers and $2.7 million from FATS U.S. military customers. Recognition of Simtran's backlog will be dependent upon delivery and acceptance of its products currently under development. Approximately $13.6 million of the contracted orders are scheduled for delivery during the remainder of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs currently and for the near future are to fund working capital, debt service, and capital expenditures necessary to support its business. The Company's primary sources of liquidity and capital resources are cash generated from operating activities, the senior bank debt and the additional equity investment from the sale of Preferred Stock and Warrants in November 1998 to Centre Investors. Net working capital was $26.1 million at December 31, 1998 and $18.9 million at March 31, 1998.

As of November 13, 1998, the Company and the Lenders amended the NationsBank credit agreement (the "Amendment") to provide, among other things, for a relaxation of certain financial covenants for periods ending March 31, 2000, a temporary increase in interest rates, a reduction in available borrowings of $1.5 million immediately and another $1.5 million no later than March 31, 1999, and an immediate capital investment of $3,000,030 by affiliates of Centre Partners Management, LLC on terms described below.

The Centre Investment: As required by the Amendment, on November 13, 1998, the Company entered into a Securities Purchase Agreement with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P. (the "Centre Investors") whereby the Centre Investors, for $3,000,030 purchased 18,182 units of a security comprised of 18,182 shares of Series A Preferred Stock (the "Preferred Stock") and 2,909,120 in the aggregate of non-detachable warrants to purchase Class B Non-Voting Common Stock ("Class B stock") with an exercise price of $1.03125 payable by exchange of shares of Preferred Stock valued at the liquidation value of $165 per share. Each unit of the security includes one share of Preferred Stock and 160 warrants, and the security bears a dividend of 8% per annum payable quarterly in additional units of the security. The Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. It is also subject to redemption at the option of the holder in the event of a change of control of the Company as defined.

As of February 10, 1999, the Company had borrowings of $18.5 million and had outstanding letters of credit of approximately $1.7 million under the amended $23.5 million revolving credit facility which will be reduced by an additional $1.5 million no later than March 31, 1999. The Company believes that the cash flow from operations combined with the borrowings under the senior bank debt, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for at least the next twelve months. Collection of a $4.7 million outstanding receivable balance, which is supported in full by a performance letter of credit, will be required, however, to meet the Company's liquidity needs in the quarter ending March 31, 1999. While the Company anticipates collection of this receivable, failure to receive payment in a timely manner could result in the Company's inability to comply with certain financial covenants under the amended credit agreement and to meet scheduled debt repayments. In the event that operations do not provide sufficient cash flow, management intends to seek further amendment of its credit agreement or to seek financing from other sources. No assurances can be given that such relief or financing will be available.

The Company's operating activities used cash of $10.9 million in the nine months ended December 31, 1998 and generated cash of $5.2 million in the nine months ended December 31, 1997. The $16.1 million decrease in net cash provided by operations was primarily due to the net loss of $3.1 million in the nine months ended December 31, 1998 as compared to the net income of $5.9 million in the nine months ended December 31, 1997. The decrease in net cash provided by operations was also attributable to the $6.3 million decrease in deferred revenues for the nine months ended December 31, 1998 primarily reflecting Simtran's recognition of revenues on a percentage of completion basis for contracts under development with its Canadian customer.

The Company's investing activities used cash of $1.7 million for the nine months ended December 31, 1998 and $3.5 million for the nine months ended December 31, 1997. The Company's primary investing activity for the nine months ended December 31, 1998 was capital expenditures that were for equipment used in manufacturing, demonstration equipment, R&D and general administration. The Company's other use of cash for investing was the purchase of Dart on April 1, 1998 for $394,000, net of cash acquired. On July 31, 1998, the Company sold substantially all of the assets of the Company's FSS, Inc. subsidiary for $200,000. The results of operations of this business were immaterial to the total operating results of the Company. The approximate cost of the assets sold was $200,000; therefore, no gain resulted from this transaction.

The Company's financing activities provided cash of $11.0 million for the nine months ended December 31, 1998. The Company's primary financing activity in the nine month period ended December 31, 1998, was the net borrowing of $8.6 million from its credit facility and the $3.0 million in proceeds from the sale of preferred stock to the Centre Investors, to finance the working capital needs of the Company's operations, capital expenditures and recent acquisition.

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

         Concentration of Credit Risk

At December 31, 1998, approximately $12.7 million in accounts receivable was due from four international customers, of which approximately $4.5 million was secured by a performance letter of credit.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. Beginning in the year 2000, many of these systems will need to be modified to accept four digit entries or otherwise distinguish twenty-first century dates from twentieth century dates. As a result, over the remainder of this calendar year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

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

The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in a material adverse effect on the Company's business, financial condition or results of operations. However, the Company's investigation is in its interim stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

The Company has not yet identified any business function that is materially at risk of Year 2000 related disruption. However, the Company is prepared for the possibility that certain business functions may be hereafter identified as at risk and will develop contingency plans for such business functions when and if such determinations are made.

The Company currently believes that the cost of Year 2000 compliance for its information systems has not and will not be material to its consolidated results of operations and financial position.

CERTAIN FORWARD LOOKING STATEMENTS

The foregoing forward-looking statements are subject to a number of factors which could cause actual results to differ as described above and under Item 5 "Other Information". No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to obtain an injunction against award of the U.S. Army Engagement Skills Trainer contract to a competitor. On November 19, 1998, the Company's motion to dismiss the action was granted by the U.S. Court of Federal Claims. The dismissal subsequently allowed the U.S. Army to award a multi-year contract which includes the Company as a significant participant.

On October 3, 1997, Dart, a Company subsidiary, was sued by Advanced Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). The parties recently settled the case and the action was recently dismissed with prejudice. In the opinion of the Company's management, this proceeding did not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

The Company is involved in legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) As described in Item 2(c), the Company issued 18,182 shares of its Series A Preferred Stock on November 13, 1998, the terms of which are described in the Certificate of Designation attached as Exhibit 3.03 to this Form 10-Q. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% of the liquidation preference per year payable quarterly in Units at the rate of one Unit for each $165 of dividends payable consisting of one share of Series A Preferred Stock and a non-detachable Warrant to purchase 160 shares of Class B Common Stock. The Certificate of Designation provides that no dividends or other distributions, other than dividends payable solely in shares of common stock or other stock ranking (upon liquidation, as to dividends and any other distribution) junior to the Series A Preferred Stock, shall be paid or declared and set apart for payment in respect of the Common Stock, and no purchase or redemption by the Company or its subsidiaries of any Common Stock can be made, unless all accrued and unpaid dividends, including the dividend for the then current period, shall have been declared and paid.

(c) Pursuant to a Securities Purchase Agreement dated as of November 13, 1998, with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax- Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P. (the "Centre Investors"), the Company issued in consideration for cash of $3,000,030, 18,182 units of a security comprised in the aggregate of 18,182 shares of Series A Preferred Stock (the "Preferred Stock") and 2,909,120 non-detachable warrants to purchase Class B Non-voting Common Stock ("Class B Stock") at an exercise price of $1.03125 per share, payable by exchange of shares of Preferred Stock valued at the liquidation value of $165 per share. In connection with such transaction, four directors of the Company who are affiliated with the Centre Entities agreed to receive in lieu of annual directors' fees of $20,000, for each director, options to purchase at $1.03125 per share an aggregate of 106,700 shares of Class A Common Stock, exercisable in equal quarterly installments beginning December 31, 1998 which such directors assigned to Centre Partners Management LLC. All such securities were sold as unregistered securities pursuant to Section 4(2) of the Securities Act of 1933 as the purchasers are affiliates of the Company and represented that the shares were being acquired for investment and not for disposition.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           The following documents are filed with this report as exhibits:

Exhibit
Number                    Description
-------                   -----------
 3.03    Certificate of Designation of Series A Preferred Stock.

10.21    Form of Warrant to Purchase Shares of Class B Common Stock.

10.22    Series C-2 Option Agreement in form granted to each of Lester Pollack,
         Jonathan Kagan, Paul Zepf and Scott Perekslis and assigned by each to Centre Management LLC.

10.23    Securities Purchase Agreement dated as of November 13, 1998 among the
         Company and Purchasers.

11.01    Statement regarding computation of net income per common share.

27.01    Financial Data Schedule. (for SEC use only)


(b)        No reports on Form 8-K were filed during the quarter ended
           December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  February 12, 1999


                              FIREARMS TRAINING SYSTEMS, INC.
                                      (Registrant)


                              /s/  Peter A. Marino
                              -------------------------------------
                              Peter A. Marino
                              President and Chief Executive Officer


                              /s/  Emory O. Berry
                              -------------------------------------
                              Emory O. Berry
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)