Form 10-K
period 1999-03-31
FIREARMS TRAINING SYSTEMS INC
filed 1999-07-14
CIK 1021770

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21773

                        FIREARMS TRAINING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                              57-0777018
           (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
           incorporation or organization)

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 12, 1999: $8,149,722 (based on 9,313,968 shares of non-affiliates Class A Common Stock outstanding at $.875 per share; the last sale price on The Nasdaq Small Cap on July 12, 1999)

     At July 12, 1999, there were issued and outstanding 19,043,576 shares of Class A Common Stock, par value $0.000006 per share and there were issued and outstanding 1,694,569 shares of Class B nonvoting Common Stock, par value $0.000006 per share

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

GENERAL

     The Company is the leading worldwide producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. The Company offers a broad array of cost-effective training systems ranging from small arms trainers for rifles, pistols and handguns to highly sophisticated, large caliber weapons training systems for tanks, armored personnel carriers and artillery. Unlike traditional live firing ranges, the Company's simulation systems enable users to train in highly realistic situations through the integration of video and digitized projected imagery and modified, laser-emitting gunnery systems that retain the fit, function and feel of the original weapon. Utilizing internally developed proprietary software and sensors incorporated into the simulated weapons, the Company's systems offer real-time feedback and evaluation with respect to a number of performance measures such as accuracy, reaction time, situational judgment and other important elements of weapons handling. In addition, the Company's simulation systems offer significant improvements in safety as well as many other benefits to customers that cannot be attained in live weapons practice, including reductions in ammunition consumption, weaponry wear, trainee transport and range maintenance costs and environmental remediation expenses.

     The Company has focused its sales efforts for small arms simulators primarily in the U.S. and international military and law enforcement market through its principal facilities near Atlanta, Georgia. Larger gunnery simulation systems are developed and manufactured by its Canada based subsidiary, Simtran Technologies, located in Montreal, Canada. Simtran has contracts to develop and deliver three unique products: an air defense missile trainer; an appended armored vehicle crew trainer; and a stand-alone armored vehicle crew trainer. Another subsidiary of the Company is Dart International, Inc. ("Dart"), a Colorado-based hunter/sports simulation company, that focuses on firearms and archery simulation systems to support commercial firearms and archery dealers, hunters, and sports enthusiast. Other smaller subsidiaries located in the U.K., the Netherlands and Australia provide sales, service and limited manufacturing support.

     To date the Company has sold more than 3,300 simulation systems in the U.S. and over 32 other countries. Although the Company is unaware of any independent third party industry statistics, the Company believes, based on its monitoring of the market, that its systems sold to date represent a substantial majority of the worldwide installed base of interactive small and supporting arms simulation systems purchased by military and law enforcement agencies. Management believes that the Company's success to date has been due primarily to the proven quality and cost-effectiveness of the Company's products, its premier FATS(R) brand name, its strong long-term relationships with its customers, its ability to provide innovative customized training solutions on a timely basis, its extensive inventory of proven weapons and scenarios, its ability to integrate advanced technologies and its team of recognized subject matter experts. As of March 31, 1999, the Company had a backlog of approximately $28.0 million from all customers.

HISTORY

     The Company was incorporated in 1984 and was a wholly owned subsidiary of THIN International N.V., a Netherlands Antilles corporation ("THIN International"), until July 31, 1996. At that time, the Company consummated a set of transactions (the "Recapitalization") pursuant to a Recapitalization and Stock Purchase and Sale Agreement among the Company, THIN International, Centre Partners Management LLC ("Centre Management"), and a group of entities managed by Centre Management (the "Centre Entities"). As part of the Recapitalization, the Company (i) effected a 100,000-for-one stock split with respect to its common stock, (ii) issued common stock to the Centre Entities for cash, (iii) issued certain senior subordinated bridge notes (the "Bridge Notes") and agreed to deliver under certain circumstances warrants to purchase common stock of the Company (the "Warrants"), (iv) entered into a new credit agreement (the "NationsBank Credit Agreement") with NationsBank, N.A. (South) ("NationsBank") and certain other lenders providing for certain credit facilities (the "Senior Bank Debt"), pursuant to which it borrowed $76 million, and (v) repurchased certain shares of common stock owned by THIN International and agreed to make an additional contingent payment (the "Contingent Payment") upon the occurrence of certain events. Also in connection with the Recapitalization, the Company sold certain shares of common stock and granted certain options to members of the Company's management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Recapitalization."

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

     On November 13, 1998, the Company and the Lenders amended the NationsBank Credit Agreement (the "Agreement") to provide among other things for an immediate capital investment of $3,000,030 by affiliates of Center Partners Management, LLC on the following terms: The Company entered into a Securities Purchase Agreement with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P. (the "Centre Investors") whereby the Centre Investors, for $3,000,030, purchased 18,182 units of a security comprised of 18,182 shares of Series A Preferred Stock (the "Preferred Stock") and an aggregated 2,909,120 non-detachable warrants to purchase Class B Non-Voting Common Stock ("Class B Stock") with an exercise price of $1.03125. Each unit of the security includes one share of Preferred Stock and 160 warrants, and the security bears a dividend of 8% per annum payable quarterly in additional units of the security. The warrants in a unit can be exercised by tendering one share of Preferred Stock, and the Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. It is also subject to redemption at the option of the holder in the event of change of control of the Company as defined.

INDUSTRY OVERVIEW

     The Company has helped to revolutionize small and supporting arms training through the introduction of cost-effective and realistic interactive simulation. For decades, military and law enforcement organizations have trained personnel on firing ranges with targets that are static or have limited motion capabilities. This approach neither accurately replicates the hostile situations armed personnel are likely to face nor fully develops tactical skills and individual judgment. Despite efforts by law enforcement agencies to add "aggressor" and "friendly" targets to evaluate the judgment of their trainees, live fire training remains limited in its ability to replicate real-life situations. Simulation systems not only provide solutions to these issues but also offer significant improvements in safety and many other benefits that cannot be attained in live weapons practice, including reductions in ammunition consumption, weaponry wear, trainee transport and range maintenance costs. Furthermore, many law enforcement agencies have begun to adopt simulation systems based in part on their concern over the increasing number of liability lawsuits relating to alleged uses of excessive force. As a result, military and law enforcement organizations are allocating greater portions of their training budgets to small and supporting arms simulation training. Concern for the safe use of firearms by sports advocates has provided opportunity for expanded application in the commercial sector.

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

     The interactive small and supporting arms simulation industry is supporting a traditional and consistent practical need in military and law enforcement organizations, and the Company believes that the global business opportunities remain due to the benefits of and demand for simulation products. Moreover, management believes the trends favoring increased reliance upon simulation in the U.S. can also be identified abroad in military and law enforcement agencies in other countries, generally centralized to a greater extent than in the U.S., and facing increasingly restrictive budgets.

     Sales to U.S. and international governmental agencies are subject to numerous and changing regulations and budgetary processes that could have a material adverse effect on the Company's future results of operations and financial condition. See "-- Customers" and "-- Government Contracts and Regulation."

PRODUCTS

     The Company offers a variety of innovative products to meet the specific firearms training needs of its customers. Customers typically purchase a system comprised of a simulator, simulated firearms, scenarios and software. The Company's systems sell for prices from approximately $30,000 for low-end systems with a basic complement of simulated firearms and scenarios to over $500,000 for high-end systems with an extensive set of simulated firearms and scenarios and auxiliary equipment. The Company also sells additional simulated firearms and accessories to customers as add-ons to basic systems at prices ranging from approximately $1,000 to $60,000.

     Simulators. The Company continues to enhance its major simulator product lines, which encompass Military Small Arms Trainers, Indirect Fire Trainers, Law Enforcement Firearms Trainers, Sportsman Firearms Trainers, Ground/Air Missile Defense Trainers, Naval Shipboard Small Arms Trainers, Live Fire

Trainers, and Urban Team Engagement Trainers. Essential to the long-term success of these varied product lines has been the Company's focus on standardizing hardware, software, manufacturing processes, and logistics components and processes across multiple simulator products lines. For example, the Company's training simulators typically combine a standard set of system elements including the primary simulation computer, instructor control computer or control device, image generator, laser hit location detection system, video projector(s), large display screen(s) (ranging from 10-30 feet wide) and a variety of visual image storage and delivery media.

     In FATS direct fire trainers, the user of the simulator trains using FATS high-fidelity simulated firearms, which fire a laser beam at targets within a highly realistic training scenario appearing on a large projection screen. The simulator processes data provided by the laser hit location detection system and sensors integrated into the simulated weapon to provide the instructor and trainee real-time performance feedback. In addition, the instructor can replay various parts of the training exercise with the trainee for detailed analysis of the trainee's performance, including the trainee's accuracy, reaction time, judgment and other aspects of weapon handling. Certain of the Company's simulators support training of up to 15 individuals simultaneously on the same system. Multiple simulators can be networked and train together using High Level Architecture (HLA). In addition, the simulators can be programmed to replicate a wide variety of real-life situations, including situations in which outcomes depend upon the user's reactions as well as situations in which the user faces unexpected events such as the malfunction of the firearm.

     Simulated Firearms. The Company offers a wide variety of weapon types for use on the simulators including revolvers, semi-automatic pistols, shotguns, semi-automatic and burst/automatic rifles, submachine guns, machine guns, anti-armor rocket launchers, grenade launchers, cannons, mortars and archery bows. The Company also continues to enhance the weapon interface configurations including: (i) system controlled weapons, which include a wide range of sensors and system interfaces to provide maximum control and diagnostics by the system,
(ii) wireless backpack weapons, which provide the functionality of the system controlled weapons while communicating with the system via an untethered radio frequency (RF) link to provide trainees with maximum degree of movement flexibility, (iii) standalone wireless weapons, which consist of a laser insert that the user can add to his live weapon to train on the system (without enhanced diagnostics of the system controlled weapons), and (iv) live fire weapons. The Company works closely with its customers to offer a diverse range of specially modified or custom fabricated simulated firearms which accurately replicate the fit, function and feel of the original firearm in all material respects. The Company believes it is critical that its simulated weapons have the same physical functions and operational characteristics as the actual firearm such as weight, timing of fire, recoil, potential for weapon malfunction and loading and reloading procedures. A typical simulated firearm will include infra-red laser, air/gas piston actuator valves, several types of electronic sensors, a localized computer controller, specialized recoil buffers, air/gas lines, ports and wiring. Based on customer requirements, the Company can modify actual weapons into simulated firearms or can manufacture simulated firearms from raw materials. The majority of simulated firearms sold to U.S military and law enforcement customers are modified from actual firearms or assembled from weapon kits purchased from third party suppliers, which many international military customers provide their own firearms for the Company to convert into training devices. The Company's simulated firearms are designed for an extended life-cycle with maximum reliability and realism.

     Scenarios and Software. The Company offers a wide range of training modes including Marksmanship Training Mode, Judgmental Video Training Mode, CGI Collective Training Mode, Indirect Fire Training Mode, Live Fire Training Mode and Urban Team Engagement Training Mode. The Company's simulators are designed to use different combinations of these training modes as dictated by customer training needs. As such, the scenarios and software associated with these training modes are self-contained and modular to provide maximum training flexibility to the customer. The Company offers a library of more that 1,000 scenarios and marksmanship courses, as well as an extensive library of digital scenes and targets designed for various markets. The Company's software programs combine video, graphics and computer-generated imagery into a versatile simulation package. The instructor can use the program to employ existing, new or modified training materials to monitor performance of the user in a broad range of training situations. The existing library of materials provides a wide array of situations to be presented for training or mission rehearsal. The

Company has collected and offers training materials which can exercise the total spectrum of infantry and indirect fire weapons. Additionally, training materials are available to support the entire range of the law enforcement force continuum including physical presence, verbal commands, chemical suppressants, impact weapons and deadly force. The Company often works with customers to develop custom materials that meet unique requirements and to provide them with the ability to develop their own materials. The software program and built in authoring tools provide the customer with the ability to capture real world environments in video or computer generated imagery, convert that material into a training or testing medium, present the material with the simulator, and evaluate the performance of trainees during the conduct of selected exercises.

     Auxiliary Equipment. The Company manufactures a wide range of optional auxiliary equipment which enhances the realism of the training scenarios. Options include: (i) enemy shootback, which simulates return fire from the target and has the ability to disable a trainee's training weapon; (ii) night vision adapter, which can simulate night training using the standard library of daytime scenarios in conjunction with standard night vision goggles; (iii) less-than-lethal law enforcement options such as baton simulation, pepper spray training devices and blank firing weapons; (iv) classroom trainers, in which a personal computer and software are added to the system so that as many as 32 students, each with a personal keypad, can participate in interactive training,
(v) indirect fire training options such as laser rangefinders, laser designators, and binoculars, (vi) urban team engagement training options such as synchronized video across multiple rooms, trainee position tracking, and advanced shootback capability, and (vii) video training mode options such as flashlights.

     Simtran. Simtran has developed and delivered three unique products: a hand held/shoulder launched anti-armor missile trainers (EVIGS/TVIGS); a stand-alone classroom armored vehicle crew trainer (CCGT); and an air defense crew missile trainer (JDT). A fourth product under development, an appended armored vehicle crew trainer is scheduled for delivery in 1999. Additionally, Simtran is under contract to upgrade the EVIGS system to include thermal imagery. Simtran utilizes COTS components and state of the art technology to develop, manufacture and sustain high fidelity training simulation solutions for its customers. Each system is tailored to the customer's needs and training requirements. Like it's parent company, Simtran utilizes the partnering/team approach with the customer to assure training realism and fidelity of the system.

     Simtran's primary focus is on heavy weapons/systems for the military. Simtran provides complete solutions to training requirements from the system to scenarios. Scenarios are developed and tailored to the customer and are provided in the medium (interactive video, CGI, Dynamic CGI) requested. Simtran's advanced engineering group, seeks to control obsolescence and sustain all systems throughout their life-cycle procedures. Simtran believes that its robust logistics capability helps insure life cycle support of every system, including installation and training. Coupled with FATS' international subsidiary network, Simtran can sustain systems throughout the world.

     Dart. The Company believes that Dart continues to be the market leader of video simulation technology in the shooting sports industry with an installed base of more than 300 systems nationwide. The product line at Dart has been expanded to include portable and mobile systems in addition to its fixed location systems for both firearms and archery applications.

     Dart products create revenue generating opportunities for the sporting goods retailer and specialty pro shop dealer in a variety of ways. These include: league and competition formats; traditional game play by the hour or fraction thereof; marketing and advertising capabilities; point of purchase, point of sale capability; hunter education and bowhunter education programs and an internet-based communications network capable of linking all systems to a central server at Dart's headquarters for service, support and database management.

     The U.S. hunter and sports training component of the market includes all state and federal wildlife agencies as well as conservation organizations such as The National Wild Turkey Federation, Ducks Unlimited, The Rocky Mountain Elk Foundation and The Foundation for North America Wild Sheep. These agencies and organizations have endorsed the use of firearms simulation as a means of promoting hunter safety and conservation.

     The Company has been active and innovative in fostering new ideas and training concepts in hunter education. The interactive training provided by the Dart products has enhanced the teaching of shooters in proper hunting ethics, shot placement and shot selection. The Company has integrated the Dart system into 13 states and one federal aid region representing a total of 23 systems. The International Hunter Education Association (IHEA) and the National Bowhunter Education Foundation (NBEF) has endorsed the Dart Hunter and Bowhunter Core Curriculum as a supplement to their instructor program. The Company believes that most states require a formal firearms training course as a prerequisite to purchasing a hunting license and/or a gun. In the future, training on simulators may become an important part of all such courses in many states.

TARGET MARKETS

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

     For fiscal 1999, 64.2% of the Company's total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.

     U.S. Military. The desire to provide realistic training while significantly reducing costs has been the primary reason for the adoption of simulated arms training by U.S. military authorities. The relatively high costs of live fire training considering the use of ammunition, wear and tear on weapons, the need to transport soldiers and equipment to the firing range and legal requirements for remediation of environmental damage to the firing range encourages military forces to use simulation to ensure proper readiness. Moreover, according to budget estimates of the U.S. Department of Defense ("DOD") for the government's fiscal 1998 and 1999 certain elements of the U.S. armed forces have accumulated a substantial shortfall relative to desired inventory levels of ammunition, which shortfall has provided an impetus to certain organizations within the U.S. armed forces to adopt or expand simulation training.

     While all the U.S. military forces have embraced use of simulation, each major branch of the U.S. military is at a different stage of implementing simulation in training regimens. The U.S. Marine Corps has adopted simulation as a fundamental part of its training activities. In fiscal 1995, through competitive bidding, the Company was awarded a contract (Contract 2014) with the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under the Company's contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the U.S. General Services Administration ("GSA"). The Company believes that it has been the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Air Force and the U.S. Army. The Company was selected to provide exclusively all weapon simulators to support the U.S. Army Engagement Skills Trainer ("EST") procurement. The Company is part of a contractor team which was selected for a multi-year contract with ECC International as prime contractor and the Company as its sole provider of weapon simulators.

     For fiscal 1999, 17.1% of the Company's total revenues and 47.8% of the Company's U.S. revenues were attributable to sales to U.S. military authorities. As of March 31, 1999, the Company had a backlog of $1.7 million for contracts or purchase orders awarded to the Company by U.S. military authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     U.S. Law Enforcement. The U.S. law enforcement segment of the market is highly fragmented and can be divided into four principal components: (i) U.S. government entities including the U.S. Department of Treasury (including its agencies and bureaus such as the Federal Law Enforcement Training Center, Secret Service, Bureau of Alcohol, Tobacco and Firearms and the Internal Revenue Service), the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Administration and the Central Intelligence Agency; (ii) state and local law enforcement departments such as the Los Angeles and New York City Police Departments, and smaller urban and rural counterparts, (iii) colleges and universities offering criminal justice training programs; (iv) federal, state, and private correctional facilities. The federal agencies, whose procurement process generally follows the PPBES method, are typically headquartered in or near Washington, D.C. By contrast, the state and local law enforcement agencies are widely dispersed, with more than 17,000 different law enforcement departments in the U.S. Given this diversity, the procurement processes vary substantially depending upon the requirements of the particular jurisdiction. The Company believes that its most likely potential local law enforcement customers may be found among the approximately 3,600 law enforcement agencies and departments with more than 25 officers. With only approximately 1,000 systems sold to U.S. federal and local law enforcement authorities to date (of which approximately 900 are FATS(R) systems), the Company believes that this market can provide additional opportunities to the Company in the future. Law enforcement authorities face increasing budgetary constraints as well as increasing threats of litigation and damage awards relating to claims concerning the excessive or improper use of force, lethal or otherwise, by law enforcement personnel. Accordingly, the Company believes that there may be opportunities for increased sales to U.S. law enforcement and correctional authorities of cost-effective simulation products designed to enhance tactical skills and judgment and to lower liability costs.

     For fiscal 1999, 14.2% of the Company's total revenues and 39.5% of the Company's U.S. revenues were attributable to sales to U.S. law enforcement authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     For fiscal 1999, 4.5% of the Company's total revenues were attributable to sales in the hunter and sports training component of the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Marketing staffs for each company, FATS, Simtran and DART, develop business opportunities, capture plans and provide appropriate collateral material. FATS international sales staff is responsible for FATS' products as well as Simtran as both companies serve the same customer base. FATS continues to support the international sales effort with a network of agents and business representatives. DART supports its sales effort within the United States using established dealer representatives and in-house sales staff.

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

CUSTOMERS

     Most of the Company's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 64.2% of the Company's revenues for fiscal 1999 were attributable to sales to military and law enforcement authorities internationally, 17.1% were attributable to sales to military authorities in the U.S. and 14.2% were attributable to sales to law enforcement authorities in the U.S. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

     The following table lists certain of the Company's customers in fiscal 1999 in each of its principal target market components:

     U.S. MILITARY                 U.S. LAW ENFORCEMENT                  INTERNATIONAL
     -------------                 --------------------                  -------------
U.S. Air Force            Immigration and Naturalization Service  Canadian Army
U.S. Army National Guard  Federal Bureau of Investigation         British Ministry of Defense
U.S. Marine Corps         Pennsylvania State Police               Singapore Army

     In fiscal 1999, the Company's five largest customers accounted for approximately 62.3% of the Company's revenues, with the Canadian Army accounting for approximately 36.5%. In fiscal 1998, the

Company's five largest customers accounted for approximately 60.7% of the Company's revenues, with the U.S. Marine Corps and the Italian Air Force accounting for approximately 28.5% and 12.1%, respectively. No other customer accounted for more than 10% of revenues in either period. Given the nature of the Company's contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 8 of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

     The Company engages in the research and development (R&D) of new and enhanced simulation and training technology using internally generated funds. Electronic and mechanical R&D expenditures totaled $4.0 million, $6.5 million and $4.2 million in fiscal 1999, 1998, and 1997, respectively. The Company's R&D efforts are divided into four separate disciplines: electronics, mechanical, training and audio-visual. The continued success of the Company will depend on its ability to incorporate in its products changing technologies in such areas and to develop and introduce new technology that meets the increasingly sophisticated training needs of the Company's customers. Although the Company continuously pursues research and development, there can be no assurance that it will be successful in adapting technology in a timely fashion.

     Electronics R&D combines the engineering disciplines of system design, software design, hardware design, and embedded software design as well as other electro-optical fields to produce programs and equipment responsive to specific training needs. The Company's electronic R&D capabilities include object-oriented software design, simulation system development, video and audio, interactive computer generated graphics, High Level Architecture (HLA), display technologies, video special effects, lasers, weapon ballistics, optics, image processing, target modeling and motion platforms. On an ongoing basis, engineering works with Training Development personnel and customers to continuously improve the technology and feature sets of the Company's various product lines and associated training modes.

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

MANUFACTURING OPERATIONS

     The Company's manufacturing operations are conducted primarily at its headquarters near Atlanta, Georgia, and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. Simtran's products are manufactured at its facility in Montreal, and Dart's products are manufactured at its facility in Denver, Colorado. Atlanta manufacturing operations are divided into two departments, systems manufacturing and weapons manufacturing. The systems manufacturing department assembles the simulator components of the FATS(R) systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive quality assurance program. Systems manufacturing occurs at the Company's headquarters where electrical assemblers and technicians can assemble 30 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be expanded to 75 simulation computers per month by adding additional personnel, using a second shift or to an even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

     Weapons manufacturing involves the production of simulated firearms and non-lethal simulators by either modifying actual firearms and other devices into simulators or assembling simulators from kits manufactured to the Company's specifications by a variety of outside sources. The assembly process encompasses the fitting of modified weapons or kits with the Company's pneumatic and electrical components, followed by the functional testing of the completed assembly. The combined weapon manufacturing activities in the U.S. and the U.K. have a capacity of 280 simulated firearms per month on a single-shift basis. As with systems manufacturing, this capacity can readily be expanded to 470 by using additional shifts and/or by acquiring additional facilities and workstations.

PRODUCT SUPPORT

     The Company has established a worldwide customer service network consisting of personnel at its headquarters near Atlanta, and at the Company's subsidiaries, subcontractors and agents. Accessories, parts, service, system upgrades/enhancements and training are available through the 24-hour customer service hotline, or through the customer service electronic mail, either direct or through the Company web site. The Company headquarters, and the Company's U.K., Netherlands, Singapore and Australian subsidiaries, maintain an inventory of repair parts, tools, test equipment and trained technicians to respond to customer requirements. Dart and Simtran both maintain a fully equipped service department to support their individual product lines. Simtran is equipped and trained to support the full Company product line in Canada. Technical assistance is available through the 24-hour hotline. The Company seeks to remedy customer service needs as quickly as possible after notification by the customer. In addition to its traditional service role, the Company's service department administers a U.S. government-owned inventory of spare components. This assures that when a U.S. Marine Corps or U.S. Army customer experiences a failure, they are returned to service within 24 to 48 hours by express shipping a spare component from this inventory. This same concept has been successfully applied to support the British Ministry of Defense, the Royal Netherlands Land Army, the Canadian Department of National Defense, the Australian Department of Defense and the Singapore Military through their respective in country subsidiaries.

PROPRIETARY OPERATING SYSTEM; RAW MATERIALS AND SUPPLIERS

     The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. The Company's next generation products use a Windows(R)-based operating system; however, some of the Company's current products, as well as earlier model simulators, use a software operating system known as OS-9 which is a proprietary system owned by Microware Corporation. The Company has licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term currently expiring October 31, 2001 (unless sooner terminated for breach by the Company of the license terms). Although loss of its OS-9 license could have a material adverse effect on the future conduct of its business operations and financial condition, the Company is in compliance with the terms of such license and believes its relationship with Microware Corporation to be satisfactory. The Company believes that there are viable alternative sources for all of its raw materials. In addition, the Company has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides the Company with the flexibility to produce a large portion of its principal components if they become unavailable or it becomes economically advantageous to do so.

COMPETITION

     The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. The Company competes with divisions or subsidiaries of larger companies solely dedicated to simulation for sales of the Company's small and supporting arms simulation products, which now include indirect fire, air defense and armored vehicles. Principal among the competitors for military business are CAE Invetron Ltd., a U.K. division of CAE Electronics, Short Brothers, a division of Bombardier, Simtech, a subsidiary of TADIRAN, Solatron, a subsidiary of Lockheed Martin and ECC International. In the U.S. law enforcement and commercial component of the market, the Company's principal competitors include, among others, Advanced Interactive Systems and I.E.S., Inc. The international law enforcement component of the market has also seen an increase in competition from small European companies. The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, have contributed to the formation of teaming arrangements by competitors that present potent competitive challenges, for example, with respect to the U.S. Army EST program. Many of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than the Company.

EMPLOYEES

     As of March 31, 1999, the Company and its subsidiaries, including Simtran and Dart, employed 385 persons. As of such date, the Company employed a total of 229 persons domestically, including 111 in manufacturing, assembly, customer service and quality control, 55 in R&D, 31 in sales and marketing, 21 in administration and finance and 11 in program and contract management; the Company's U.K. subsidiary employed a total of 17 persons, including 12 in manufacturing, assembly and customer service, one in R&D, two in sales and marketing and two in administration and finance; the Company's Netherlands subsidiary employed a total of six persons, including four in manufacturing, assembly and customer service and two in administration and finance; the Company's Dart subsidiary employed a total of 15 persons, including 5 in manufacturing, assembly and customer service, 2 in R&D, 5 in sales and marketing and 3 in administration and finance; the Company's Canadian subsidiaries employed a total of 111 persons, including 53 in manufacturing, assembly and customer service, 44 in R&D, 2 in sales and marketing and 12 in administration and finance; the Company's Australian subsidiary employed a total of 6 persons, including 3 in manufacturing, assembly and customer service, 1 in program management and 2 in administration and finance; and the Company's Singapore subsidiary contracted with one person in program management. The majority of the Company's employees are located at its headquarters, with salespersons in California, Colorado, Georgia, Illinois, Kentucky, New Jersey, New Mexico, Virginia and Wyoming. None of the employees is unionized.

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

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company's contracts have been obtained on a sole source basis while others were obtained through a competitive bidding process. The extent to which the Company's contracts and orders are obtained through a competitive bidding process rather than as sole source contracts may affect the Company's profit margins. The contracts obtained by the Company in the future may also be cost-reimbursement type contracts rather than fixed-price contracts and in any such case may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The executive officers of the Company and their ages and positions with the Company as of June 29, 1999 are as follows:

  NAME                                    AGE                  POSITION
  ----                                    ---                  --------
  Peter A. Marino.......................  56    President, Chief Executive Officer and
                                                  Director
  Robert F. Mecredy.....................  51    Executive Vice President
  John A. Morelli.......................  50    Chief Financial Officer and Treasurer
  Juan C. G. de Ledebur.................  43    Vice President, Sales and Marketing
  C. Glenn Marsh........................  60    Vice President, Operations

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

     John A. Morelli has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli previously served as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during their acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm with the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing & modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.

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

     C. Glenn Marsh has served as Vice President , Operations since January 1999. Mr. Marsh previously served as Director of Operations from June 1998 to January 1999. Mr. Marsh previously served as Director of Programs from March 1997 to June 1998. Prior to joining the Company, Mr. Marsh served as a commissioned officer in the U.S. Army for over 30 years, retiring in 1996 as a Lieutenant General. During his military service, General Marsh commanded at every level in the U.S. Army from platoon to corps.

ITEM 2.  PROPERTIES

     The Company's headquarters and primary facility, at which it performs manufacturing, assembly, R&D, sales, marketing, financial and administrative functions, is a leased property of approximately 98,100 square feet located near Atlanta. The lease expires in 2008 with three five-year options to extend the lease beyond such date. The Company also leases an 18,600 square foot facility located close to its primary facility, which it uses for certain test functions. The lease expires in 2002, however, the Company has pursued sublease opportunities throughout Fiscal Year 1999. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations." The Company's U.K. subsidiary occupies a leased facility in Lincolnshire, England, of approximately 12,000 square feet, at which the subsidiary performs manufacturing, assembly, service, training and administrative functions. The lease on the U.K. facility expires in 2003. The Company's Netherlands subsidiary occupies a leased facility of approximately 4,800 square feet in Waardenburg, the Netherlands, at which the Netherlands subsidiary performs service and administrative functions. The lease expires in 2000. Simtran, one of the Company's Canadian subsidiaries, performs its operations in Quebec in leased facilities containing approximately 38,800 square feet. The lease expires in 2001. The Company's Australian subsidiary occupies a leased facility in Albury, New South Wales, of approximately 8,000 square feet. The subsidiary performs assembly, service, training and administrative functions. The lease expires in 2000. Dart, located in Aurora, Colorado, leases an approximately 7,800 square foot facility. The lease expires in 2000. Dart performs assembly, service, training and administrative functions.

ITEM 3.  LEGAL PROCEEDINGS

     The Company actively participated in a competitive bidding process for the U.S. Army Engagement Skills Trainer ("EST") program, a U.S. Military procurement anticipated to be at least as large as the Company's U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court could rule on the Company's protest. As part of this action, the Company requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. On November 17, 1998, the Company filed a motion in the US Court of Federal Claims to dismiss the action thus enabling the U.S. Army to award a contract to ECC International for the EST program. ECC International subsequently awarded a contract to the Company which provides that the Company is the exclusive supplier of all weapons simulators for the U.S. Army program. The Company is performing under this multi-year contract.

     On October 3, 1997, Dart, was sued by Advance Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. Discovery is ongoing at this time, and no dispositive motions have been filed or heard. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

     On January 1999, FATS was sued by AIS for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,823,779 (the "779 Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter-claimed seeking declaratory judgement that the 779 Patent is invalid, among other claims. Discovery has not yet begun on this case. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, or results of operations.

     The Company is involved in additional legal proceedings in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq Market since November 27, 1996. Prior to such date, there was no public trading market for the Common Stock. The listing of the Company's stock was moved from the Nasdaq National Market to the Nasdaq Small Cap Market effective January 27, 1999. In the future, should the Company meet the National Market requirements, it will reapply for listing. As of June 29, 1999, there were 123 holders of record of the Company's Common Stock. The high and low sales prices of the Common Stock during the period from April 1, 1997 through the year ended March 31, 1999 were as follows:

                          QUARTERLY STOCK PRICE RANGE

                                                               HIGH     LOW
                                                              ------   -----
First Quarter 1998..........................................  $15.50   $9.13
Second Quarter 1998.........................................   14.25    5.75
Third Quarter 1998..........................................    7.50    5.00
Fourth Quarter 1998.........................................   10.44    5.34
First Quarter 1999..........................................    8.88    2.44
Second Quarter 1999.........................................    4.00    0.69
Third Quarter 1999..........................................    3.25    0.75
Fourth Quarter 1999.........................................    1.75    1.03

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

RECENT SALES OF UNREGISTERED SECURITIES

     On November 13, 1998, the Company entered into a Securities Purchase Agreement with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P. (the "Centre Entities") whereby the Centre Entities, for $3,000,030, purchased 18,182 units of a security comprised of 18,182 shares of Series A Preferred Stock (the "Preferred Stock") and an aggregate 2,909,120 non-detachable warrants at a price of $1.03125. The security includes one share of Preferred Stock and 160 warrants, and bears a divided of 8% per annum payable quarterly in additional units of the security. The warrants and the Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. Exemption for such transaction from registration under the Securities Act is claimed in a reliance on the exemption from registration under
Section 4(2) of the Securities Act.

ITEM 6.
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected financial data of the Company for each of the last five years set forth below have been derived from the Company's consolidated financial statements for each of the five fiscal years ended March 31, 1999, which financial statements have been audited by Arthur Andersen LLP. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the "Index to Financial Statements" (together with the notes and other reports relating to such financial statements).

                                                                       FISCAL YEAR ENDED MARCH 31,
                                                                       ---------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $55,514   $73,547   $90,806   $65,439   $29,164
  Cost of revenues...............................   35,537    33,867    44,214    30,902    14,230
                                                   -------   -------   -------   -------   -------
  Gross profit...................................   19,977    39,680    46,592    34,537    14,934
                                                   -------   -------   -------   -------   -------
  Operating expenses:
     Selling, general and administrative
       expenses..................................   10,204    15,036    15,016    12,087     8,169
  Research and development expenses..............    3,963     6,475     4,224     2,781     2,296
  Depreciation and amortization..................    1,938     1,042       473       386       330
  Nonrecurring Restructuring Charge..............      870        --        --        --        --
  Acquired in-process research and development
     charge......................................       --     4,000        --        --        --
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   16,975    26,553    19,713    15,254    10,795
                                                   -------   -------   -------   -------   -------
Operating income.................................    3,002    13,127    26,879    19,283     4,139
Interest income (expense), net...................   (7,316)   (5,905)   (6,069)      165        12
Nonrecurring recapitalization expenses...........       --        --    (1,181)       --        --
Other income (expense), net......................     (400)      (97)       71       (93)       66
                                                   -------   -------   -------   -------   -------
(Loss)/Income before income taxes and
  extraordinary item.............................   (4,714)    7,125    19,700    19,355     4,217
(Benefit)/Provision for income taxes.............   (1,700)    3,892     7,359     6,565     1,387
                                                   -------   -------   -------   -------   -------
(Loss)/Income before extraordinary item..........   (3,014)    3,233    12,341    12,790     2,830
Extraordinary item, net of income tax............       --        --    (3,327)       --        --
                                                   -------   -------   -------   -------   -------
Net (loss)/Income before Accretion of Preferred
  Stock..........................................  $(3,014)  $ 3,233   $ 9,014   $12,790   $ 2,830
                                                   -------   -------   -------   -------   -------
Accretion of Preferred Stock.....................      (93)       --        --        --        --
                                                   -------   -------   -------   -------   -------
Net (loss)/income attributable to Common.........   (3,107)  $ 3,233   $ 9,014   $12,790   $ 2,830
                                                   -------   -------   -------   -------   -------
Shareholders
Basic (loss)/earnings per share(1)...............  $ (0.15)  $  0.16   $  0.55   $  0.89   $  0.20
                                                   =======   =======   =======   =======   =======
Diluted (loss)/earnings per share(1).............  $ (0.15)  $  0.15   $  0.50   $  0.80   $  0.18
                                                   =======   =======   =======   =======   =======
Weighted average common shares -- basic(1).......   20,686    20,408    16,489    14,402    14,402
                                                   =======   =======   =======   =======   =======
Weighted average common shares -- diluted(1).....   20,686    21,456    18,009    16,029    16,029
                                                   =======   =======   =======   =======   =======

                                                                     FISCAL YEAR
                                                                        ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                               1999     1998      1997
                                                              ------   -------   -------
PRO FORMA STATEMENT OF OPERATIONS DATA:(2)
Operating income............................................  $3,002   $13,127   $26,879
(Loss)/Income before income taxes...........................  (4,714)    7,125    21,408
Net (loss)/income...........................................  (3,107)  $ 3,233   $13,560
                                                              ======   =======   =======
Basic (loss)/earnings per share.............................  $(0.15)  $  0.16   $  0.66
                                                              ======   =======   =======
Diluted (loss)/earnings per share...........................  $(0.15)  $  0.15   $  0.62
                                                              ======   =======   =======
Shares used in computation -- basic(3)......................  20,686    20,408    20,402
Shares used in computation -- diluted(3)....................  20,686    21,456    21,741

                                                     1999      1998      1997      1996      1995
                                                    -------   -------   -------   -------   ------
BALANCE SHEET DATA:
Working capital...................................  $27,010   $18,907   $20,350   $20,260   $7,657
Total assets......................................   60,150    56,380    42,121    33,820   16,817
Total debt, including current maturities..........   72,200    63,000    58,600        --       --
Stockholders' equity (deficit)....................  (29,633)  (28,231)  (31,378)   21,262    8,484

---------------

(1) Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the Company's initial public offering, (the "Offering") that was consummated on November 26, 1996 have been included in the calculation of weighted average common shares as if they were outstanding for all periods prior to the Offering, regardless of whether they are dilutive. Accordingly, the weighted average common shares for all periods presented reflects: (i) the issuance of shares to the Centre Entities and the repurchase of shares from THIN International pursuant to the Recapitalization; (ii) all shares issuable upon exercise of stock options granted (using the treasury stock method); (iii) 288,434 shares issuable upon exercise of the NationsBridge Warrants; (iv) all shares granted to management within 12 months of the Offering; and (v) all shares purchased by management within 12 months of the Offering.
(2) Pro forma statement of operations data give effect to the Recapitalization, the consummation of the Offering and the application of the net proceeds from the Offering after deducting the underwriting discount and offering expenses as if they occurred at the beginning of the respective period. Adjustments to the historical statement of operations data represent the net effect of: (i) interest on borrowings under the Senior Bank Debt at effective interest rates of 8.4% to 9.1% representing interest rates in effect at the time of the Recapitalization and the Bridge Notes at an average effective interest rate of 13.3% and amortization of related deferred financing costs; (ii) elimination of interest and amortization of deferred financing costs due to repayment of the Bridge Notes and repayment of a portion of the Senior Bank Debt; and (iii) the effect of the pro forma adjustments on the provision for income taxes. The effect of the nonrecurring recapitalization expenses and the extraordinary loss on the early extinguishment of debt as a result of the repayment of the Bridge Notes and repayment of a portion of the Senior Bank Debt have not been included in the pro forma statement of operations data as the nonrecurring recapitalization expenses and the extraordinary loss are assumed to occur immediately prior to the period presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Extraordinary Loss," "-- Recapitalization" and Notes 4 and 10 of Notes to Consolidated Financial Statements.
(3) Shares used in computation include the effect of 6,000,000 shares of Common Stock issued and sold by the Company as part of the Offering and 1,338,248 shares of Common Stock issuable upon the exercise of outstanding options (net of 404,586 shares assumed to be repurchased by the Company using the treasury stock method). See "Business -- History", "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recapitalization" and Note 5 of Notes to Consolidated Financial Statements.

                              RECENT DEVELOPMENTS

     The Company, on April 30, 1999, agreed to a revision of certain financial covenants under its senior credit facility, which will result in payment of a 1.00% fee to members of the NationsBank syndicate on their outstanding commitments to the Company as of April 30, 1999 and the reduction of $1,500,000 in permitted borrowings under the revolving credit line. In addition, on June 1, 1999, the Company established an additional line of credit in the amount of $3,000,000 with a financial institution with a maturity date of May 26, 2000. The payment of obligations under this revolving credit facility is guaranteed by the Centre Entities, as defined. The line of credit bears interest at the rate of 2.50% over LIBOR or 1.00% over the Prime rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the leading worldwide producer of interactive simulation systems designed to provide training in the handling and use of small and supporting arms. As a result of the Simtran acquisition, the Company acquired contracts to deliver air defense and armored vehicle products. The Company has focused its sales efforts primarily in the U.S. and international military and law enforcement market and more recently has begun to sell simulation training systems in the hunter and sports training component of the market.

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

     Although the Company sells its products and services to a large number of military and law enforcement agencies in the U.S. and internationally, the top five customers accounted for approximately 62.3%, 60.7% and 76.3% of the Company's revenues in fiscal 1999, 1998 and 1997, respectively. A significant increase or decrease in demand by a large customer can have a substantial effect on the Company's revenues, and revenues from any one customer can vary materially from period to period. In addition, although the Company has experienced an increased demand for its products in recent years despite decreases in general levels of defense spending, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company's future results of operations and financial condition. A significant portion of the Company's sales are also made to customers located outside the U.S., primarily in Europe and Asia. During fiscal 1999, 1998 and 1997, approximately 64.2%, 46.0%, and 31.3%, respectively, of the Company's revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance for simulation-based training systems continues to grow and U.S. military orders are less significant. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. The Company has experienced some delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Certain of the Company's international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations has not been material.

     Cost of revenues generally includes materials, direct labor, overhead and other direct costs. Operating expenses include selling, general and administrative expenses, R&D expenses and depreciation and amortiza-tion. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents' commissions and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred and has funded all of its R&D efforts over the past 15 years primarily through internally generated funds.

  U.S. Marine Corps Contract

     In August 1994, through competitive bidding, the Company was awarded a fixed-price contract ("Contract 2014") with the U.S. Marine Corps for the supply of small and supporting arms simulators. This contract also contains provisions which have enabled purchases under the contract of firearms simulators by the U.S. Army. The total initial contract amount was $16.1 million, and options exercised and contract modifications made have increased that amount by a total of $98.6 million through March 31, 1999. Deliveries under Contract 2014 commenced in the fourth quarter of fiscal 1995 and totaled $97.6 million prior to contract expiration on March 31, 1999.

  U.S. Army EST Procurement Process

     The Company actively participated in a competitive bidding process for the U.S. Army Engagement Skills Trainer ("EST") program, a U.S. Military procurement anticipated to be at least as large as the Company's U.S. Marine Corps Contract 2014. On May 14, 1998, the Company received notification on behalf of the U.S. Army that its proposal in response to the ongoing competition had been excluded from further consideration. On June 2, 1998, the Company filed an action in the United States Court of Federal Claims to protest this decision, and to obtain an injunction against any award of the EST contract until the Court could rule on the Company's protest. As part of this action, the Company requested that the Court order the procurement authority to continue its consideration of the Company's proposal and to engage in meaningful discussions with the Company. On November 17, 1998, the Company filed a motion in the US Court of Federal Claims to dismiss the action thus enabling the U.S. Army to award a contract to ECC International for the EST program. ECC International subsequently awarded a contract to the Company which provides that the Company is the exclusive supplier of all weapons simulators for the U.S. Army program. The Company has begun performing under this multi-year contract which did not have a material effect on fiscal year 1999 revenues.

  Backlog

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of March 31, 1999, the Company had a backlog of approximately $28.0 million, comprised of $21.9 million from FATS international customers, $4.1 from Simtran's Canadian customers and $1.7 million from FATS U.S. military customers. Recognition of Simtran's backlog will be dependent upon delivery and acceptance of its products currently under development. Approximately $22.7 million of the contracted orders are scheduled for delivery during fiscal year 2000. As of March 31, 1998, the Company had a backlog of approximately $49.4 million, comprised of $27.4 million from FATS international customers, $18.9 from Simtran's Canadian customers and $2.2 million from FATS U.S. military customers.

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

  Acquired In-Process Research and Development Charge

     The Company recognized a non-recurring acquired in-process research and development charge in connection with the acquisition of Simtran completed on March 5, 1998. Based on an assessment by the Company, in conjunction with an independent valuation firm, it was determined that $4.0 million (or $0.19 per diluted share) of Simtran's purchase price represented technology that did not meet the accounting definition of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

  Nonrecurring Restructuring Charge

     The Company recognized a non-recurring restructuring charge of $870,000 (or $.03 per diluted share) related to a workforce reduction and certain other measures implemented to enhance future profitability in fiscal year 1999.

  Growth Strategy

     The Company has experienced significant growth in its sales during recent years, primarily, due to large program sales such as to the U.S. Marine Corps, U.S. Army National Guard, U.S. Air Force, U.K. Ministry of Defence, Italian Armed Forces, Royal Netherlands Army, and various other armed forces and law enforcement activities. The company intends to seek further growth through expanded sales of its existing products in its target markets as well as the development of new products and markets and through strategic partnerships. The Company's growth strategy includes the following core elements:

     Increase Market Penetration. The Company is seeking to broaden acceptance of its products and increase sales to military, law enforcement agencies and commercial firearms and archery dealers in the U.S. and internationally. While continuing to acquire new customers by demonstrating the cost-effectiveness and training benefits of its products, the Company also focuses on generating repeat orders from existing customers. The Company has found that its customers often order additional simulation systems after an initial purchase once they experience the advantages of the FATS(R), Simtran and DART systems. In addition, in recent years, the Company has begun to focus on generating follow-on orders through systems upgrades, software and other auxiliary products.

     Continue New Product Development. A key element of the Company's growth strategy is new product development. The Company believes that it can continue to develop new products as a result of its R&D efforts and its understanding of the needs of its customers. Addition of an indirect fire simulator for artillery and naval gunfire has resulted in the award of an additional contracts with the Canadian and Australian Armed Forces beyond small arms simulators and may assist the Company in gaining additional new contracts. The Company is also developing simulators for newly emerging weaponry and products integrating current systems with larger weapons system simulators, such as those currently being developed by Simtran. In addition, the Company is currently developing simulation products for training law enforcement personnel in the use of less-than-lethal force (e.g., tear gas, batons, sticky foam and bean bag shotguns).

     Expand into New Markets. Management believes that opportunities exist for sales beyond the Company's traditional military and law enforcement customers. The Company sought to increase its penetration in the hunter and sports training component of the market by acquisition of Dart. The Company believes that potential customers for products related to hunter education include both state and federal agencies which have shown interest in simulation as a means of promoting hunter safety and conservation as well as firearms dealers interested in the use of simulators for competitive shooting exercises, hunter training and home security programs.

     Pursue Selected Strategic Alliances. As an alternative or a supplement to the internal development of additional product lines, new products could be developed or added to the FATS(R) line by means of strategic acquisitions, joint ventures or partnerships. In particular, an acquisition of a company with a strong brand name in lower price point or different products could permit the Company to expand its product line, while maintaining the premium position of the FATS(R) brand name such as the earlier acquisitions of ICAT, Simtran and Dart completed within the last eighteen months.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of gross revenues for the periods indicated:

                                                            FISCAL YEAR ENDED MARCH 31,
                                                            ----------------------------
                                                             1999       1998       1997
                                                            ------     ------     ------
Revenues..................................................  100.0%     100.0%     100.0%
Cost of revenues..........................................   64.0       46.1       48.7
                                                            -----      -----      -----
Gross profit..............................................   36.0       53.9       51.3
                                                            -----      -----      -----
Operating expenses:
  Selling, general and administrative expenses............   18.4       20.5       16.5
  Research and development expenses.......................    7.1        8.8        4.7
  Depreciation and amortization...........................    3.5        1.4        0.5
  Nonrecurring restructuring charge.......................    1.6         --         --
  Acquired in-process research and development charge.....     --        5.4         --
                                                            -----      -----      -----
          Total operating expenses........................   30.6       36.1       21.7
                                                            -----      -----      -----
Operating income..........................................    5.4       17.8       29.6
Interest income (expense), net............................  (13.2)      (8.0)      (6.7)
Nonrecurring recapitalization expenses....................     --         --       (1.3)
Other income (expense), net...............................   (0.7)      (0.1)       0.1
                                                            -----      -----      -----
(Loss)/Income before income taxes and extraordinary
  item....................................................   (8.5)       9.7       21.7
(Benefit)/Provision for income taxes......................   (3.1)       5.3        8.1
                                                            -----      -----      -----
(Loss)/Income before extraordinary item...................   (5.4)       4.4       13.6
Extraordinary item, net of income tax.....................     --         --       (3.7)
Accretion of preferred stock..............................    (.2)        --         --
                                                            -----      -----      -----
Net (loss)/income.........................................   (5.6)%     4.4%       9.9%
                                                            =====      =====      =====

  Fiscal Year Ended March 31, 1999 Compared to the Fiscal Year Ended March 31, 1998

     Revenues. Revenues decreased $18.0 million, or 24.5%, to $55.5 million for fiscal 1999 as compared to $73.5 million for fiscal 1998. This decline was attributable to a $20.5 million decrease, or 68.3%, to a level of $9.5 million in sales to the U.S. military. The decline in sales to the U.S. military was due primarily to a decrease in sales to the U.S. Marine Corps as Contract 2014 expired. This decrease was partially offset by an increase of $1.8 million, or 5.3%, to $35.6 million, in international sales. Sales to U.S. law enforcement customers for fiscal 1999 decreased by $.7 million, or 8.8%, to $7.9 million. Sales to U.S. Hunter/Sports customers increased by $1.4 million, or 129.2%, to $2.5 million primarily as a result of the Dart acquisition.

     Cost of Revenues. Cost of revenues increased $1.7 million, or 4.9%, to $35.5 million for fiscal year 1999 as compared to $33.9 million for fiscal 1998. As a percentage of revenues, cost of revenues increased to 64.0% for fiscal 1999 as compared to 46.1% for fiscal 1998. This increase was due to customer and product mix changes, the effect of greater competition eroding traditionally high international gross margins, and the absorption of low margin programs from the acquisition of existing Simtran contracts.

     Gross Profit. As a result of the foregoing, gross profit decreased $19.7 million, or 49.7% to $20.0 million, or 36.0% of revenues, for fiscal 1999 as compared to $39.7 million, or 53.9% of revenues, for fiscal 1998.

     Total Operating Expenses. Total operating expenses decreased $9.6 million, or 36.1% to $17.0 million for fiscal 1999 as compared to $26.6 million for fiscal 1998. Total operating expenses as a percentage of revenues decreased to 30.6% for fiscal 1999 from 36.1% for fiscal 1998. This decrease was primarily a result of a $4.0 million acquired research and development charge included in fiscal 1998 related to the Simtran acquisition in addition to cost reductions in marketing and administration. Selling, general and administrative expenses decreased as a percentage of revenue to 18.4% for fiscal 1999 from 20.5% for fiscal 1998 as a result of work force and other operating expense reductions. Research and development costs decreased $2.5 million, or 38.8%, from fiscal 1998 to fiscal 1999 due to the completion of next generation digital products.

     Operating Income. As a result of the foregoing, operating income decreased $10.1 million, or 77.1%, to $3.0 million, or 5.4% of revenues, for fiscal 1999 as compared to $13.1 million, or 17.8% of revenues, for fiscal 1998.

     Other Income (Expense), net. Net interest expense totaled $7.3 million, or 13.2% of revenues for fiscal 1999 as compared to net interest expense of $5.9 million, or 8.0% for fiscal 1998. Other income (expense), net for fiscal 1999 primarily includes a charge of $.4 million related to foreign currency exchange cost associated with international revenues. In addition, higher amounts of interest expense were incurred because of additional borrowings at higher interest rates by the Company.

     (Benefit)/Provision for Income Taxes. The effective tax rate decreased to 36.0% of income before income taxes for fiscal 1999 compared to 54.6% of income before taxes for fiscal 1998. This decrease reflects the current federal tax rate for the company's current taxable income level. Fiscal 1998 earnings included a charge for acquired in-process research and development expense related to the Simtran acquisition, which was not deductible for income tax purposes.

     (Loss)/Income Before Extraordinary Item.  As a result of the foregoing,
(loss)/income before extraordinary item decreased $6.2 million, to a loss of $3.0 million, or -5.4% of revenues for fiscal 1999 as compared to income of $3.2 million, or 4.4% of revenues for fiscal 1998.

     Accretion of Preferred Stock. The issuance of $3.0 million in class A preferred stock in November 1998 resulted in an expense for accretion of $.09 million for fiscal year 1999.

     Net (Loss)/Income. As a result of the foregoing, net income as reported decreased $6.3 million, to a loss of $3.1 million or ($0.15) per diluted share, or -5.6% of revenues for fiscal 1999 as compared to income of $3.2 million or $0.15 per diluted share, or 4.4% of revenues for fiscal 1998.

  Fiscal Year Ended March 31, 1998 Compared to the Fiscal Year Ended March 31, 1997

     Revenues. Revenues decreased $17.3 million, or 19.0%, to $73.5 million for fiscal 1998 as compared to $90.8 million for fiscal 1997. This decrease was attributable to a $23.8 million decrease, or 44.2%, to 30.0 million in sales to the U.S. military due primarily to a decrease in sales to the U.S. Marine Corps as significant portions of Contract 2014 were completed. This decrease was partially offset by an increase of $5.4 million, or 18.9%, to $33.8 million, in international sales. Sales to U.S. law enforcement customers for fiscal 1998 increased by $1.5 million, or 21.8%, to $8.6 million. Sales to U.S. Hunter/Sports customers decreased by $0.4 million, or 25.9%, to $1.1 million.

     Cost of Revenues. Cost of revenues decreased $10.3 million, or 23.4%, to $33.9 million for fiscal year 1998 as compared to $44.2 million for fiscal 1997. As a percentage of revenues, cost of revenues decreased to 46.1% for fiscal 1998 as compared to 48.7% for fiscal 1997. This decrease was due to customer and product mix changes primarily due to a decrease in sales to U.S. military customers which traditionally have lower gross margins.

     Gross Profit. As a result of the foregoing, gross profit decreased $6.9 million, or 14.8% to $39.7 million, or 53.9% of revenues, for fiscal 1998 as compared to $46.6 million, or 51.3% of revenues, for fiscal 1997.

     Total Operating Expenses. Total operating expenses increased $6.8 million, or 34.7% to $26.6 million for fiscal 1998 as compared to $19.7 million for fiscal 1997. Total operating expenses as a percentage of revenues increased to 36.1% for fiscal 1998 from 21.7% for fiscal 1997. This increase was primarily a result of the $4.0 million acquired research and development charge related to the Simtran acquisition. Selling, general and administrative expenses increased as a percentage of revenue to 20.5% for fiscal 1998 from 16.5% for fiscal 1997 as a result of the decrease in revenues. Research and development costs increased $2.3 million, or 53.3%, from fiscal 1997 to fiscal 1998 due to continued efforts in developing new and improving existing products.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 1997 and ending March 31, 1999. Such information, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

                                                                  QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                           FISCAL YEAR 1999                           FISCAL YEAR 1998
                                ---------------------------------------    ---------------------------------------
                                MARCH 31   DEC. 31   SEPT. 30   JUNE 30    MARCH 31   DEC. 31   SEPT. 30   JUNE 30
                                --------   -------   --------   -------    --------   -------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................  $14,824    $16,314   $12,111    $12,265    $17,421    $18,102   $19,415    $18,609
Gross Profit..................    4,634      6,579     4,050      4,714      9,979      9,023    10,310     10,368
Operating Income..............    1,560      2,207       577     (1,342)      (514)     4,034     4,710      4,897
Income/(Loss) before income
  taxes and extraordinary
  item........................      109       (389)   (1,377)    (3,057)    (2,020)     2,465     3,264      3,416
Net income/(loss) before
  extraordinary item..........        8       (271)     (826)    (2,018)    (2,693)     1,651     2,089      2,186
Net income/(loss).............        8       (271)     (826)    (2,018)    (2,693)     1,651     2,089      2,186
Basic earnings/(loss) per
  share before extraordinary
  item........................     0.00      (0.01)    (0.04)     (0.10)     (0.13)      0.08      0.10       0.11
Diluted Earnings/(loss) per
  share before extraordinary
  item........................     0.00      (0.01)    (0.04)     (0.10)     (0.13)      0.08      0.10       0.10
Basic earnings/(loss) per
  share.......................     0.00      (0.01)    (0.04)     (0.10)     (0.13)      0.08      0.10       0.11
Diluted Earnings/(loss) per
  share.......................     0.00      (0.01)    (0.04)     (0.10)     (0.13)      0.08      0.10       0.10

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

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

     The Company's primary sources of liquidity and capital resources are cash generated from operating activities, the NationsBank Credit Agreement, a revolving line of credit in the amount of $3,000,000 and the additional equity investment from the Centre Entities.

     At March 31, 1999, the Company's ability to continue as a going concern is subject to several business and market risks. The risks are (1) a large receivable which is supported by a performance letter of credit from an international customer must be received by the Company in the immediate future;
(2) the Company has not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow cannot be assumed; and (3) the Company must receive new contracts for product to be delivered in the current fiscal year in order to achieve its revenue projections since the Company has entered the new fiscal year with a significantly smaller backlog than in the previous two fiscal years. The Company's large international receivable is secured by a performance letter of credit. The Company has been orally assured by the relevant authority that performance will be certified but is awaiting completion of necessary payment authorization documentation.

     Management's plans in response to the above risks are (1) the Company continues to take steps to further reduce cost and reinforce cost control measures related to assure operations are conducted at the lowest cost possible;
(2) the Company remains focused on revenue maximization and has determined to place greater emphasis on the domestic and international law enforcement business through release of new products in this market sector; (3) the Company has begun aggressively pursuing third party relationships in order to develop additional new revenue and cash generating opportunities; and (4) Management efforts have been focused to insure prompt collection of the large international receivable which it believes is likely to occur.

     The Company believes that this business strategy may achieve positive operating margins over time, provided that the Company collects the large international receivable outstanding and achieves the new business revenue targets needed to finance working capital needs. There can be no assurances that this strategy will be successful or that the new business revenue targets can be met in order to meet working capital needs. These factors, discussed in the note above, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     On March 31, 1999, the Company and the Lenders amended the NationsBank Credit Agreement (the "third amendment") to provide among other things for a reduction in available borrowings of $1,500,000 as of April 30, 1999, payment of a reduction fee to the lenders of 1.00% of the total borrowings outstanding, certain financial reporting requirements to the Lenders and the forbearance of the Lenders from exercising rights and remedies during the period of time until April 30, 1999 while the Company negotiated further amendments of the financial covenants. On April 30, 1999 the Company and the Lenders amended the NationsBank Credit Agreement (the "fourth amendment") to provide for payment of an amendment fee, waiver of certain financial covenants and agreement on new levels of financial covenants for the next operating year. However, there is no assurance that the Company will meet these covenants and further borrowing will be available should it fail to do so. The Company currently has borrowings of $20.5 million and has outstanding letters of credit of approximately $1.5 million under the $22.0 million revolving credit facility of the NationsBank Credit Agreement. The Company believes that the cash flow from operations combined with bank borrowings and the additional equity investment from the Centre investors will be sufficient to meet the Company's presently anticipated working capital , capital expenditure and debt service needs for the next 12 months.

     On June 1, 1999, certain subsidiaries of the Company established a revolving line of credit (the "Subsidiary Line") in the amount of $3,000,000 with a financial institution with a maturity date of May 26, 2000. The payment of obligations under the Subsidiary Line are guaranteed by Centre Entities as well as by the Company and certain of its subsidiaries. The Subsidiary Line of credit bears interest at the rate of 2.50% over LIBOR or 1.00% over the Prime rate. The Company currently has borrowings of $2,000,000 under the Subsidiary Line.

     The Company entered into the Senior Bank Debt and borrowed an aggregate of $76 million in connection with the Recapitalization. See "Business -- History." The Senior Bank Debt provided for credit facilities in an aggregate amount of $85 million, consisting of (i) a $15 million revolving credit line, (ii) a Tranche A Term Loan Facility with an initial amount of $30 million, and (iii) a Tranche B Term Loan Facility with an initial amount of $40 million. The Company used approximately $11.2 million of the net proceeds from the Offering to reduce the borrowings under the Senior Bank Debt and as of October 15, 1997 amended the credit facility to provide an additional $10 million under the revolving credit line. See Notes 5 and 11 of Notes to Consolidated Financial Statements. As a result of and after giving effect to the application of the net proceeds of the Offering to reduce the borrowed amount, the quarterly principal payments in respect to Tranche A Term Loan Facility and the Tranche B Term Loan Facility commenced on December 31, 1997; from December 31, 1997 through June 30, 1998, the aggregate amount of such scheduled principal payments was approximately $0.8 million per quarter and from September 30, 1998 through March 31, 2001, the aggregate amount of such scheduled principal payments will be approximately $1.5 million per quarter. In addition, the Company will be required to make quarterly interest payments on such indebtedness. The amendment entered into as of November 13, 1998 provided for an additional increase to the interest rates to the revolving credit line, the Tranche A Term Loan Facility and Tranche B Term Loan Facility of .50%. The revolving credit line, the Tranche A Term Loan Facility and the Tranche B Term Loan Facility bear interest at variable rates, which were approximately 8.97%, 8.90% and 9.15%, respectively, at March 31, 1999. The Senior Bank Debt is guaranteed by the Company and is secured by a pledge of all of the stock of the Drop Down Subsidiary and a security interest in the assets of the Drop Down Subsidiary.

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

     The Company's operating activities used cash of approximately $9.0 million in fiscal year 1999 and generated cash of approximately $6.4 million and $6.1 million in fiscal 1998 and 1997, respectively. The cash used by operations in fiscal year 1999 was primarily from recognition of deferred revenue and payment of accrued liabilities. The cash generated from operations was partially offset by increases in accounts receivable and inventories in fiscal 1998 and 1997. The Company's investing activities used cash of approximately of $3.0 million, $8.2 million and $2.0 million in fiscal 1999, 1998 and 1997, respectively. The Company's use of cash for investing activities in 1998 was due to payments for acquisitions and capital expenditures. The Company's use of cash in investing activities in 1999 and 1997 was due to capital expenditures. In fiscal year 1999, the Company generated cash of $11.5 million in financing activities, primarily in connection with long-term debt borrowed to finance fiscal year 1998 acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for the Company's fiscal year ending March 31, 2001. Management does not believe that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations.

YEAR 2000 ISSUES

     The Year 2000 issue, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Company believes that it has modified or replaced its affected systems. A complete evaluation has been made on all internal systems, including items such as voice mail, automated badge entry, email, payroll, accounting and manufacturing. There are no known problems at this time. The Company has completed the modifications to all of its information systems. All network servers have been assessed and tested as Year 2000 compliant. In addition, the Company has an ongoing policy of upgrading and testing for Year 2000 compliance, as new software packages become available. The Company is satisfied that its customer base is aware of the Year 2000 issue and is proactively working to ensure that there are no problems associated with Year 2000. The Company expects that its systems will be fully operational and will not cause any material disruptions because of Year 2000 issues. Because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these groups are not capable of correcting their Year 2000 issues, if any. The Company expects that its systems will be fully operational and will not cause any material disruption because of Year 2000 issues. The Company has an ongoing process to continue evaluation of all critical systems, products, suppliers and customers from now until the Year 2000 and beyond. The Company does not expect to incur any additional costs for the Year 2000 issue. The Year 2000 issue resolution includes a final re-verification test of all systems and a contingency plan (manual backup) to be implemented and validated by the fourth quarter of calendar year 1999. The Company does not expect that the Year 2000 issue will have a material impact on the results of operations, liquidity or consolidated financial position of the Company.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a number of market risks in the ordinary course of business, such as, foreign currency exchange risk in the fulfillment of international contracts and interest rate risk associated with non trading assets utilized to manage the interest rate cost of the outstanding long term liabilities. The Company's net exposure to interest rate risk consists of its floating rate debt which is tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for 1999 would have increased by approximately $.50 million. The current interest rate swap agreement provides for payments to be made to the swap holder (NationsBank), if interest rates fall from current levels and for payments to be made to the Company if interest rates increase above a specific level. The Company has examined the exposures to all of these risks and has concluded that none of these exposures is material to fair values, cash flows or earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Statement Schedule and Notes to Consolidated Financial Statements that appear on pages F-1 through F-25 and S-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained under the heading "Nominees for Election to the Board of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, including any information with respect to compliance by directors, officers and beneficial owners of more than 10% of the Class A Common Stock with respect to Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Summary Compensation Table" "Option Grants in the Last Fiscal Year", "Fiscal Year-End Option Values", and "Directors' Compensation" in the definitive Proxy Statement to be used in connection with solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the headings "Ownership of Stock by Directors, Executive Officers and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, including any information with respect to compliance by directors, officers and beneficial owners of more than 10% of the Class A Common Stock with respect to Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of March 31, 1999 and 1998...  F-2
Consolidated Statements of Operations for the Fiscal Years
  Ended March 31, 1999, 1998 and 1997.......................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended March 31, 1999, 1998 and
  1997......................................................  F-4
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 1999, 1998 and 1997.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

     2. Financial Statement Schedule.

     The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

     Schedule II -- Valuation and Qualifying Accounts

     3. Exhibits.

     The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
 2.01       --  Recapitalization and Stock Purchase and Sale Agreement,
                dated as of June 5, 1996, among THIN International N.V.
                (formerly known as Firearms Training Systems International
                N.V.), the Company, Centre Capital Investors II, L.P.,
                Centre Partners Coinvestment L.P., Centre Parallel
                Management Partners, L.P., Centre Capital Offshore
                Investors, II, L.P., Centre Capital Tax-exempt Investors II,
                L.P., State Board of Administration of Florida and Centre
                Partners Management LLC. (filed as Exhibit 2.01 to the
                Company's Registration Statement No. 333-13105)
 2.01-01    --  Letter Agreement, dated July 9, 1996, amending the
                Recapitalization and Stock Purchase and Sale Agreement.
                (filed as Exhibit 2.02 to the Company's Registration
                Statement No. 333-13105)
 2.01-02    --  First Amendment, dated as of July 31, 1996, to the
                Recapitalization and Stock Purchase and Sale Agreement.
                (filed as Exhibit 2.03 to the Company's Registration
                Statement No. 333-13105).
 2.02       --  Letter Agreement, dated November 1, 1996, from the Company to THIN International N.V. regarding payment of the
                Contingent Payment pursuant to the Recapitalization and
                Stock Purchase and Sale Agreement. (filed as Exhibit 2.04 to the Company's Registration Statement No. 333-13105)
 3.01       --  By-laws of the Company. (filed as Exhibit 3.06 to the
                Company's Registration Statement No. 333-13105)
 3.02       --  Restated Certificate of Incorporation of the Company, dated
                December 23, 1996. (filed as Exhibit 3.03 to the Company's
                Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                December 31, 1996)

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
 3.03       --  Certificate of Designation of Series A Preferred Stock of
                the Company setting forth the powers, preferences, rights, qualification, limitations and restrictions of the series
                dated November 13, 1998. (filed as exhibit 3.03 to the
                Company's Quarterly Report on Form 10-Q for the Fiscal
                Quarter ended December 31, 1998).
10.01-01    --  Amended and Restated Credit Agreement, dated as of October
                15, 1997, among the Company, FATS, Inc., NationsBank, N.A.
                (South) and the other Lenders named therein. (filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended September 30, 1997)
10.01-02    --  First Amendment to the Amended and Restated Credit
                Agreement, dated as of June 26, 1998, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein. (Filed as Exhibit 10.01-02 to the Company's Annual
                Report on Form 10-K for the Fiscal Year ended March 31,
                1998)
10.01-03    --  Second Amendment to the Amended and Restated Credit
                Agreement, dated as of November 13, 1998, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein. (Filed as Exhibit 10.01 to the Company's Quarterly
                Report on Form 10-Q for the Fiscal Quarter ended September
                30, 1998)
10.01-04    --  Third Amendment to the Amended and Restated Credit
                Agreement, dated as of March 31, 1999, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein.
10.01-05    --  Fourth Amendment to the Amended and Restated Credit
                Agreement, dated as of April 30, 1999, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein.
10.02       --  Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (filed as
                Exhibit 10.06 to the Company's Registration Statement No.
                333-13105)
10.03       --  Assignment and Assumption Agreement dated as of January 1,
                1997 among the Company, FATS, Inc. and NationsBank N.A.
                (South). (Filed as Exhibit 10.03 to the Company's Annual
                Report on Form 10-K for the Fiscal Year ended March 31,
                1997)
10.04       --  Borrower's Consent and Agreement dated as of October 15,
                1997 between FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the Fiscal Quarter ended September 30, 1997)
10.05       --  Pledge Agreement dated as of January 1, 1997 between the
                Company and NationsBank N.A. (South). (Filed as Exhibit
                10.03 to the Company's Annual Report on Form 10-K for the
                Fiscal Year ended March 31, 1997)
10.06       --  Parent's Consent dated as of October 15, 1997 between the
                Company and NationsBank N.A. (South). (Filed as Exhibit
                10.01 to the Company's Quarterly Report on Form 10-Q for the
                Fiscal Quarter ended September 30, 1997)
10.07       --  Option to Lease, dated May 4, 1993, between the Company and
                Technology Park/Atlanta, Inc. (filed as Exhibit 10.07 to the
                Company's Registration Statement No. 333-13105)
10.08       --  Lease, dated May 4, 1993, between the Company and Technology
                Park/Atlanta, Inc. (filed as Exhibit 10.08 to the Company's
                Registration Statement No. 333-13105)
10.08-01    --  First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company's Registration Statement No.
                333-13105)
10.08-02    --  Second Amendment to Lease Agreement, dated December 21,1995, between the Company and Schneider Atlanta, L.P. (filed as
                Exhibit 10.10 to the Company's Registration Statement No.
                333-13105).

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
10.10       --  Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy,
                Juan de Ledebur and certain other individuals. (filed as
                Exhibit 10.12 to the Company's Registration Statement No.
                333-13105)
10.11       --  Firearms Training Systems, Inc. Stock Option Plan. (filed as
                Exhibit 10.13 to the Company's Registration Statement No.
                333-13105)
10.12       --  Stock Option Agreement Series A, dated as of September 18,
                1996 between the Company and Peter A. Marino. (filed as
                Exhibit 10.14 to the Company's Registration Statement No.
                333-13105)
10.12-01    --  Schedule identifying Stock Option Agreements Series A
                substantially identical in all material respects to Exhibit
                10.12.
10.13       --  Stock Option Agreement Series B, dated as of September 18,
                1996 between the Company and Peter A. Marino. (filed as
                Exhibit 10.15 to the Company's Registration Statement No.
                333-13105)
10.13-01    --  Schedule identifying Stock Option Agreements Series B
                substantially identical in all material respects to Exhibit
                10.13.
10.14       --  Stock Option Agreement Series C, dated as of September 18,
                1996 between the Company and William J. Bratton. (filed as
                Exhibit 10.16 to the Company's Registration Statement No.
                333-13105)
10.14-01    --  Schedule identifying Stock Option Agreements Series C
                substantially identical in all material respects to Exhibit
                10.14. (filed as Exhibit 10.16.01 to the Company's
                Registration Statement No. 333-13105)
10.15       --  Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (filed as Exhibit 10.17 to the
                Company's Registration Statement No. 333-13105)
10.16       --  Registration Rights Agreement, dated as of July 31, 1996, among the Company, THIN International N.V. (formerly known as Firearms Training Systems International N.V.) and the
                Institutional Holders set forth on Schedule I thereto.
                (filed as Exhibit 10.18 to the Company's Registration
                Statement No. 333-13105)
10.17       --  Firearms Training Systems, Inc. Executive Severance Benefit
                Plan. (filed as Exhibit 10.19 to the Company's Registration
                Statement No. 333-13105)
10.18       --  Employment Agreement, dated as of September 18, 1996,
                between the Company and Peter A. Marino. (filed as Exhibit
                10.20 to the Company's Registration Statement No. 333-13105)
10.19       --  Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (filed as Exhibit 10.21 to the Company's Registration Statement No.
                333-13105)
10.19-01    --  Schedule identifying Agreements to Limit Future Competition substantially identical in all material respects to Exhibit
                10.19. (filed as Exhibit 10.21-01 to the Company's
                Registration Statement No. 333-13105)
10.20       --  License Agreement, dated October 31, 1991 by and between
                Microware Systems Corporation and the Company. (filed as
                Exhibit 10.23 to the Company's Registration Statement No.
                333-13105)
10.21       --  Warrant to purchase Class B Non Voting Common Stock of the
                Company dated November 13, 1998. (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                Quarter ended December 31, 1998).
10.22       --  Stock Option Agreement dated as of November 13, 1998 between the Company and Centre Partners Management LLC. (filed as
                Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended December 31, 1998).

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
10.23       --  Securities Purchase Agreement dated as of November 13, 1998 between the Company and Centre Entities. (filed as Exhibit
                10.23 to the Company's Quarterly Report on Form 10-Q for the
                Fiscal Quarter ended December 31, 1998).
10.24       --  Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited and Firearms
                Training Systems, B.V. and the Centre Entities dated June 1,
                1999.
10.25       --  Officer Resignation agreement between the Company and Emory
                O. Berry dated March 19, 1999.
10.26       --  Employment Agreement, dated as of April 1, 1999, between the
                Company and John A. Morelli.
11.01       --  Statement Regarding Computation of Pro Forma Net Income Per
                Common Share.
21.01       --  Subsidiaries of the Company.
23.01       --  Consent of Arthur Andersen, LLP, dated July 14, 1999.
24.01       --  Power of Attorney (set forth on page V-1).
27.01       --  Financial Data Schedule.

        (b) Reports on Form 8-K:

            None

        (c) Exhibits.

            See (a) (3) above.

        (d) Financial Statement Schedule.

            See (a) (2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Firearms Training Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced a decrease in cash flows from its current operations which raises doubt about its ability to meet its obligations as they become due and therefore raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 18, 1999 (Except with respect to the matter discussed in Note 12 as to which the date is July 14, 1999)

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  1999        1998
                                                                ---------   ---------
                                        ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents.................................  $   2,805   $   3,395
    Accounts receivable, net of allowance for doubtful
       accounts of $228 and $100 in 1999 and 1998,
       respectively...........................................     19,116      22,710
    Unbilled receivables......................................      4,744          --
    Inventories...............................................     17,854      17,725
    Prepaid expenses and other current assets.................        702         594
    Deferred income taxes.....................................      2,107       1,050
                                                                ---------   ---------
            Total current assets..............................     47,328      45,474
  PROPERTY AND EQUIPMENT, net.................................      5,306       3,971
  DEFERRED FINANCING COSTS, net...............................      2,795       3,007
  GOODWILL, net of accumulated amortization of $654 and $145
    in 1999 and 1998, respectively............................      4,496       2,751
  DEFERRED INCOME TAXES.......................................        225       1,065
  OTHER ASSETS................................................         --         112
                                                                ---------   ---------
                                                                $  60,150   $  56,380
                                                                =========   =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable..........................................  $   5,384   $   3,389
    Accrued liabilities.......................................      7,500      11,060
    Income taxes payable......................................        345         390
    Deferred revenue..........................................      1,089       6,428
    Current maturities of long-term debt......................      6,000       5,300
                                                                ---------   ---------
            Total current liabilities.........................     20,318      26,567
                                                                ---------   ---------
  LONG-TERM DEBT, less current maturities.....................     66,200      57,700
                                                                ---------   ---------
  OTHER NONCURRENT LIABILITIES................................        172         344
                                                                ---------   ---------
  COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 11)
  MANDATORY REDEEMABLE PREFERRED STOCK (Note 5)...............      3,093          --
                                                                ---------   ---------
  STOCKHOLDERS' EQUITY (Notes 3 and 6):
    Preferred stock, $0.10 par value; 200 shares authorized,
       no shares issued in 1999 and 1998......................         --          --
    Class A common stock, $0.000006 par value; 68,060 shares
       authorized; 19,020 and 20,415 shares issued and
       outstanding in 1999 and 1998, respectively.............         --          --
    Class B nonvoting common stock, $0.000006 par value; 2,200 shares authorized, 1,695 and 0 shares issued and
       outstanding in 1999 and 1998...........................         --          --
    Additional paid-in capital................................    114,324     112,390
    Accumulated deficit.......................................   (143,676)   (140,569)
    Accumulated other comprehensive income....................       (281)        (52)
                                                                ---------   ---------
            Total stockholders' (deficit) equity..............    (29,633)    (28,231)
                                                                ---------   ---------
                                                                $  60,150   $  56,380
                                                                =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1999      1998      1997
                                                              -------   -------   -------
REVENUES....................................................  $55,514   $73,547   $90,806
COST OF REVENUES............................................   35,537    33,867    44,214
                                                              -------   -------   -------
GROSS PROFIT................................................   19,977    39,680    46,592
                                                              -------   -------   -------
OPERATING EXPENSES:
  Selling, general, and administrative expenses.............   10,204    15,036    15,016
  Research and development expenses.........................    3,963     6,475     4,224
  Depreciation and amortization.............................    1,938     1,042       473
  Nonrecurring restructuring charge (Note 3)................      870        --        --
  Acquired in-process research and development charge.......       --     4,000        --
                                                              -------   -------   -------
          Total operating expenses..........................   16,975    26,553    19,713
                                                              -------   -------   -------
OPERATING INCOME............................................    3,002    13,127    26,879
                                                              -------   -------   -------
OTHER (EXPENSE) INCOME, net:
  Interest expense, net.....................................   (7,316)   (5,905)   (6,069)
  Nonrecurring recapitalization expenses (Note 11)..........       --        --    (1,181)
  Other income (expense), net...............................     (400)      (97)       71
                                                              -------   -------   -------
          Total other expense, net..........................   (7,716)   (6,002)   (7,179)
                                                              -------   -------   -------
(LOSS)/INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....   (4,714)    7,125    19,700
(BENEFIT)/PROVISION FOR INCOME TAXES........................   (1,700)    3,892     7,359
                                                              -------   -------   -------
(LOSS)/INCOME BEFORE EXTRAORDINARY ITEM.....................   (3,014)    3,233    12,341
EXTRAORDINARY ITEM, net of income tax benefit of $1,913
  (Note 5)..................................................       --        --    (3,327)
                                                              -------   -------   -------
(LOSS)/INCOME BEFORE ACCRETION OF PREFERRED STOCK...........   (3,014)    3,233     9,014
                                                              -------   -------   -------
ACCRETION OF PREFERRED STOCK (Note 5).......................      (93)       --        --
                                                              -------   -------   -------
NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS.......  $(3,107)  $ 3,233   $ 9,014
                                                              =======   =======   =======
BASIC NET (LOSS)/EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM......................................................  $ (0.15)  $  0.16   $  0.75
                                                              =======   =======   =======
DILUTED NET (LOSS)/EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM......................................................  $ (0.15)  $  0.15   $  0.69
                                                              =======   =======   =======
BASIC NET (LOSS)/EARNINGS PER SHARE.........................  $ (0.15)  $  0.16   $  0.55
                                                              =======   =======   =======
DILUTED NET (LOSS)/ EARNINGS PER SHARE......................  $ (0.15)  $  0.15   $  0.50
                                                              =======   =======   =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- BASIC (Note 3).............................   20,686    20,408    16,489
                                                              =======   =======   =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- DILUTED (Note 3)...........................   20,686    21,456    18,009
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         CLASS B
                                                   CLASS A              NONVOTING
                                                COMMON STOCK           COMMON STOCK      ADDITIONAL              ACCUMULATED
                            COMPREHENSIVE   ---------------------   ------------------    PAID-IN                 EARNINGS
                               INCOME          SHARES      AMOUNT    SHARES     AMOUNT    CAPITAL     WARRANTS    (DEFICIT)
                            -------------   ------------   ------   ---------   ------   ----------   --------   -----------
Balance, March 31, 1996...          --        49,800,000      --           --      --        1,931         --     $  19,343
 Net income...............       9,014                --      --           --      --           --         --         9,014
 Common stock issued in
   connection with the
   Recapitalization
   (Note 11)..............          --        11,165,241      --           --      --       36,000         --            --
 Common stock retired in
   connection with the
   Recapitalization (Note
   11)....................          --       (46,832,022)     --           --      --       (1,816)        --      (150,034)
 Common stock issued to
   management in
   connection with the
   Recapitalization (Note
   11)....................          --           269,185      --           --      --          876         --            --
 Warrants issued in
   connection with the
   Recapitalization (Note
   11)....................          --                --      --           --      --           --        930            --
 Common stock issued in
   connection with initial
   public offering, net of
   issuance costs.........          --         6,000,000      --           --      --       75,340         --            --
 Contingent payment to
   THIN International
   (Note 11)..............          --                --      --           --      --           --         --       (19,300)
 Warrants repurchased in
   connection with the
   retirement of Bridge
   Notes (Note 5).........          --                --      --           --      --           --       (930)       (2,825)
 Foreign currency
   translation adj........         105                --      --           --      --           --         --            --
                               -------      ------------   -----    ---------   -----     --------     ------     ---------
 Comprehensive Income.....       9,119
Balance, March 31, 1997...                    20,402,404      --           --      --      112,331         --      (143,802)
 Net income...............       3,233                --      --           --      --           --         --         3,233
 Common Stock issued to
   employees exercising
   stock options,
   including tax
   benefit................          --             2,679      --           --      --           17         --            --
 Common Stock issued to
   Company Employee Stock
   401k Plan..............          --            10,239      --           --      --           42         --            --
 Foreign currency
   translation adj........        (145)               --      --           --      --           --         --            --
                               -------      ------------   -----    ---------   -----     --------     ------     ---------
 Comprehensive Income.....       3,088
Balance, March 31, 1998...                    20,415,322      --           --      --      112,390         --      (140,569)
 Net loss.................      (3,107)               --      --           --      --           --         --        (3,107)
 Common Stock issued in
   connection with Dart
   acquisition............          --           257,577      --           --      --        1,829         --            --
 Common Stock purchased
   and retired............          --           (15,000)     --           --      --          (75)        --            --
 Exchange of Shares Class
   A to Class B by Centre
   Entities...............                    (1,694,569)     --    1,694,569      --           --         --            --
 Compensatory stock
   options issued.........          --                --      --           --      --           71         --            --
 Common Stock issued to
   Company Employee Stock
   401k Plan..............          --            56,883      --           --      --          109         --            --
 Foreign currency
   translation adj........        (229)               --      --           --      --           --         --            --
                               -------      ------------   -----    ---------   -----     --------     ------     ---------
 Comprehensive Income.....     $(3,336)
Balance, March 31, 1999...                    19,020,213   $  --    1,694,569   $  --     $114,324     $   --     $(143,676)
                               =======      ============   =====    =========   =====     ========     ======     =========

                            CUMULATIVE
                              FOREIGN
                             CURRENCY
                            TRANSLATION
                            ADJUSTMENT      TOTAL
                            -----------   ---------
Balance, March 31, 1996...     $ (12)     $  21,262
 Net income...............        --          9,014
 Common stock issued in
   connection with the
   Recapitalization
   (Note 11)..............        --         36,000
 Common stock retired in
   connection with the
   Recapitalization (Note
   11)....................        --       (151,850)
 Common stock issued to
   management in
   connection with the
   Recapitalization (Note
   11)....................        --            876
 Warrants issued in
   connection with the
   Recapitalization (Note
   11)....................        --            930
 Common stock issued in
   connection with initial
   public offering, net of
   issuance costs.........        --         75,340
 Contingent payment to
   THIN International
   (Note 11)..............        --        (19,300)
 Warrants repurchased in
   connection with the
   retirement of Bridge
   Notes (Note 5).........        --         (3,755)
 Foreign currency
   translation adj........       105            105
                               -----      ---------
 Comprehensive Income.....
Balance, March 31, 1997...        93        (31,378)
 Net income...............        --          3,233
 Common Stock issued to
   employees exercising
   stock options,
   including tax
   benefit................        --             17
 Common Stock issued to
   Company Employee Stock
   401k Plan..............        --             42
 Foreign currency
   translation adj........      (145)          (145)
                               -----      ---------
 Comprehensive Income.....
Balance, March 31, 1998...       (52)       (28,231)
 Net loss.................        --         (3,107)
 Common Stock issued in
   connection with Dart
   acquisition............        --          1,829
 Common Stock purchased
   and retired............        --            (75)
 Exchange of Shares Class
   A to Class B by Centre
   Entities...............        --             --
 Compensatory stock
   options issued.........        --             71
 Common Stock issued to
   Company Employee Stock
   401k Plan..............        --            109
 Foreign currency
   translation adj........      (229)          (229)
                               -----      ---------
 Comprehensive Income.....
Balance, March 31, 1999...     $(281)     $ (29,633)
                               =====      =========

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                                                  1999       1998       1997
                                                                ---------   -------   ---------
                                                                        (IN THOUSANDS)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income.........................................  $  (3,107)  $ 3,233   $   9,014
                                                                ---------   -------   ---------
    Adjustments to reconcile net (loss)/income to net
      cash(used in)/provided by operating activities:
      Depreciation and amortization...........................      2,669     1,679         987
      Noncash portion of extraordinary item...................         --        --       3,871
      Compensatory stock options issued.......................         71        --          --
      Stock grant.............................................         --        --         120
      Accretion of preferred stock............................         93        --          --
      Deferred income taxes...................................       (296)      440        (625)
      Employee stock compensation plan........................        109        42          --
      Acquired in-process research and development charge.....         --     4,000          --
      Changes in assets and liabilities:
        Accounts receivable, net..............................     (1,136)   (1,298)    (10,598)
        Inventories...........................................       (257)   (2,203)        871
        Prepaid expenses and other current assets.............        (90)        4         178
        Escrow and other deposits.............................        103        59         (65)
        Accounts payable......................................      1,885    (1,476)        919
        Accrued liabilities...................................     (3,752)    1,273       2,593
        Income taxes payable..................................        (46)     (255)       (652)
        Deferred revenue......................................     (5,094)    1,060        (866)
        Noncurrent liabilities................................       (195)     (207)        347
                                                                ---------   -------   ---------
           Total adjustments..................................     (5,936)    3,118      (2,920)
                                                                ---------   -------   ---------
           Net cash (used in)/provided by operating
             activities.......................................     (9,043)    6,351       6,094
                                                                ---------   -------   ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for business acquisitions........................       (394)   (6,801)         --
    Sale of business..........................................        200        --          --
    Additions to property and equipment, net..................     (2,783)   (1,445)     (1,989)
                                                                ---------   -------   ---------
           Net cash used in investing activities..............     (2,977)   (8,246)     (1,989)
                                                                ---------   -------   ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings of long-term debt................     24,700     6,000     110,000
    Repayments of long-term debt..............................    (15,599)   (1,600)    (51,400)
    Proceeds from sale of common stock........................         --         9     112,096
    Proceeds from mandatory preferred stock...................      3,000        --          --
    Deferred financing costs..................................       (520)     (640)     (6,459)
    Repurchase of warrants....................................         --        --      (3,755)
    Repurchase of common stock................................        (75)       --    (171,150)
                                                                ---------   -------   ---------
           Net cash provided by/(used in) financing
             activities.......................................     11,506     3,769     (10,668)
                                                                ---------   -------   ---------
  EFFECT OF CHANGES IN FOREIGN EXCHANGE RATES.................        (76)     (142)        105
                                                                ---------   -------   ---------
  NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS........       (590)    1,732      (6,458)
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      3,395     1,663       8,121
                                                                ---------   -------   ---------
  CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   2,805   $ 3,395   $   1,663
                                                                =========   =======   =========
  SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
    Interest..................................................  $   6,265   $ 5,244   $   5,278
                                                                =========   =======   =========
    Income taxes..............................................  $     241   $ 3,856   $   6,723
                                                                =========   =======   =========

 The accompanying notes are an integral part of these consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999, 1998, AND 1997

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

     The Company has one wholly-owned subsidiary, FATS, Inc., which is the operating subsidiary (the "Operating Subsidiary"). As of March 31, 1999, FATS, Inc. had eight wholly owned subsidiaries (collectively, the "Subsidiaries"). Firearms Training Systems Limited, the Operating Subsidiary's U.K. subsidiary established in 1992 ("FATS U.K."), has been subcontracted by the Operating Subsidiary to perform manufacturing and maintenance work with respect to certain of the Operating Subsidiary's contracts. F.A.T.S. Singapore Pte, Ltd., the Operating Subsidiary's Singapore subsidiary established in 1994, conducts certain activities of the Company in Asia. Firearms Training Systems Netherlands, B.V., the Operating Subsidiary's Netherlands subsidiary established in 1995, was organized to perform certain contractual obligations of the Company with respect to the Company's contract with the Royal Netherlands Army and to provide services to other customers in the region. F.A.T.S. Foreign Sales Corporation was organized in April 1995 to act as an agent with respect to export sales of products and services outside the U.S. On October 1, 1998, the Operating Subsidiary sold all the assets of FSS, Inc., a Florida based weapons simulation company. FATS Canada, Inc., the Operating Subsidiary's Canadian subsidiary established in 1996, was organized to support the performance of servicing obligations to Canadian customers. On March 1, 1998, FATS Canada, Inc. acquired all of the outstanding stock of Simtran Technologies, Inc. ("Simtran"), a Canadian-based simulation company. Effective April 1, 1998, FATS Canada, Inc. and Simtran were amalgamated. The amalgamated company became Simtran. In conjunction with the acquisition of Simtran, FATS Canada Holdings, a Canadian corporation was formed. FATS Canada Holdings primary activity is the holding of investments. On April 1, 1998 Dart International, Inc. ("Dart") became a wholly owned subsidiary of FATS, Inc. Dart, a Colorado company, provides products and services to the hunter and sports markets. On December 16, 1998, FATS, Inc. established a wholly owned subsidiary, Firearms Training Systems Australia Pty Ltd., to support the performance and service requirements for Australian customers, principally the Australian Army.

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

     GOING CONCERN

     At March 31, 1999, the Company's ability to continue as a going concern is subject to several business and market risks. The risks are (1) a large receivable which is supported by a performance letter of credit from an international customer must be received by the Company in the immediate future;
(2) the Company has not generated significant revenue or cash flow from its current operations, and the expectation of future

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

revenues or cash flow cannot be assumed; and (3) the Company must receive new contracts for product to be delivered in the current fiscal year in order to achieve its revenue projections since the Company has entered the new fiscal year with a significantly smaller backlog than in the previous two fiscal years. The Company's large international receivable is secured by a performance letter of credit. The Company has been orally assured by the relevant authority that performance will be certified but is awaiting completion of necessary payment authorization documentation.

     Management's plans in response to the above risks are (1) the Company continues to take steps to further reduce cost and reinforce cost control measures related to assure operations are conducted at the lowest cost possible;
(2) the Company remains focused on revenue maximization and has determined to place greater emphasis on the domestic and international law enforcement business through release of new products in this market sector; (3) the Company has begun aggressively pursuing third party relationships in order to develop additional new revenue and cash generating opportunities; and (4) Management efforts have been focused to insure prompt collection of the large international receivable which it believes is likely to occur.

     The Company believes that this business strategy may achieve positive operating margins over time, provided that the Company collects the large international receivable outstanding and achieves the new business revenue targets needed to finance working capital needs. There can be no assurances that this strategy will be successful or that the new business revenue targets can be met in order to meet working capital needs. These factors, discussed in the note above, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. ACQUISITIONS

     On June 26, 1997, FATS, Inc. acquired certain operating assets of the ICAT Judgmental Use of Force Business from SBS Technology, Inc. ("ICAT") for approximately $2.2 million in cash and acquisition costs. The Company recorded the acquisition using the purchase method of accounting with approximately $1.9 million of the purchase price allocated to goodwill. The results of operations of ICAT have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

     On October 1, 1997, FSS, Inc. ("FSS") acquired all of the operating assets of a Florida based simulation company. The consideration included shares of common stock that could be issued based on future financial performance of the subsidiary. On October 1, 1998, FSS, including all assets, was sold for approximately $200,000 in cash and other receivables. With the sale of FSS, the Company no longer has the possibility of issuing additional shares to the former owners of FSS. The results of FSS operations have been included in the Company's consolidated statements of operations through the effective date of the sale. In connection with the sale, approximately $120,000 in goodwill associated with the purchase of FSS was removed from the Company's books.

     On March 1, 1998, a Company subsidiary acquired all of the outstanding common stock of Simtran for approximately $4.4 million in cash and acquisition costs and assumed liabilities of $500,000. In addition, the Company could potentially pay up to an additional $4 million in cash consideration if certain future Simtran revenue performance criteria are met. Since March 1, 1998 the Company has paid approximately $10,000 in additional cash consideration. Based on an assessment by the Company, in conjunction with an independent valuation firm, it was determined that $4 million of Simtran's purchase price represented technology that does not meet the accounting definition of completed technology, and thus should be charged to earnings under generally accepted accounting principles. The Company recorded the acquisition using the purchase method of accounting with $4 million of the purchase price allocated to acquired in-process research and development

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and charged to the consolidated statements of operations in March 1998 and approximately $900,000 of the purchase price allocated to goodwill. The results of operations of Simtran have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

     On April 1, 1998, the Operating Subsidiary acquired the outstanding stock of Dart, a Colorado-based hunter and sports simulation company, in exchange for 257,577 Class A common shares of the Company. The Company recorded the acquisition using the purchase method of accounting with approximately $2.4 million of the price allocated to goodwill. The results of operations of Dart have been included in the Company's consolidated statements of operations since the effective date of the acquisition.

     The Company amortizes all goodwill associated with acquisitions over a ten year period. The unaudited pro forma consolidated results of operations of the Company for the years ended March 31, 1998 and 1997 are summarized below as if the acquisitions of ICAT, Simtran and Dart described above had occurred on April 1, 1997 and 1996, respectively (in thousands, except per share data):

                                                              MARCH 31,
                                                              ---------
                                                                1998
                                                              ---------
Revenues....................................................   $77,510
Net income before extraordinary item........................     4,738
Net income..................................................     4,738
Basic earnings per share....................................      0.23
Diluted earnings per share..................................      0.22

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Operating Subsidiary and the Subsidiaries. All significant intercompany transactions and balances have been eliminated.

     FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Operating Subsidiary's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of operations.

     REVENUE RECOGNITION

     Substantially all revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue is primarily recognized upon shipment. A significant portion of the Company's revenues is derived from shipments under contract with various governmental agencies. Such contracts generally specify pricing terms by product and provide for shipment of the Company's simulators and other products over an extended period of time, with billings related to the shipment schedule. These contracts generally do not include reimbursement of product development costs. Advanced billings related to contracts are recorded as deferred revenue and are recognized primarily as units are delivered or on a percentage of completion method for contracts in which completion typically exceeds one year. Amounts billed for extended warranties are recorded as deferred revenue and are recognized as income over the lives of the service agreements, which generally range from one to three years. Unbilled receivables represent shipments or contract deliverables made but not invoiced to the customer.

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

     Inventories consist of the following (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $ 8,810   $11,635
Work in progress............................................    7,226     3,341
Finished goods..............................................    1,818     2,749
                                                              -------   -------
                                                              $17,854   $17,725
                                                              =======   =======

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 1999, 1998 and 1997 was $1,419,000, $897,000, and $473,000, respectively.

     The detail of property and equipment is as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Machinery and equipment.....................................  $5,870   $4,451
Demonstration equipment.....................................   1,704    1,427
Furniture and fixtures......................................     405      691
Vehicles....................................................     340      400
Leasehold improvements......................................     182      224
                                                              ------   ------
                                                               8,501    7,193
Less accumulated depreciation and amortization..............  (3,195)  (3,222)
                                                              ------   ------
                                                              $5,306   $3,971
                                                              ======   ======

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

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                 MARCH 31,
                                                              ----------------
                                                               1999     1998
                                                              ------   -------
Sales commissions, bonuses and agents' commissions..........  $1,659   $ 4,175
Accrued salaries and related expenses.......................   1,259     2,069
Professional fees...........................................     101       380
Accrued interest............................................     759       369
Accrued warranty costs......................................     499     1,282
Other.......................................................   3,223     2,785
                                                              ------   -------
                                                              $7,500   $11,060
                                                              ======   =======

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

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company expenses research and development costs as incurred. Research and development costs included in the accompanying statements of operations include salaries, wages, benefits, general and administrative, prototype equipment, project supplies, and other related costs directly associated with research and development activities.

     FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 1999 and 1998. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In management's opinion, the carrying amounts of these financial instruments, with the exception of long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March 31, 1999 and 1998. As the variable interest rate on the Company's long-term debt is set for a maximum of 180 days, the carrying value of long-term debt approximates fair value at March 31, 1999.

     NET (LOSS)/INCOME PER COMMON SHARE

     Basic net (loss)/income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net (loss)/income per share is computed using the weighted average

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

number of shares of common stock outstanding and common equivalent shares ("CESs") from warrants and from stock options (using the treasury stock method). No CESs were included in the computation of diluted net loss per share for the year ended March 31, 1999 as all were anti-dilutive. Total CESs included in the computation of diluted net income per share for the years ended March 31, 1998 and 1997 were 1,048,000 and 1,520,000, respectively. The net income per share effect of the extraordinary item incurred for the year ended March 31, 1997 was $0.20 and $0.18 per share for basic and diluted net income per share, respectively. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and CESs issued at prices below the initial public offering price during the 12-month period prior to the Company's initial public offering (the "Offering") (Note 4) have been included in the calculation of basic and diluted net income per share as if they were outstanding for all periods prior to the Offering, regardless of whether they are dilutive. Accordingly, the shares issued in the Recapitalization (Note 11), all shares issuable upon exercise of stock options granted (Note 6), and all shares issuable upon exercise of warrants (Note 5) are included in the earnings per share calculations for all periods presented. As the Company also repurchased shares in connection with the Recapitalization, the effect of the repurchased shares is also included in the earnings per share calculations for all periods presented prior to the Offering.

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

     CLASS A TO CLASS B COMMON SHARES EXCHANGE

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for the Company's fiscal year ending March 31, 2001. Management does not believe that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations.

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

     NONRECURRING RESTRUCTURING CHARGE

     The Company recognized a nonrecurring restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability in fiscal year 1999. As of March 31, 1999 a balance of $318,000 remains in the restructuring accrual.

     EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution profit sharing plan (the "Plan") for substantially all Company employees meeting the eligibility requirements as defined in the plan document. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(K) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Total contributions by the Company to the Plan were approximately $266,000, $226,000 and $101,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

5. LONG-TERM DEBT

     NATIONSBANK CREDIT AGREEMENT

     On July 31, 1996, the Company replaced its existing credit agreement and entered into a credit agreement with a group of financial institutions (the "NationsBank Credit Agreement"). The NationsBank Credit Agreement was amended and restated on October 15, 1997. The three components of the NationsBank Credit Agreement are as follows:

     - Revolving credit facility with an aggregate principal amount of up to $25 million (which includes a $10 million letter-of-credit subfacility and a $2 million swing line subfacility) (the "Revolving Credit Facility"). The Revolving Credit Facility matures and is payable July 31, 2002. At March 31, 1999, the Company had $20.5 million of outstanding borrowings under this facility.

     - A term loan with an initial principal amount of $30 million maturing July 31, 2002 (the "Tranche A Loan"). At March 31, 1999, $18.7 million was outstanding under the Tranche A Loan, with quarterly principal payments ranging from $1,400,000 to $1,600,000.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - A term loan with an initial principal amount of $40 million maturing July 31, 2003 (the "Tranche B Loan"). At March 31, 1999, $33.0 million was outstanding under the Tranche B Loan, with quarterly principal payments ranging from $100,000 to $8,000,000.

     At March 31, 1999 and 1998, long-term debt consisted of the following (in thousands):

                                                               1999      1998
                                                              -------   -------
Tranche A Loan..............................................  $18,700   $23,600
Tranche B Loan..............................................   33,000    33,400
Revolving Credit Facility...................................   20,500     6,000
                                                              -------   -------
                                                               72,200    63,000
Current portion.............................................   (6,000)   (5,300)
                                                              -------   -------
                                                              $66,200   $57,700
                                                              =======   =======

     The Company had outstanding irrevocable standby letters of credit in the principal amount of approximately $1,485,000 and $2,147,000 at March 31, 1999 and 1998, respectively, in connection with the performance of certain sales contracts.

     The Tranche A Loan and the NationsBank Revolving Credit Facility bear interest at the Company's option of either:

     - The greater of (i) prime plus 1.25% to 2.25% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or (ii) the federal funds rate plus .50% plus 1.25% to 2.25% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or

     - A function of the Eurodollar rate plus 2.25% to 3.75% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement).

     The Tranche B Loan bears interest at the Company's option of either:

     - The greater of (i) prime plus 2.5% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or
       (ii) the federal funds rate plus 3.0% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement) or

     - A function of the Eurodollar rate plus 4.0% (based on the Company's leverage ratio and certain other factors defined in the NationsBank Credit Agreement).

     At March 31, 1999, the interest rates in effect were 8.97% for the Revolving Credit Facility and 8.90% for the Tranche A Loan and 9.15% for the Tranche B Loan.

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

     The borrowings under the NationsBank Credit Agreement are secured by substantially all of the Company's assets, a pledge of all of the common shares of the Operating Subsidiary, and a pledge of 65% of

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the capital stock of the Company's foreign subsidiaries. The NationsBank Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain leverage, fixed charge, and interest coverage ratios, as defined, to be maintained and require a minimum net worth, as defined. Borrowings at March 31, 1999 were $72.2 million.

          The aggregate annual maturities of long-term debt at March 31, 1999 are as follows (in thousands):

2000........................................................  $ 6,000
2001........................................................    6,000
2002........................................................    6,300
2003........................................................   45,900
2004........................................................    8,000
                                                              -------
                                                              $72,200
                                                              =======

     BRIDGE NOTES

     Also in July 1996, the Company received $40 million from the sale of Bridge Notes to a financing institution. The Bridge Notes were repaid from the proceeds of the Offering (Note 4).

     MANDATORY REDEEMABLE PREFERRED STOCK

     On November 13, 1998, the NationsBank credit agreement was amended to provide, among other things, for an immediate capital investment of $3,000,030 by affiliates of Centre Partners Management, LLC. The Company entered into a Securities Purchase Agreement with the Centre Entities whereby the Centre Entities, for $3,000,030, purchased 18,182 units of a security comprised of 18,182 shares of Series A Preferred Stock (the "Preferred Stock") and an aggregated 2,909,120 non-detachable warrants to purchase Class B Non-Voting Common Stock ("Class B Stock") with an exercise price of $1.03125. Each unit of the security includes one share of Preferred Stock and 160 warrants, and the security bears a dividend of 8% per annum payable quarterly in additional units of the security. The warrants in a unit can be exercised by tendering one share of Preferred Stock, and the Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. It is also subject to redemption at the option of the holder in the event of change of control of the Company as defined. As of March 31, 1999, 18,743 shares of Series A Preferred Stock and 2,998,954 warrants were outstanding. The Company recorded an accretion of the preferred stock dividend of approximately $93,000 in fiscal year ended March 31, 1999.

     WARRANTS

     In connection with the issuance of the Bridge Notes, the Company entered into a warrant escrow agreement (the "warrants") which required the Company to release from escrow warrants for between 288,434 and 2,019,034 shares of common stock (in any combination of voting or nonvoting as the holder may elect), contingent upon how and when the Bridge Notes were repaid and, if issued, the senior preferred stock redeemed. In connection with the Offering, the holder of the warrants agreed to cancel the warrants in exchange for a payment of approximately $3.8 million from the net proceeds of the Offering. The fair value of these warrants at the date of grant was estimated to be approximately $3.22 per share, which is the price paid per share by the Centre Entities in connection with the Recapitalization (Note 11). The effective interest rate of the Bridge Notes, taking into consideration the issuance of such warrants, was approximately 12.8% to 13.3%. Additionally, as noted above, 2,998,954 warrants to purchase shares of Class B common stock were issued to the Centre Entities.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FEES AND EXPENSES

     The Company capitalized approximately $520,000 and $640,000 in 1999 and 1998, respectively, of fees and expenses incurred in connection with the NationsBank Credit Agreement and the amendments thereto and the issuance of the Preferred Stock. The fees were paid to the bank upon consummation of the transactions, and the expenses consisted primarily of legal, accounting and other miscellaneous expenses. Fees of approximately $3 million were expensed as a result of the repayment of the Bridge Notes and the repayment of a portion of the Tranche A Loan and the Tranche B Loan and are included in the extraordinary loss in the accompanying statement of operations. The remaining capitalized fees and expenses have been included in deferred financing costs, net of accumulated amortization, and are being amortized over the life of the related debt. The accumulated amortization included in deferred financing costs is $1,735,000 and $1,151,000 in 1999 and 1998, respectively.

     EXTRAORDINARY ITEM

     A portion of the proceeds from the Offering was used to repay the $40 million Bridge Notes and to reduce the outstanding borrowings of the NationsBank Credit Agreement by $11.2 million. As a result, an extraordinary loss occurred on the early extinguishment of debt in the fiscal year ended March 31, 1997. This extraordinary item includes legal fees, unamortized deferred financing costs, unamortized basis of warrants and a fee paid in connection with the repayment of the Bridge Notes.

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

     A summary of changes in outstanding options during the years ended March 31, 1998 and 1999 is as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                    EXERCISE      EXERCISE
                                                      OPTIONS        PRICE         PRICE
                                                     ---------   --------------   --------
March 31, 1997.....................................  1,758,296   $3.25 - $14.00    $3.44
Granted............................................    400,100   $5.19 - $14.25     9.28
Canceled...........................................    (64,068)  $3.25 - $14.00     5.97
Exercised..........................................     (2,679)  $         3.25     3.25
                                                     ---------   --------------    -----
March 31, 1998.....................................  2,091,649   $3.25 - $14.25     4.48
Granted............................................    827,401   $.688 - $12.00     3.58
Canceled...........................................   (697,898)  $1.25 - $14.25     6.08
Exercised..........................................          0                        --
                                                     ---------                     -----
March 31, 1999.....................................  2,221,152   $.688 - $14.00     3.65
                                                     =========
Shares exercisable as of March 31, 1999............    289,169   $1.03 - $14.00     3.83
                                                     =========
Shares available for future grants.................    266,169
                                                     =========

     Grants and cancelations for fiscal year 1999 include 189,950 shares reissued at a price of $3.253 on December 11, 1998. The options were canceled and reissued to certain employees. The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following ranges of weighted average assumptions used for grants:

                                                            1999        1998       1997
                                                         ----------   --------   --------
Risk-free interest rate................................   5.75-5.85%   5.7-5.9%   6.5-7.0%
Expected dividend yield................................           0          0          0
Expected lives (in years)..............................       4-9.0      4-9.0    2.5-8.0
Expected volatility....................................      104.30      78.84      50.53

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total value of options at March 31, 1999, 1998 and 1997 was computed as approximately $6,860,000, $5,141,000 and $17,989,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net (loss)/ income and basic and diluted net (loss)/ income per share would be (increased)/ decreased by the following pro forma amounts on an annual basis (net of tax):

                                                          1999       1998        1997
                                                        --------   --------   ----------
Net (loss)/income.....................................  $815,000   $672,000   $2,142,000
Basic net (loss)/ income per share....................     (0.04)      0.03         0.13
Diluted net (loss)/income per share...................     (0.04)      0.03         0.12

     The following table sets forth the Company's outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 1999:

                                                                                     OPTIONS EXERCISABLE
                                                            WEIGHTED                ----------------------
OPTIONS OUTSTANDING                                          AVERAGE     WEIGHTED   EXERCISABLE   WEIGHTED
--------------------------------------------------------    REMAINING    AVERAGE       AS OF      AVERAGE
                                               NUMBER OF   CONTRACTUAL   EXERCISE    MARCH 31,    EXERCISE
RANGE OF EXERCISE PRICES                        SHARES        LIFE        PRICE        1999        PRICE
------------------------                       ---------   -----------   --------   -----------   --------
$0.00 -- $1.43...............................    108,000       9.6        $ 1.03       26,675      $ 1.03
$1.43 -- $2.85...............................     76,300       9.5          1.78            0           0
$2.85 -- $4.28...............................  1,790,381       5.9          3.25      229,825        3.25
$4.28 -- $5.70...............................     16,600       5.8          5.19        5,534        5.18
$5.70 -- $7.13...............................     14,967       4.6          6.43        3,402        6.51
$7.13 -- $8.55...............................    102,400       6.0          7.61           --          --
$8.55 -- $9.98...............................        100       6.0          9.00           34        9.00
$11.40 -- $12.83.............................     92,351       5.1         11.80       22,789       11.75
$12.83 -- $14.25.............................     20,000       6.0         14.00          910       14.00
                                               ---------       ---        ------      -------      ------
                                               2,221,152       6.1          3.65      289,169        3.83

     In September 1996, the Company entered into a management shares agreement "Management Shares Agreement") with Centre Partners Management LLC, the Centre Entities, and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the "Management Holders"). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Entities, has "bring along rights" pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Entities. The Management Holders have similar "tag along" rights pursuant to which they can participate in a sale by the Centre Entities of 5% or more of the outstanding shares of common stock to an unaffiliated third party. The Centre Entities also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Entities exercise any rights to register common stock under a registration rights agreement, which granted Centre Entities certain demand registration rights exercisable on no more than ten occasions as well as certain "piggyback" registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Entities, at such time as they hold less than 10% of the outstanding shares of common stock; and (ii) ten years from the date of the agreement, if not sooner terminated.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     The significant components of income tax expense are as follows (in thousands):

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------   ------   ------
Current:
  Federal income tax (benefit)/expense......................  $(2,001)  $3,046   $6,844
  Foreign income tax expense................................      868      172      529
  State income tax (benefit)/expense........................     (271)     234      611
  Deferred income tax (benefit) expense.....................     (296)     440     (625)
                                                              -------   ------   ------
                                                              $(1,700)  $3,892   $7,359
                                                              =======   ======   ======

     A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------   ------   ------
Tax at statutory federal rate...............................  $(1,603)  $2,422   $6,895
State taxes, net of federal income tax benefit..............       --      128      389
Nondeductible goodwill......................................       83       --       --
Research and development tax credit.........................       --       --       --
Foreign sales corporation benefit...........................     (201)    (294)    (516)
Nondeductible recapitalization expenses.....................       --       --      350
Acquired research and development charge....................       --    1,360       --
Other.......................................................       21      276      241
                                                              -------   ------   ------
          Total.............................................  $(1,700)  $3,892   $7,359
                                                              =======   ======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Deferred Tax Assets:
  Inventory reserves........................................  $   358   $   380
  Accrued liabilities.......................................      183       569
  Warranty reserve..........................................      140       245
  Deferred revenue..........................................      245       156
  Net Domestic operating loss carryforwards.................    1,319         0
  Net Foreign operating loss carryforwards..................      445     1,065
  Other.....................................................      134        58
                                                              -------   -------
          Total Gross Deferred Tax Assets...................  $ 2,824   $ 2,473
                                                              =======   =======
  Deferred Tax Liabilities:
  Accelerated depreciation..................................  $   217   $    75
  Other.....................................................      275       283
                                                              -------   -------
          Total Gross Deferred Tax Liabilities..............      492       358
                                                              -------   -------
  Net Deferred Tax Assets...................................    2,332     2,115
  Less: Current Net Deferred Tax Assets.....................   (2,107)   (1,050)
                                                              -------   -------
          Noncurrent Net Deferred Tax Assets................  $   225   $ 1,065
                                                              =======   =======

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In fiscal year 1998, the Company recorded a deferred tax asset of $1,065,000, in connection with the acquisition of Simtran, related to the net operating loss carryforwards of Simtran of approximately $3.4 million. The Company used approximately $1.9 million in fiscal year 1999 to offset taxable income, leaving $445,000 of deferred tax assets as of March 31, 1999. These net operating loss carryforwards expire in 2002.

     Additionally, the Company's net loss in fiscal year 1999 resulted in the generation of approximately $2.8 million in domestic operating loss carryforwards and a related deferred tax asset of $1,319,000. This net operating loss carryforward expires in 2019. The Company's management has determined that it is more likely than not that the Company will be able to fully utilize the deferred tax assets.

8. CONCENTRATION OF REVENUES

     Most of the Company's customers to date have been in the public sector of the United States ("U.S."), including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 17.1% of the Company's revenues for fiscal 1999 was attributable to sales to military authorities in the U.S., 14.2% were attributable to sales to law enforcement authorities in the U.S. and 64.2% was attributable to sales to military and law enforcement authorities internationally. Sales to public-sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

     For the year ended March 31, 1999, the Company's five largest customers accounted for approximately 62.3% of the Company's total revenues. For any period, a "major customer" is defined as a customer from which the Company generated more than 10% of its revenues for that period. The following table summarizes information about the Company's major customers for the years ended March 31, 1999, 1998, and 1997:

                                                                                  PERCENT
                                                                      AGGREGATE      OF
                                                                      REVENUES     TOTAL
                              MAJOR CUSTOMERS                          (000'S)    REVENUES
                              ---------------                         ---------   --------
1999..  Canada Dept. National Defence                                  $20,247      36.5%
1998..  U.S. Marine Corps                                               20,994      28.5
        Italian Airforce                                                 8,926      12.1
1997..  U.S. Marine Corps                                               44,802      49.3

     At March 31, 1999 and 1998, the Company had approximately $9,742,000 and $9,260,000, respectively, in outstanding accounts receivable related to revenues recognized from major customers for the related year. In addition, approximately $4.8 million of the March 31, 1999 accounts receivable was due from one international customer, all of which was secured by a letter of credit.

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

     A significant portion of the Company's sales are made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 1999, 1998 and 1997, 64.2%, 46.0% and 31.3% of the Company's revenues, respectively, were derived from sales to customers located outside the U.S. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company's products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

9. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancelable operating leases was approximately $925,000, $755,000 and $743,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

     At March 31, 1999, future minimum payments under noncancelable operating leases were as follows (in thousands):

2000........................................................  $  969
2001........................................................     976
2002........................................................     863
2003........................................................     626
2004........................................................     557
Thereafter..................................................   2,381
                                                              ------
                                                              $6,372
                                                              ======

     GOVERNMENT AGENCY REVIEW

     The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     EMPLOYMENT AGREEMENT

     In September 1996, the Company entered into an employment agreement with its president and chief executive officer. In March 1999, the Company entered into an employment agreement with its Chief Financial Officer. The amount of these contracts is not material to the Company's financial position.

     LEGAL

     On October 3, 1997, Dart, a Company subsidiary, was sued by Advance Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and damages for unjust enrichment. Discovery is ongoing at this time, and no dispositive motions have been filed or heard. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

     On January 27, 1999, FATS, Inc. was sued by Advanced Interactive Systems, Inc ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,823,779 (the "779 Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter claimed seeking declaratory judgement that the 779 Patent is invalid, among other claims. Discovery has not yet begun on this case. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, or results of operations.

     The Company is also involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
International sales:
  Europe..................................................  $ 9,480   $25,404   $22,302
  Asia....................................................    5,109     5,719     5,008
  Canada..................................................   20,259     1,574       745
  Other...................................................      767     1,135       398
                                                            -------   -------   -------
          Total...........................................  $35,615   $33,832   $28,453
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

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - The Company sold a total of 11,165,241 shares of Class A common stock and Class B nonvoting common stock to the Centre Entities for $36 million (the "Stock Sale"). The shares of Class B nonvoting common stock were subsequently converted to Class A common stock.

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

     Assuming the Recapitalization and the use of the proceeds of the Offering to repay debt had occurred on April 1, 1995, net income would have been $13.560 million and diluted net income per share would have been $0.62 for the year ended March 31, 1997.

     The pro forma information for the Recapitalization and the Offering includes the effects of the Recapitalization, and the sale of 6,000,000 shares of common stock in the Offering and application of $51.2 million of the proceeds of the Offering to repay indebtedness incurred in the Recapitalization, resulting in a net interest expense, including amortization of deferred financing costs, of $5.7 million for the year ended March 31, 1997, less the related income tax effect. The pro forma net income and earnings per share data do not include approximately $1.2 million of expenses related to the Recapitalization incurred in fiscal 1997, as well as an extraordinary loss of approximately $3.3 million, net of tax, incurred upon repayment of indebtedness with the proceeds from the Offering, as such expenses will not have a continuing impact on operations. The extraordinary loss was comprised of (1) approximately $566,000, net of tax, recorded as a discount against the Bridge Notes for the fair value of the warrants attached to the Bridge Notes (Note 5); (2) approximately $825,000, net of tax, which relates to a fee in connection with the Bridge Notes; and (3) approximately $2 million, net of tax, related to the write-off of capitalized transaction fees on the Bridge Notes and a pro rata portion of capitalized transaction fees on the Tranche A Loan and Tranche B Loan. The pro forma information may not be indicative of what results of operations would have been had the Recapitalization and the Offering actually occurred at the beginning of the respective periods.

12. SUBSEQUENT EVENTS

     The Company, on April 30, 1999, agreed to a revision of certain financial covenants under its senior credit facility, which will result in payment of a 1.00% fee to members of the NationsBank syndicate on their outstanding commitments to the Company as of April 30, 1999 and the reduction of $1,500,000 in permitted borrowings under the revolving credit line. In addition, on June 1, 1999, the Company established an additional line of credit in the amount of $3,000,000 with a financial institution with a maturity date of May 26, 2000. The payment of obligations under this revolving credit facility is guaranteed by the Centre Entities, as defined. The line of credit bears interest at the rate of 2.50% over LIBOR or 1.00% over the Prime rate.

                                                                      SCHEDULE I

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                         MARCH 31, 1999, 1998, AND 1997

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                                                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                        ----------   ----------   ----------   ----------
Fiscal year ended March 31, 1999:
  Allowance for doubtful accounts.....................     $100         $128          $ --        $228
Fiscal year ended March 31, 1998:
  Allowance for doubtful accounts.....................      100           --           --          100
Fiscal year ended March 31, 1997:
  Allowance for doubtful accounts.....................       75           25           --          100
Fiscal year ended March 31, 1999:
  Restructuring Reserve...............................        0          870          552(1)       318

---------------

(1) Represents amounts charged against the restructuring reserve.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on July 14, 1999.

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

                        POWER OF ATTORNEY AND SIGNATURES

     Each person whose signature appears below constitutes and appoints Peter A. Marino and John A. Morelli each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K of Firearms Training Systems, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or any of their substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

                 /s/ PETER A. MARINO                   President, Chief Executive         July 14, 1999
-----------------------------------------------------    Officer and Director (Principal
                   Peter A. Marino                       Executive Officer)

                 /s/ JOHN A. MORELLI                   Chief Financial Officer and        July 14, 1999
-----------------------------------------------------    Treasurer (Principal Financial
                   John A. Morelli                       and Accounting Officer)

                /s/ ROBERT F. MECREDY                  Executive Vice President           July 14, 1999
-----------------------------------------------------
                  Robert F. Mecredy

                 /s/ LESTER POLLACK                    Chairman of the Board and          July 14, 1999
-----------------------------------------------------    Director
                   Lester Pollack

               /s/ WILLIAM J. BRATTON                  Director                           July 14, 1999
-----------------------------------------------------
                 William J. Bratton

                /s/ GILBERT F. DECKER                  Director                           July 14, 1999
-----------------------------------------------------
                  Gilbert F. Decker

                 /s/ CRAIG I. FIELDS                   Director                           July 14, 1999
-----------------------------------------------------
                   Craig I. Fields

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

                 /s/ FRANK S. JONES                    Director                           July 14, 1999
-----------------------------------------------------
                   Frank S. Jones

                /s/ JONATHAN H. KAGAN                  Director                           July 14, 1999
-----------------------------------------------------
                  Jonathan H. Kagan

                 /s/ SCOTT PEREKSLIS                   Director                           July 14, 1999
-----------------------------------------------------
                   Scott Perekslis

                  /s/ PAUL J. ZEPF                     Director                           July 14 1999
-----------------------------------------------------
                    Paul J. Zepf