Form 10-K405/A
period 1999-03-31
FIREARMS TRAINING SYSTEMS INC
filed 1999-07-29
CIK 1021770

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------
                                  FORM 10-K/A
                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K      X     .

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 12, 1999: $8,149,722 (based on 9,313,968 shares of non-affiliates Class A Common Stock outstanding at $.875 per share; the last sale price on The Nasdaq Small Cap on July 12, 1999)

     At July 12, 1999, there were issued and outstanding 19,043,576 shares of Class A Common Stock, par value $0.000006 per share and there were issued and outstanding 1,694,569 shares of Class B nonvoting Common Stock, par value $0.000006 per share

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                        INFORMATION REGARDING DIRECTORS

     The following Class III directors were elected in fiscal 1997 and their present terms expire with the Annual Meeting of Stockholders in 1999.

PAUL J. ZEPF
MANAGING DIRECTOR,
CENTRE PARTNERS MANAGEMENT LLC

     Paul J. Zepf, age 34, has served as a Director of the Company since July 31, 1996. Since 1998, Mr. Zepf has been a Managing Director of Centre Partners Management LLC and a Managing Director of Corporate Advisors, L.P. From 1995 to 1998, Mr. Zepf was a Principal of Centre Partners Management LLC and a Principal of Corporate Advisors, L.P. Mr. Zepf also served as a Vice President of Corporate Advisors, L.P. from 1993 to 1995. Mr. Zepf also serves as a Director of LaSalle Re Holdings Limited, The Learning Company and Nationwide Credit, Inc. Mr. Zepf is a member of the Compensation Committee and is a member of the Option Subcommittee of the Compensation Committee of the Board of Directors.

CRAIG I. FIELDS
CORPORATE DIRECTOR

     Craig I. Fields, age 53, has served as a Director of the Company since September 17, 1996. From 1994 until the present, Dr. Fields has served on various boards of directors, including the boards of ENSCO, Projectavision, Inc., Alliance Gaming Corporation, Perot Systems, Network Solution and Music Holdings Corp. From 1990 to 1994, Dr. Fields served as Chairman and Chief Executive Officer of the Microelectronics and Computer Technology Corporation, a for-profit research and development consortium involved in information technology. Dr. Fields is Chairman of the Defense Science Board. Mr. Fields is a member of the Compensation Committee and is a member of the Option Subcommittee of the Compensation Committee of the Board of Directors.

GILBERT F. DECKER
CORPORATE DIRECTOR

     Gilbert F. Decker, age 62, has served as a Director of the company since December 31, 1997. Prior to becoming a private consultant in 1997, Mr. Decker was the Assistant Secretary of the Army, Research, Development and Acquisition from 1994 to 1997. Prior to 1994, Mr. Decker held positions of Chief Executive Officer and President in Xeruca Holding, Inc., Acurex Corporation and Penn Central Federal Systems Company. Mr. Decker has served on the boards of several government and public organizations including the Army Science Board, Air Force Studies board, Defense Science Board and Engineering Advisory board to Johns Hopkins University. Mr. Decker is a member of the Audit Committee of the Board of Directors.

     The following Class I directors were elected in fiscal 1998 and their present terms expire with the Annual Meeting of Stockholders in 2000:

PETER A. MARINO
CHIEF EXECUTIVE OFFICER AND PRESIDENT
FIREARMS TRAINING SYSTEMS, INC.

     Peter A. Marino, age 57, has served as a Director of the Company since September 17, 1996 and became Chief Executive Officer and President on October 15, 1996. Prior to joining the Company, Mr. Marino served as Senior Vice President of Raytheon E-Systems, Inc. from 1991 to 1996. Mr. Marino previously served as President and Chief Operating Officer of Fairchild Industries and prior to such service was President and

Chief Operating Officer of Lockheed Electronics Co., Inc. Prior to such service, Mr. Marino held various positions at the Central Intelligence Agency, including Director of the Office of Technical Services. Mr. Marino serves as a director of Space Imaging, Inc. and is a member of the Defense Science Board.

LESTER POLLACK
MANAGING DIRECTOR
CENTRE PARTNERS MANAGEMENT LLC

     Lester Pollack, age 65, has served as a Director of the Company since July 31, 1996 and as Chairman of the Board since September 17, 1996. Mr. Pollack has served as Managing Director of Centre Partners Management LLC since 1995. Mr. Pollack has been Senior Managing Director of Corporate Advisors, L.P., the general partner of Corporate Partners, L.P. and Corporate Offshore Partners, L.P., since 1988, Managing Director of Lazard Freres & Co. LLC since 1995 (prior thereto a General Partner) and Chief Executive Officer of Centre Partners, L.P. since 1986. Mr. Pollack also serves as a director of LaSalle Re Holdings Limited, Parlex Corporation, Rembrandt, Inc., Nationwide Credit Inc., SunAmerica Inc., and Tidewater, Inc. Mr. Pollack is a member of the Compensation Committee of the Board of Directors.

SCOTT PEREKSLIS
PRINCIPAL
CENTRE PARTNERS MANAGEMENT LLC

     Scott Perekslis, age 31, has served as a Director of the Company since July 31, 1996. Mr. Perekslis also served as a Vice President of the Company from July 31, 1996 through July 18, 1997. Since 1995, Mr. Perekslis has been a Principal of Centre Partners Management LLC and a Principal of Corporate Advisors, L.P. From 1991 to 1995, Mr. Perekslis was an Associate of Corporate Advisors, L.P. Mr. Perekslis also serves as a director of Hyco International, Inc. and KIK Corporation Holdings, Inc. Mr. Perekslis is a member of the Compensation Committee of the Board of Directors.

     The following Class II directors were elected in fiscal 1999 and their present terms expire with the Annual Meeting of Stockholders in 2001:

WILLIAM J. BRATTON
CHIEF OPERATING OFFICER AND PRESIDENT
CARCO GROUP, INC.

     William J. Bratton, age 51, has served as a Director of the Company since September 17, 1996. Mr. Bratton has been the President and Chief Operating Officer of CARCO Group, Inc. since 1998. From 1996 to 1997, Mr. Bratton served as Vice Chairman of First Security Services Corporation and President of its new subsidiary First Security Consulting, Inc. From 1994 to 1996, Mr. Bratton served as Police Commissioner of the City of New York. In 1992 he served as Superintendent in Chief of the Boston Police Department and was appointed Police Commissioner of the Boston Police Department in 1993. From 1990 to 1992, Mr. Bratton served as Chief of the New York City Transit Police. Mr. Bratton also serves as a director of Rite-Aid Corporation and First Security Services Corporation.

JONATHAN H. KAGAN
MANAGING DIRECTOR
CENTRE PARTNERS MANAGEMENT LLC

     Jonathan H. Kagan, age 43, has served as a Director of the Company since July 31, 1996. Mr. Kagan also served as Secretary of the Company from July 31, 1996 through July 18, 1997. Mr. Kagan has served as Managing Director of Centre Partners Management LLC since 1995. Mr. Kagan has been a Managing Director of Corporate Advisers, L.P. since 1990. Mr. Kagan has been associated with Lazard Freres & Co. LLC since 1980 and has been a Managing Director since 1995 (prior thereto a General Partner). Mr. Kagan also serves as a Director of Jeepers! Inc. and Hyco International, Inc. Mr. Kagan is a member of the Audit Committee of the Board of Directors.

FRANK S. JONES
CORPORATE DIRECTOR

     Frank S. Jones, age 70, has served as a Director of the Company since April 16, 1998. Mr. Jones has served as assistant dean at the Harvard Business School, a group brand manager at a consumer products company, and as Ford Professor of Urban Affairs at the Massachusetts Institute of Technology from which he retired in 1992. Mr. Jones also serves as a Director of Polaroid Corporation and Scientific Games Holdings Corporation. Mr. Jones is a member of the Audit Committee of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

                            DIRECTORS' COMPENSATION

     Each director of the Company who is not an employee of the Company is entitled to receive annual compensation of $20,000, payable quarterly. In addition, directors of the Company are reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors or committees thereof. In fiscal 1998, Messrs. Fields, Bratton and Decker were granted options (with exercise prices ranging from $5.1875 to $11.75 per share) to purchase 13,000, 3,500 and 16,600 shares of Common Stock, respectively in connection with their serving as directors of the Company which options in the case of Mr. Fields included 3,000 options granted in connection with services he also rendered pursuant to a consulting agreement. In fiscal 1999, Messrs. Fields, Bratton, Decker and Jones were granted options (with exercise prices ranging from $7.3125 to $7.625 per share) to purchase 11,000, 1,000, 1,000 and 16,600 shares of Common Stock respectively, in connection with their serving as directors of the Company, which options in the case of Mr. Fields included 10,000 options granted in connection with services he also rendered pursuant to a consulting agreement. Directors who are also employees of the Company are not separately compensated for their services as directors.

     Pursuant to the Securities Purchase Agreement dated November 13, 1998 with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P., Messrs. Pollack, Kagan, Perekslis and Zepf, directors of the Company who are affiliated with the Centre Partnerships agreed to receive in lieu of annual director's fees of $20,000, for each director, options to purchase at $1.03125 per share an aggregate of 106,700 shares of Class A Common Stock, exercisable in equal quarterly installments beginning December 31, 1998 which such directors assigned to Centre Partners Management LLC. As of June 30, 1999, 80,025 shares of Class A Common Stock were exercisable from this grant.

                                                                             LONG TERM
                                                                            COMPENSATION
                                         ANNUAL COMPENSATION                   AWARDS
                              -----------------------------------------     ------------
                                                              OTHER          SECURITIES
                                                              ANNUAL         UNDERLYING     ALL OTHER
                              FISCAL   SALARY     BONUS        ($)            OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR      ($)       ($)     COMPENSATION         (#)            ($)
---------------------------   ------   -------   -------   ------------     ------------   ------------
Peter A. Marino(1)..........   1999    350,000        --      4,800(4)         21,000             --
  President and Chief          1998    350,000   150,000      6,865(4)             --             --
  Executive Officer            1997    148,076    75,000         --           707,160        324,448(2)
Robert F. Mecredy...........   1999    158,000        --      4,740(4)         20,000             --
  Executive Vice President     1998    155,000   120,000      2,435(4)         10,000             --
                               1997    144,179   175,000(3)   3,093(4)        182,600             --
Juan C. G. de Ledebur.......   1999    135,000        --      4,050(4)         22,000             --
  Vice President,              1998    145,000   110,000      2,417(4)         10,000             --
  Sales and Marketing          1997    156,477   135,000(3)   7,115(4)(6)     212,148             --
Caryl G. Marsh..............   1999    133,901        --         --            23,000(5)          --
  Vice President, Operations   1998     78,495    20,000         --            22,000             --
                               1997      6,642     6,000         --                --             --
John A. Morelli.............   1999     84,950        --      2,482(4)         13,000(5)          --
  CFO                          1998     72,000     6,000      1,170(4)          3,000             --
                               1997     42,250     6,000         --             9,960

---------------

(1) Mr. Marino became the Company's President and Chief Executive Officer on October 15, 1996.
(2) Mr. Marino received a bonus of $155,000 and 36,852 shares of common stock valued at $119,880 in connection with his employment agreement, Mr. Marino, also, was reimbursed for moving expenses of $49,568
(3) Messrs. de Ledebur and Mecredy received transition bonuses as part of the Company's Recapitalization of $50,000 each,
(4) Matching contributions made by the Company to its 401(k) plan.
(5) Messrs. Marsh and Morelli had 22,000 and 3,000 option shares, respectively, repriced at $3.253 per share during fiscal 1999 (they were not executive officers at the time).
(6) Provision of automobile allowance for Mr. de Ledebur of $4,800 in 1997.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                              NO. OF       % OF TOTAL                               ANNUAL RATES OF STOCK
                            SECURITIES    OPTIONS/SARS                              PRICE APPRECIATION FOR
                            UNDERLYING     GRANTED TO                                   OPTION TERMS *
                            OPTION/SARS   EMPLOYEES IN   EXERCISE OR   EXPIRATION   ----------------------
                              GRANTED     FISCAL YEAR    BASE PRICE       DATE         5%           10%
                            -----------   ------------   -----------   ----------   --------      --------
Peter A. Marino..........     10,000(1)       1.20%        $ 7.625      04/17/05     31,041        72,340
                               6,000(1)       0.73%          8.000      04/17/05     19,541        45,538
                               5,000(1)       0.60%         12.000      04/17/05     24,426        56,923

Robert F. Mecredy........     10,000(1)       1.20%          7.625      04/17/05     31,041        72,340
                               5,000(1)       0.60%          8.000      04/17/05     16,284        37,949
                               5,000(1)       0.60%         12.000      04/17/05     24,426        56,923

Juan C. G. de Ledebur....     10,000(1)       1.20%          7.625      04/17/04     25,932        58,832
                               7,000(1)       0.84%          8.000      04/17/05     22,798        53,128
                               5,000(1)       0.60%         12.000      04/17/05     24,426        56,923

Caryl G. Marsh...........      3,000(1)       0.36%          1.781      12/11/08      2,946         7,257
                               1,000(1)       0.12%          3.253      04/17/04      1,106         2,510
                               6,000(1)       0.73%          3.253      01/09/05      7,946        18,517
                              20,000(1)       2.42%          3.253      06/25/05     26,486        61,724
                              15,000(1)       1.81%          3.253      12/11/05     19,864        46,293

John A. Morelli..........      8,000(1)       0.96%          1.781      12/11/08      7,857        19,351
                               5,000(1)       0.60%          3.253      06/25/05      6,621        15,431
                               3,000(1)       0.36%          3.253      12/11/08      5,380        13,252

---------------

  * These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in these columns will be achieved or if achieved, will exist at the time of any option exercise.

(1) Options are generally exerciseable as follows: (i) 33 1/3% on the first anniversary of the option issue date (the "option date"), (ii) 33 1/3% on the second anniversary of the option date, and (iii) 33 1/3% on the third anniversary of the option date.

                         FISCAL YEAR-END OPTION VALUES

                                                NO. OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                                                       FISCAL YEAR END             AT FISCAL YEAR END (1)
                                                -----------------------------   -----------------------------
                                                EXERCISEABLE   UNEXERCISEABLE   EXERCISEABLE   UNEXERCISEABLE
                                                ------------   --------------   ------------   --------------
Peter A. Marino...............................     95,396         632,764           --              --
Robert F. Mecredy.............................     12,652         190,948           --              --
Juan C. G. de Ledebur.........................     23,665         220,483           --              --
Caryl G. Marsh................................      8,684          36,316           --              --
John A. Morelli...............................      3,454          22,506           --              --

---------------

(1) As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is calculated based on the closing sales price of the Company's Common Stock on The Nasdaq Stock Market as of the last business day of its fiscal year, March 31, 1999, which was $1.03125 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              OWNERSHIP OF STOCK BY DIRECTORS, EXECUTIVE OFFICERS
                           AND PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Class A Voting Common Stock ("Common Stock") and Class B Non-voting Common Stock ("Class B Stock") as of June 30, 1999 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) the Company's chief executive officer and each of the other employees included in the Summary Compensation Table; and (iv) the Company's current directors and officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated as being beneficially owned by them.

                                                             SHARES OF
                                                               COMMON               SHARES OF
                                                               STOCK              CLASS B STOCK
                                                            BENEFICIALLY          BENEFICIALLY
                                                             OWNED (2)              OWNED (3)
NAME OF BENEFICIAL OWNER (1)                                   NUMBER       %        NUMBER         %
----------------------------                                ------------   ----   -------------   -----
Centre Capital Investors II, L.P..........................   6,104,451     32.1%    3,157,335      68.6%
Centre Partners Coinvestment, L.P.........................     903,016      4.7%      447,008      10.1%
Centre Capital Offshore Investors II, L.P.................   1,209,596      6.4%      625,695      13.6%
Centre Capital Tax-exempt Investors II, L.P...............     682,428      3.6%      352,935       7.7%
Centre Partners Management LLC (4)........................   8,076,500     42.4%    4,135,965      89.9%
Centre Partners II LLC (5)................................   9,470,672     49.7%    4,634,719     100.0%
THIN International (6)....................................   2,454,478     12.9%           --        --
Peter A. Marino (7).......................................     195,883        *            --        --
Juan C.G. de Ledebur (7)..................................      78,483        *            --        --
Robert F. Mecredy (7).....................................      53,500        *            --        --
Caryl G. Marsh (7)........................................       8,684        *            --        --
John A. Morelli (7).......................................       2,980        *            --        --
Lester Pollack (8)........................................          --       --            --        --
William J. Bratton........................................      13,735        *            --        --
Gilbert F. Decker.........................................       6,868        *            --        --
Craig I. Fields...........................................      34,470        *            --        --
Frank S. Jones............................................       6,334        *            --        --
Jonathan H. Kagan (9).....................................          --       --            --        --
Scott Perekslis (10)......................................       9,005        *            --        --
Paul J. Zepf (11).........................................      10,506        *            --        --
All current directors and executive officers as a group
  (13 individuals) (12)...................................     423,902      2.2%           --        --

---------------

   * Less than 1%
 (1) The address of Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-exempt Investors II, L.P. (together with Centre Capital Offshore Investors II, L.P., the "Centre Partnerships"), Centre Partners Management LLC ("Centre Management") and Centre Partners II, LLC (together with Centre Capital Offshore Investors II, L.P., the "Centre Entities") is 30 Rockefeller Plaza, New York, New York 10020; the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda; and the address of THIN International N.V. ("THIN International") is Landhuis Joonchi, Koya Richard J. Beaujan z/n, P.O. Box 837, Curacao, Netherlands Antilles.
 (2) Based on 19,043,576 shares of Common Stock outstanding on June 30, 1999. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of June 30, 1999 only by the respective named shareholder.

 (3) The Centre Partnerships shown as beneficially owning Class B Stock own all outstanding shares of such stock and have entered into a binding agreement by which each has agreed not to exercise the right to convert Class B Stock for Common Stock provided by the Restated Certificate of Incorporation, if as a result of such conversion, the Centre Partnerships would hold, of record, or beneficially with power to vote, more than 50% of the shares of Common Stock outstanding immediately following such conversion unless concurrently with such conversion the shares of Common Stock are transferred to an unaffiliated person. Included within the shares of Class B Stock are 2,940,150 warrants currently exercisable into shares of Class B Stock.
 (4) Information regarding ownership of Common Stock by the Centre Entities is included herein in reliance on information set forth in a Form 4 filed by the Centre Entities in December 1998 with the Securities Exchange Commission (the "Commission"), reflecting ownership as of November 30, 1998 as well as information set forth in Schedule 13G filed by the Centre Entities in February, 1999. Pursuant to a Management Agreement, Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P. have delegated voting and investment power with respect to the Common Stock beneficially owned by them to Centre Management and investment power over such shares of nonvoting Class B Stock; accordingly, the aggregate security ownership of those Centre Entities is reflected for Centre Management as well.
 (5) As general partner of Centre Partners Coinvestment, L.P. and general partner of the general partner of Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P., Centre Partners II LLC ("Centre Partners") is reflected as beneficially owning the Common Stock and Class B Stock owned by those Centre Entities. In addition, pursuant to certain co-investment arrangements, Centre Partners has been delegated voting and investment power with respect to an additional 571,181 shares of Common Stock and 51,746 warrants. In addition, included within the shares of Class B Stock are 2,940,150 warrants currently exercisable into shares of Class B Stock.
 (6) Information regarding ownership of Common Stock by THIN International is included herein in reliance on information set forth in a Form 4 filed by THIN International in August 1998 with the Commission, reflecting ownership as of July 31, 1998. Mr. GH Thyssen-Bornemisza, a Swiss national resident in Monaco and chairman of TBG Holdings N.V., may be deemed to have sole voting and dispositive power over the Common Stock owned by THIN International.
 (7) Messrs. Marino, de Ledebur, Marsh, Mecredy and Morelli's beneficial ownership includes exercisable options for 95,396 shares, 23,665 shares, 8,684 shares, 21,652 shares and 3,454 shares, respectively. In addition, Messrs. Marino, de Ledebur, Mecredy and Morelli's beneficial ownership includes 2,215 shares, 1,034 shares, 1,138 shares and 980 shares, respectively held in a 401(k) plan for the benefit of each officer, over which each officer has been delegated voting and investment power. For Mr. Morelli, includes 2,000 shares of Common stock owned by his wife for which he disclaims any beneficial ownership.
 (8) Excludes 8,076,500 shares of Common Stock and 1,522,624 shares of Class B Stock and 2,613,341 warrants currently exercisable into Class B Stock for which Centre Management has been delegated voting and/or investment power and 9,470,672 shares of Common Stock and 1,694,569 shares of Class B Stock and 2,940,150 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership. Mr. Pollack is a Managing Director of each of Centre Management and Centre Partners and, as such, may be deemed to have voting and investment power over such shares of Common Stock and investment power over such shares of nonvoting Class B Stock. Mr. Pollack disclaims any beneficial ownership of such shares of Common Stock and Class B Stock.
 (9) Excludes 8,076,500 shares of Common Stock and 1,522,624 shares of Class B Stock and 2,613,341 warrants currently exercisable into Class B Stock for which Centre Management has been delegated voting and/or investment power and 9,470,672 shares of Common Stock and 1,694,569 shares of Class B Stock and 2,940,150 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership. Mr. Kagan is a Managing Director of each of Centre Management and Centre Partners and, as such, may be deemed to have voting and investment power over such shares of Common Stock and investment power over such shares of nonvoting Class B

     Stock. Mr. Kagan disclaims any beneficial ownership of such shares of Common Stock and Class B Stock.
(10) Includes 9,005 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Perekslis and 467 shares of Series A Preferred Stock, over which Mr. Perekslis has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.
(11) Excludes 8,076,500 shares of Common Stock and 1,522,624 shares of Class B Stock and 2,613,341 warrants currently exercisable into Class B Stock for which Centre Management has been delegated voting and/or investment power and 9,470,672 shares of Common Stock and 1,694,569 shares of Class B Stock and 2,940,150 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership. Mr. Zepf is a Managing Director of each of Centre Management and Centre Partners and, as such, may be deemed to have voting and investment power over such shares of Common Stock and investment power over such shares of nonvoting Class B Stock. Mr. Zepf disclaims any beneficial ownership of such shares of Common Stock and Class B Stock. Includes 10,506 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Zepf and 468 shares of Series A Preferred Stock, over which Mr. Zepf has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.
(12) Excludes 8,076,500 shares of Common Stock and 1,522,654 shares of Class B Stock and 2,613,341 warrants currently exercisable for Class B Stock for which Centre Management has been delegated voting and/or investment power and 9,470,672 shares of Common Stock and 1,694,569 shares of Class B Stock and 2,940,150 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership, for which Messrs. Pollack, Kagan and Zepf may be deemed to have voting and/or investment power based on their serving as a Managing Director of such entities. Messrs. Pollack, Kagan and Zepf disclaim beneficial ownership of such shares of Common Stock and Class B Stock. Includes 19,511 shares of Common Stock held in 401(k) plans for the benefit of Messrs. Perekslis and Zepf, over which each such individual has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     On April 24, 1998, the Centre Partnerships pursuant to a written agreement exchanged certain shares of Class A Voting Common Stock owned by each of them for an equal number of shares of Class B Non-voting Common Stock in the amounts as shown under "OWNERSHIP OF STOCK BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS." In connection with such agreement, the Centre Partnerships each agreed not to exercise the right to convert Class B Stock for Common Stock provided by the Restated Certificate of Incorporation if, as a result of such conversion, the Centre Partnerships would hold of record, or beneficially, with power to vote, more than 50% of the shares of Class A Common Stock outstanding immediately following such conversion unless concurrently with such conversion the shares of Class A Common Stock are transferred to an unaffiliated person. The transaction, which was approved by the Board of Directors was carried out in order to permit the Company to engage in acquisition transactions after expiration of two years which could be accounted for as a pooling under generally accepted accounting principles and is believed by the Company to have been of no monetary value to the Centre Partnerships.

     On November 13, 1998 the Centre Partnerships entered into a Securities Purchase Agreement with the Company whereby the Centre Partnerships, for $3,000,030 purchased 18,182 units of a security comprised of 18,182 shares of Series B Preferred Stock (the "Preferred Stock") and 2,909,120 in the aggregate of non-detachable warrants to purchase Class B non-Voting Common Stock ("Class B stock") with an exercise price of $1.03125. Each unit of the security includes one share of Preferred Stock and 160 warrants, and the security bears a dividend of 8% per annum payable quarterly in additional units of the security. The Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. It is also subject to redemption at the option of the holder in the event of a change of control of the Company as defined.

     On June 1, 1999 certain subsidiaries of the Company established a revolving line of credit in the amount of $3,000,000 with a financial institution with a maturity date of May 26, 2000. The payment of obligations under the Subsidiary Line are guaranteed by the Centre Partnerships as well as by the Company and certain of its subsidiaries.

     In exchange for such guarantees the Centre Partnerships received a fee of $50,000 in cash and would be entitled to be paid an additional funding fee of $250,000 in the event any payments were made by any Centre Partnerships to the financial institution.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Pollack, Fields, Perekslis and Zepf served as members of the Company's Compensation Committee during the 1999 fiscal year. While Mr. Pollack is Chairman of the Board and Mr. Perekslis was a Vice President of the Company through July 18, 1997, none is otherwise an employee, officer or former employee or officer of the Company or its subsidiaries.

                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee has provided the following report:

          The compensation policies of the Company have been developed to link the compensation of executive officers with the development of enhanced value for the Company's stockholders. Through the establishment of both short-term and long-term incentive plans and the use of base salary and performance bonus combinations, the Company seeks to align the financial interests of its executive officers with those of its stockholders.

PHILOSOPHY AND COMPONENTS

     In designing its compensation programs, the Company follows its belief that compensation should reflect both the Company's recent performance and the value created for stockholders, while also supporting the broader business strategies and long-range plans of the Company. In doing so, the compensation programs reflect the following general characteristics:

     - The Company's financial performance and, in particular, that of the individual.

     - An annual incentive arrangement that generates a portion of compensation based on the achievement of specific performance goals in relation to the Company's internal budget and strategic initiatives, with superior performance resulting in enhanced total compensation.

     The Company's executive compensation is based upon the components listed below, each of which is intended to serve the overall compensation philosophy:

     Base Salary. Base salary is intended to be set at a level that approximates the competitive amounts paid to executive officers of similar businesses in structure, size, and industry orientation. Competitive amounts are determined informally through a review of published compensation surveys and proxy statements of other companies, including some, but not all, of the companies in the peer group selected for purposes of the stock performance graph set forth elsewhere in this Proxy Statement.

     Incentive Compensation. In accordance with the Company's philosophy of tying a substantial portion of the overall compensation of its executive officers to the achievement of specific performance goals, an incentive plan has been developed for the executive officers. The Company's incentive plan is designed to reward superior performance with total compensation above competitive levels. On the other hand, if performance goals are not achieved and the Company suffers as a result, compensation of affected executive officers may fall below competitive levels.

     Stock Options. The Company periodically considers awards to its executive officers of stock options granted under the terms of its Stock Option Plan. Options are awarded by the Option Subcommittee to selected executive officers and other persons in recognition of outstanding contributions they may have made (or are being motivated to make) to the Company's growth, development, or financial performance. The awarding of options is designed to encourage ownership of the Company's Common Stock by its executive officers, thereby aligning their personal interests with those of our shareholders.

     The Compensation Committee reviews and determines the compensation of the executive officers of the Company with this philosophy on compensation as its basis. While promoting initiative and providing incentives for superior performance on behalf of the Company for the benefit of its shareholders, the Compensation Committee also seeks to assure that the Company is able to compete for and retain talented personnel who will lead the Company in achieving levels of growth and financial performance that will enhance shareholder value over the long-term as well as short-term.

CEO COMPENSATION

     Effective October 15, 1996, the Company entered into an employment agreement with Mr. Marino as Chief Executive Officer and President for a term that extends to March 31, 2002, and is renewable for successive one-year terms thereafter unless either party chooses not to renew. Details about that agreement are provided under "Executive Compensation -- Employment and Related Matters" above.

     The Compensation Committee believes that the compensation terms of Mr. Marino's employment agreement are consistent with and reflect the Company's executive compensation philosophy. The base salary provided to Mr. Marino is consistent with what the Compensation Committee believes is competitive in the Company's industry, and the opportunities for bonus compensation are tied to the Company's performance in terms of value to its stockholders. Additionally, the options that have been granted to Mr. Marino are subject to vesting over a period of years.

                                          The Compensation Committee

                                          Lester Pollack
                                          Craig I. Fields
                                          Scott Perekslis
                                          Paul J. Zepf

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on July 28, 1999.

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

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

                 /s/ PETER A. MARINO                   President, Chief Executive         July 28, 1999
-----------------------------------------------------    Officer and Director (Principal
                   Peter A. Marino                       Executive Officer)

                 /s/ JOHN A. MORELLI                   Chief Financial Officer and        July 28, 1999
-----------------------------------------------------    Treasurer (Principal Financial
                   John A. Morelli                       and Accounting Officer)

                /s/ ROBERT F. MECREDY                  Executive Vice President           July 28, 1999
-----------------------------------------------------
                  Robert F. Mecredy

                 /s/ LESTER POLLACK                    Chairman of the Board and          July 28, 1999
-----------------------------------------------------    Director
                   Lester Pollack

               /s/ WILLIAM J. BRATTON                  Director                           July 28, 1999
-----------------------------------------------------
                 William J. Bratton

                /s/ GILBERT F. DECKER                  Director                           July 28, 1999
-----------------------------------------------------
                  Gilbert F. Decker

                 /s/ CRAIG I. FIELDS                   Director                           July 28, 1999
-----------------------------------------------------
                   Craig I. Fields

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

                 /s/ FRANK S. JONES                    Director                           July 28, 1999
-----------------------------------------------------
                   Frank S. Jones

                /s/ JONATHAN H. KAGAN                  Director                           July 28, 1999
-----------------------------------------------------
                  Jonathan H. Kagan

                 /s/ SCOTT PEREKSLIS                   Director                           July 28, 1999
-----------------------------------------------------
                   Scott Perekslis

                  /s/ PAUL J. ZEPF                     Director                           July 28, 1999
-----------------------------------------------------
                    Paul J. Zepf