Form 10-Q
period 1999-06-30
FIREARMS TRAINING SYSTEMS INC
filed 1999-08-16
CIK 1021770

-------------------------------------------------------------------------------

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                           Yes [X]            No [ ]

         As of August 10, 1999, there were (1) 19,051,173 shares of the Registrant's Class A Common Stock and (2) 1,694,569 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX



                           PART I.   FINANCIAL INFORMATION                 Page No.
                                                                           --------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Operations
          Three months ended June 30, 1999 and 1998 .......................  3

          Condensed Consolidated Balance Sheets
          June 30, 1999 and March 31, 1999 ................................  4

          Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1999 and 1998 .......................  5

          Notes to Condensed Consolidated Financial Statements ............  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .......................................  8

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ............................................... 13

ITEM 5.   OTHER INFORMATION................................................ 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................ 15

          SIGNATURES....................................................... 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       ---------

Revenues                                                $ 15,196       $ 12,265
Cost of revenues                                           9,745          7,551
                                                        --------       --------
Gross profit                                               5,451          4,714
                                                        --------       --------

Operating expenses:
     Selling, general and administrative expenses          2,579          3,175
     Research and development expenses                       494          1,534
     Depreciation and amortization                           554            477
     Non recurring restructuring charge                        -            870
                                                        --------       --------
       Total operating expenses                            3,627          6,056
                                                        --------       --------
       Operating income (loss)                             1,824         (1,342)
                                                        --------       --------

Other (expense) income, net:
     Interest (expense) income, net                       (1,783)        (1,611)
     Other (expense) income, net                            (243)          (104)
                                                        --------       --------
          Total other (expense) income, net               (2,026)        (1,715)
                                                        --------       --------
(Loss) before income taxes                                  (202)        (3,057)
Provision (benefit) for income taxes                         (69)        (1,039)
                                                        --------       --------
Net (loss)                                              $   (133)      $ (2,018)

Accretion of preferred stock dividend                        (62)            --
                                                        --------       --------
Net loss applicable to common shareholders              $   (195)      $ (2,018)
                                                        ========       ========
Basic (loss) per common share                           $  (0.01)      $  (0.10)
                                                        ========       ========
Diluted (loss) per common share                         $  (0.01)      $  (0.10)
                                                        ========       ========

Weighted average common shares outstanding - basic        20,734         20,664
                                                        ========       ========

Weighted average common and common
  Equivalent shares outstanding - diluted                 20,734         20,664
                                                        ========       ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 JUNE 30,       March 31,
                                                                  1999            1999
                                                               -----------      ---------
                                                               (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $   1,298       $   2,805
     Accounts receivable, net                                      14,645          19,116
     Unbilled Receivable                                           10,190           4,744
     Inventories                                                   17,551          17,854
     Prepaid expenses and other current assets                        848             702
     Deferred income taxes, net                                     2,107           2,107
                                                                ---------       ---------
        Total current assets                                       46,639          47,328

Property and equipment, net                                         5,029           5,306
Goodwill, net                                                       4,383           4,496
Deferred financing costs, net                                       2,873           2,795
Deferred income taxes                                                 234             225
                                                                ---------       ---------
                                                                $  59,158       $  60,150
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $   4,412       $   5,384
     Accrued liabilities                                            6,399           7,500
     Income taxes payable                                           1,993             345
     Deferred income taxes, net                                        --              --
     Deferred revenue                                                 549           1,089
     Current maturities of long-term debt                           7,250           6,000
                                                                ---------       ---------
        Total current liabilities                                  20,603          20,318
                                                                ---------       ---------

Long-term debt, less current maturities                            64,896          66,200
                                                                ---------       ---------
Other noncurrent liabilities                                          166             172
                                                                ---------       ---------
Mandatory redeemable preferred stock                                3,154           3,093
                                                                ---------       ---------
Stockholders' equity:
     Class A common stock                                              --              --
     Additional paid-in-capital                                   114,350         114,324
     Accumulated (deficit) earnings                              (143,871)       (143,676)
     Cumulative foreign currency translation adjustment              (140)           (281)
                                                                ---------       ---------
               Total stockholders' (deficit) equity               (29,661)        (29,633)
                                                                ---------       ---------
                                                                $  59,158       $  60,150
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

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Three months ended
                                                                             June 30,
                                                                      ---------------------
                                                                        1999          1998
                                                                      -------       -------
Cash flows from operating activities:
     Net loss                                                         $  (195)      $(2,018)
     Adjustments to reconcile net income to cash
        401k stock match                                                   26            42
        Revaluation of Options-Compensation                                --            71
        Accretion of Preferred Stock                                       62            --
        Depreciation                                                      426           345
        Amortization of goodwill                                          129           133
        Amortization of deferred financing costs                          217           169
        Changes in assets and liabilities
           Accounts Receivable                                          4,566         1,927
           Unbilled Receivables                                        (5,394)           --
           Inventory                                                      307          (369)
           Prepaid expenses and other current assets                     (144)         (239)
           Non-current assets Other                                        --            15
           Deferred income tax benefit                                     --         1,826
           Accounts payable                                            (1,015)       (1,037)
           Accrued Liabilities                                         (1,141)       (2,286)
           Income Taxes payable/receivable                              1,649        (1,585)
           Noncurrent liabilities                                          (7)          (69)
           Deferred revenue and reserves                                 (524)       (2,521)
                                                                      -------       -------
             Total adjustments                                           (843)       (3,578)
                                                                      -------       -------
             Net cash provided by (used in) operating activities       (1,038)       (5,596)
                                                                      -------       -------

Cash flows from investing activities:
     Additions to Property and Equipment, net                            (117)         (422)
     Payments for business acquisition, net of cash acquired               --          (394)
                                                                      -------       -------
             Net cash (used) provided by investing activities            (117)         (816)
                                                                      -------       -------

Cash flows from financing activities:
     Proceeds from long-term borrowing                                  1,446         6,000
     Repayments of long-term debt                                      (1,500)         (899)
     Proceeds from sale of common stock                                    --            --
     Proceeds from preferred stock transaction                             --            --
     Repurchase of warrants                                                --            --
     Retirement of common stock                                            --           (75)
     Deferred financing costs                                            (294)           --
                                                                      -------       -------
             Net cash (used) provided by financing activities            (348)        5,026
                                                                      -------       -------

Effect of changes in foreign exchange rates                                (4)          (39)
                                                                      -------       -------

Net increase (decrease) in cash                                        (1,507)       (1,425)
Cash, beginning of period                                             $ 2,805         3,395
                                                                      -------       -------
Cash, end of period                                                   $ 1,298       $ 1,970
                                                                      =======       =======

Supplemental disclosures of cash paid (received) for:
     Interest                                                         $ 1,784       $ 1,334
                                                                      =======       =======
     Income taxes                                                     $(1,688)      $(1,253)
                                                                      =======       =======

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1999.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   INVENTORY.

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value. Inventories consist of the following (in thousands):

                                                JUNE 30,    March 31,
                                                  1999         1999
                                                -------      -------
      Raw materials                             $ 8,180      $ 8,810
      Work in progress                            8,017        7,226
      Finished Goods                              1,354        1,818
                                                -------      -------
                                                $17,551      $17,854
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

Net Revenues. Revenues increased $2.9 million, or 23.9%, to $15.2 million for the three months ended June 30, 1999 as compared to the $12.3 million for the three months ended June 30, 1998. Sales to U.S. military customers for the three months ended June 30, 1999, decreased by $0.8 million, or 33.0%, to $1.7 million, primarily due to decreased sales to the U.S. Marine Corps. Sales to U.S. law enforcement customers for the three months ended June 30, 1999 were unchanged at $1.4 million. Sales to international customers for the three months ended June 30, 1999 increased $4.1 million, or 54.8%, to $11.5 million, including $2.4 million from Simtran. Sales to U.S. hunter/sports customers for the three months ended June 30, 1999 decreased $296,000, or 34.5%, to $562,000 primarily attributable to the seasonal fluctuations of the business.

Cost of Revenues. Cost of revenues increased $2.2 million, or 29.1%, to $9.7 million for the three months ended June 30, 1999 as compared to $7.6 million for the three months ended June 30, 1998. As a percentage of revenues, cost of revenues increased to 64.1% for the three months ended June 30, 1999 as compared to 61.6% for the three months ended June 30, 1998. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues to cover the fixed portion of cost of goods sold.

Gross Profit. As a result of the foregoing, gross profit increased $0.7 million, or 15.6%, to $5.5 million, or 35.9% of revenues, for the three months ended June 30, 1999 as compared to $4.7 million, or 38.4% of revenues, for the three months ended June 30, 1998.

Total Operating Expenses. Total operating expenses decreased $2.4 million, or 40.1%, to $3.6 million for the three months ended June 30, 1999 as compared to $6.1 million for the three months ended June 30, 1998. As a percentage of revenues, total operating expenses decreased to 23.9% for the three months ended June 30, 1999 as compared to 49.4% for the three months ended June 30, 1998. The non-recurring restructuring charge of $.9 million was related to a workforce reduction and excluding certain other measures incurred by the Company in the first quarter of fiscal 1999. Selling, general and administrative ("S,G&A") expenses decreased $0.6 million or 18.8%. This decrease in S,G&A is due primarily to a decrease in the workforce. Research and development ("R&D") expenses decreased $1.0 million primarily attributable to the Company's workforce reduction and lowered levels of revenue in the previous fiscal year. Depreciation and amortization expense increase slightly primarily attributable to additional capital expenditures.

Operating Income (Loss). As a result of the foregoing, operating income increased $3.2 million, or 235.9%, to $1.8 million, or 12.0% of revenues, for the three months ended June 30, 1999 as compared to an operating loss of $0.47 million or (10.9)% of revenues, for the three months ended June 30, 1998.

Other (Expense) Income, net. Net interest expense totaled $1.8 million, or 11.7% of revenues for the three months ended June 30, 1999 as compared to $1.6 million, or 13.1% of revenues for the three months ended June 30, 1998. The increase in interest expense is attributable to the increase in borrowings incurred for the Company's working capital needs and renegotiated interest rate levels in the current NationsBank credit agreement.

Provision (Benefit) for Income Taxes. The effective tax rate increased slightly to 34.2% of income before taxes for the three months ended June 30, 1999 as compared to 34.0% of income before taxes for the three months ended June 30, 1998. The relatively small amount of change in the tax rate was primarily attributable to obtaining a large percentage of revenue from the international sector as a percentage of revenues, which maintained the tax benefits derived from the Company's foreign sales subsidiary.

Net Loss. As a result of the foregoing, the net loss as reported decreased
$1.9 million, or 93.4%, to a net loss of $0.1 million, or (.9)% of revenues for the three months ended June 30, 1999 as compared to a net loss of $2.0 million, or (16.5)% of revenues for the three months ended June 30, 1998.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 was a total of $62,000 for the three months ended June 30, 1999.

Net Loss applicable to common shareholders. The loss applicable to common shareholders decreased $1.8 million or 90.3% to $.2 million ($0.01 per share) or (1.3)% of revenue. This compares to the three months ended June 30, 1998 of a loss of $2.0 million ($0.10 per share) or (16.5)% of revenue.

BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 1999, the Company had a backlog of approximately $17.2 million, comprised of $14.3 million from FATS international customers, $1.8 from Simtran's Canadian customers and $1.1 million from FATS U.S. military and law enforcement customers. Approximately $11.8 million of the contracted orders are scheduled for delivery during fiscal year 2000.

U.S. ARMY EST PROCUREMENT PROCESS

The Army Engagement Skills Trainer ("EST") program contract was awarded to ECC International during fiscal year 1999. The Company was then awarded a contract by ECC International to be the exclusive supplier of all weapons simulators for the EST program. The Company has begun performing under this multi-year contract, which did not have a material effect on revenues for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

The Company's principal liquidity and capital resource needs currently and for the near future are to fund working capital, debt service and capital expenditures necessary to support its business.

The Company's primary sources of liquidity and capital resources are cash generated from operating activities, the NationsBank Credit Agreement, a revolving line of credit in the amount of $3,000,000 (the "Subsidiary Line") and the additional equity investment from the Centre Entities. Net working capital was $26.0 million at June 30, 1999 and $27.0 million at March 31, 1999.

At June 30, 1999, the Company's ability to continue as a going concern is subject to several business and market risks. The risks are (1) a large receivable which is supported by a performance letter of credit from an international customer must be received by the Company in the immediate future;
(2) the Company has not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow cannot be assumed; and (3) the Company must receive new contracts for product to be delivered in the current fiscal year in order to achieve its revenue projections since the Company has entered the new fiscal year with a significantly smaller backlog than in the previous two fiscal years. The Company's large international receivable is secured by a performance letter of credit. The Company has been orally assured by the relevant authority that necessary payment authorization documentation has been completed and that payment will be forwarded however, the Company has not yet received payment.

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

As of August 10, 1999, the Company has borrowings of $20.5 million and had outstanding letters of credit of approximately $1.5 million under the $22.0 million NationsBank revolving credit facility. The Company currently has borrowings of $1,250,000 under the $3,000,000 Subsidiary Line. The Company believes that the cash flow from operations combined with the borrowings under the NationsBank Credit Agreement, the Subsidiary Line and the additional equity investment from the Centre Entities, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for the next 12 months.

The Company's operating activities used cash of $1.0 million in the three months ended June 30, 1999 and used cash of $5.6 million in the three months ended June 30, 1998. The $4.6 million increase in net cash provided by operations was primarily due to the decreased net loss during the quarter and the decrease in accounts receivable. Unbilled receivables increased by $5.4 million for the three months ended June 30, 1999. Unbilled receivables represent revenue recognized under contract but not billed to the customer.

The Company's investing activities used cash of $0.1 million for the three months ended June 30, 1999 and used cash of $0.8 million for the three months ended June 30, 1998. The Company's primary investing activity in the three month period ended June 30, 1999, was for capital expenditures that were primarily for equipment used in manufacturing, R&D and general administration.

The Company's financing activities used cash of $0.3 million for the three months ended June 30, 1999. The Company's primary financing activity in the three month period ended June 30, 1999, was the net repayment of long term debt from the credit facility offset by borrowings for capital expenditures and working capital needs to fund the operations of the Company.

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

         Concentration of Credit Risk

At June 30, 1999, approximately $6.0 million in accounts receivable was due from three international customers, of which approximately $5.3 million was secured by performance letters of credit.

YEAR 2000

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 3, 1997, Dart International, Inc. ("Dart"), a Company subsidiary, was sued by Advanced Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. Discovery is ongoing at this time, and no dispositive motions have been filed or heard. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

On January 27, 1999, FATS, Inc. ("FATS"), a Company subsidiary, was sued by Advanced Interactive Systems, Inc ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,823,779 (the "779 Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter claimed seeking declaratory judgement that the 779 Patent is invalid, among other claims. Discovery has not yet begun on this case. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, or results of operations

The Company is involved in legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (v) a significant and increasing proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the relatively undeveloped nature of the market for small and supporting arms training simulators and the need for continued adoption of simulation training systems if the market is to expand; (vii) the potential for increased competition; (viii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (ix) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 1999 under the caption Part I and in the Company's Prospectus under the caption "Risk Factors".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number   Description
------   -----------

11.01    Statement regarding computation of net income per common share.

27.01    Financial Data Schedule. (for SEC use only).


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 16, 1999


                                FIREARMS TRAINING SYSTEMS, INC.
                                (Registrant)



                                \s\ Peter A. Marino
                                --------------------------------------------
                                Peter A. Marino
                                Chief Executive Officer and President



                                \s\ John A. Morelli
                                --------------------------------------------
                                John A. Morelli
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)