Form 10-K405/A
period 1999-03-31
FIREARMS TRAINING SYSTEMS INC
filed 1999-08-26
CIK 1021770

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 24, 1999: $6,404,066 (based on 9,315,005 shares of non-affiliates Class A Common Stock outstanding at $.688 per share; the last sale price on The Nasdaq Small Cap on August 24, 1999)

     At August 24, 1999, there were issued and outstanding 19,051,173 shares of Class A Common Stock, par value $0.000006 per share and there were issued and outstanding 1,694,569 shares of Class B nonvoting Common Stock, par value $0.000006 per share

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

     The Company is subject to several business and market risks. The risks are
(1) the Company has not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow cannot be assumed; and (2) the Company must receive new contracts for product to be delivered in the current fiscal year in order to achieve its revenue projections since the Company has entered the new fiscal year with a significantly smaller backlog than in the previous two fiscal years. Although the Company recently received payment of a large receivable from an international customer.

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

     The Company believes that this business strategy may achieve positive operating margins over time, provided that the Company collects the large international receivable outstanding and achieves the new business revenue targets needed to finance working capital needs. There can be no assurances that this strategy will be successful or that the new business revenue targets can be met in order to meet working capital needs. (See Note 13).

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

     2. Financial Statement Schedule.

     The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

     Schedule II -- Valuation and Qualifying Accounts

     3. Exhibits.

     The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
 2.01       --  Recapitalization and Stock Purchase and Sale Agreement,
                dated as of June 5, 1996, among THIN International N.V.
                (formerly known as Firearms Training Systems International
                N.V.), the Company, Centre Capital Investors II, L.P.,
                Centre Partners Coinvestment L.P., Centre Parallel
                Management Partners, L.P., Centre Capital Offshore
                Investors, II, L.P., Centre Capital Tax-exempt Investors II,
                L.P., State Board of Administration of Florida and Centre
                Partners Management LLC. (filed as Exhibit 2.01 to the
                Company's Registration Statement No. 333-13105)
 2.01-01    --  Letter Agreement, dated July 9, 1996, amending the
                Recapitalization and Stock Purchase and Sale Agreement.
                (filed as Exhibit 2.02 to the Company's Registration
                Statement No. 333-13105)
 2.01-02    --  First Amendment, dated as of July 31, 1996, to the
                Recapitalization and Stock Purchase and Sale Agreement.
                (filed as Exhibit 2.03 to the Company's Registration
                Statement No. 333-13105).
 2.02       --  Letter Agreement, dated November 1, 1996, from the Company to THIN International N.V. regarding payment of the
                Contingent Payment pursuant to the Recapitalization and
                Stock Purchase and Sale Agreement. (filed as Exhibit 2.04 to the Company's Registration Statement No. 333-13105)
 3.01       --  By-laws of the Company. (filed as Exhibit 3.06 to the
                Company's Registration Statement No. 333-13105)
 3.02       --  Restated Certificate of Incorporation of the Company, dated
                December 23, 1996. (filed as Exhibit 3.03 to the Company's
                Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                December 31, 1996)

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
 3.03       --  Certificate of Designation of Series A Preferred Stock of
                the Company setting forth the powers, preferences, rights, qualification, limitations and restrictions of the series
                dated November 13, 1998. (filed as exhibit 3.03 to the
                Company's Quarterly Report on Form 10-Q for the Fiscal
                Quarter ended December 31, 1998).
10.01-01    --  Amended and Restated Credit Agreement, dated as of October
                15, 1997, among the Company, FATS, Inc., NationsBank, N.A.
                (South) and the other Lenders named therein. (filed as
                Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended September 30, 1997)
10.01-02    --  First Amendment to the Amended and Restated Credit
                Agreement, dated as of June 26, 1998, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein. (Filed as Exhibit 10.01-02 to the Company's Annual
                Report on Form 10-K for the Fiscal Year ended March 31,
                1998)
10.01-03    --  Second Amendment to the Amended and Restated Credit
                Agreement, dated as of November 13, 1998, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein. (Filed as Exhibit 10.01 to the Company's Quarterly
                Report on Form 10-Q for the Fiscal Quarter ended September
                30, 1998)
10.01-04    --  Third Amendment to the Amended and Restated Credit
                Agreement, dated as of March 31, 1999, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein.
10.01-05    --  Fourth Amendment to the Amended and Restated Credit
                Agreement, dated as of April 30, 1999, among the Company,
                FATS, Inc., NationsBank, N.A. and the other Lenders named
                therein.
10.02       --  Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (filed as
                Exhibit 10.06 to the Company's Registration Statement No.
                333-13105)
10.03       --  Assignment and Assumption Agreement dated as of January 1,
                1997 among the Company, FATS, Inc. and NationsBank N.A.
                (South). (Filed as Exhibit 10.03 to the Company's Annual
                Report on Form 10-K for the Fiscal Year ended March 31,
                1997)
10.04       --  Borrower's Consent and Agreement dated as of October 15,
                1997 between FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company's Quarterly Report on Form
                10-Q for the Fiscal Quarter ended September 30, 1997)
10.05       --  Pledge Agreement dated as of January 1, 1997 between the
                Company and NationsBank N.A. (South). (Filed as Exhibit
                10.03 to the Company's Annual Report on Form 10-K for the
                Fiscal Year ended March 31, 1997)
10.06       --  Parent's Consent dated as of October 15, 1997 between the
                Company and NationsBank N.A. (South). (Filed as Exhibit
                10.01 to the Company's Quarterly Report on Form 10-Q for the
                Fiscal Quarter ended September 30, 1997)
10.07       --  Option to Lease, dated May 4, 1993, between the Company and
                Technology Park/Atlanta, Inc. (filed as Exhibit 10.07 to the
                Company's Registration Statement No. 333-13105)
10.08       --  Lease, dated May 4, 1993, between the Company and Technology
                Park/Atlanta, Inc. (filed as Exhibit 10.08 to the Company's
                Registration Statement No. 333-13105)
10.08-01    --  First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company's Registration Statement No.
                333-13105)
10.08-02    --  Second Amendment to Lease Agreement, dated December 21,1995, between the Company and Schneider Atlanta, L.P. (filed as
                Exhibit 10.10 to the Company's Registration Statement No.
                333-13105).

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
10.10       --  Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy,
                Juan de Ledebur and certain other individuals. (filed as
                Exhibit 10.12 to the Company's Registration Statement No.
                333-13105)
10.11       --  Firearms Training Systems, Inc. Stock Option Plan. (filed as
                Exhibit 10.13 to the Company's Registration Statement No.
                333-13105)
10.12       --  Stock Option Agreement Series A, dated as of September 18,
                1996 between the Company and Peter A. Marino. (filed as
                Exhibit 10.14 to the Company's Registration Statement No.
                333-13105)
10.12-01    --  Schedule identifying Stock Option Agreements Series A
                substantially identical in all material respects to Exhibit
                10.12.
10.13       --  Stock Option Agreement Series B, dated as of September 18,
                1996 between the Company and Peter A. Marino. (filed as
                Exhibit 10.15 to the Company's Registration Statement No.
                333-13105)
10.13-01    --  Schedule identifying Stock Option Agreements Series B
                substantially identical in all material respects to Exhibit
                10.13.
10.14       --  Stock Option Agreement Series C, dated as of September 18,
                1996 between the Company and William J. Bratton. (filed as
                Exhibit 10.16 to the Company's Registration Statement No.
                333-13105)
10.14-01    --  Schedule identifying Stock Option Agreements Series C
                substantially identical in all material respects to Exhibit
                10.14. (filed as Exhibit 10.16.01 to the Company's
                Registration Statement No. 333-13105)
10.15       --  Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (filed as Exhibit 10.17 to the
                Company's Registration Statement No. 333-13105)
10.16       --  Registration Rights Agreement, dated as of July 31, 1996, among the Company, THIN International N.V. (formerly known as Firearms Training Systems International N.V.) and the
                Institutional Holders set forth on Schedule I thereto.
                (filed as Exhibit 10.18 to the Company's Registration
                Statement No. 333-13105)
10.17       --  Firearms Training Systems, Inc. Executive Severance Benefit
                Plan. (filed as Exhibit 10.19 to the Company's Registration
                Statement No. 333-13105)
10.18       --  Employment Agreement, dated as of September 18, 1996,
                between the Company and Peter A. Marino. (filed as Exhibit
                10.20 to the Company's Registration Statement No. 333-13105)
10.19       --  Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (filed as Exhibit 10.21 to the Company's Registration Statement No.
                333-13105)
10.19-01    --  Schedule identifying Agreements to Limit Future Competition substantially identical in all material respects to Exhibit
                10.19. (filed as Exhibit 10.21-01 to the Company's
                Registration Statement No. 333-13105)
10.20       --  License Agreement, dated October 31, 1991 by and between
                Microware Systems Corporation and the Company. (filed as
                Exhibit 10.23 to the Company's Registration Statement No.
                333-13105)
10.21       --  Warrant to purchase Class B Non Voting Common Stock of the
                Company dated November 13, 1998. (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                Quarter ended December 31, 1998).
10.22       --  Stock Option Agreement dated as of November 13, 1998 between the Company and Centre Partners Management LLC. (filed as
                Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended December 31, 1998).

EXHIBIT
 NUMBER         DESCRIPTION OF EXHIBITS
--------        -----------------------
10.23       --  Securities Purchase Agreement dated as of November 13, 1998 between the Company and Centre Entities. (filed as Exhibit
                10.23 to the Company's Quarterly Report on Form 10-Q for the
                Fiscal Quarter ended December 31, 1998).
10.24*      --  Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited and Firearms
                Training Systems, B.V. and the Centre Entities dated June 1,
                1999.
10.25*      --  Officer Resignation agreement between the Company and Emory
                O. Berry dated March 19, 1999.
10.26*      --  Employment Agreement, dated as of April 1, 1999, between the
                Company and John A. Morelli.
11.01*      --  Statement Regarding Computation of Pro Forma Net Income Per
                Common Share.
21.01*      --  Subsidiaries of the Company.
23.01       --  Consent of Arthur Andersen, LLP, dated August 23, 1999.
24.01       --  Power of Attorney (set forth on page V-1).
27.01*      --  Financial Data Schedule.

---------------

* Previously filed.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 18, 1999 (Except with respect to the matter discussed in Note 12 and Note 13 as to which the dates are July 14, 1999 and August 19, 1999, respectively)

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

     At March 31, 1999, the Company was subject to several business and market risks. The risks were (1) a large receivable, supported by a performance letter of credit from an international customer, must be received by the Company in the immediate future; (2) the Company had not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow could not be assumed; and (3) the Company must receive new contracts for product to be delivered in the current fiscal year in order to achieve its revenue projections since the Company has entered the new fiscal year with a significantly smaller

                        FIREARMS TRAINING SYSTEMS, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

backlog than in the previous two fiscal years. The first item under business and market risk, collection of a large international receivable has been accomplished (see Note 13).

     Management's plans in response to the above risks are (1) the Company continues to take steps to further reduce cost and reinforce cost control measures related to assure operations are conducted at the lowest cost possible;
(2) the Company remains focused on revenue maximization and has determined to place greater emphasis on the domestic and international law enforcement business through release of new products in this market sector; (3) the Company has begun aggressively pursuing third party relationships in order to develop additional new revenue and cash generating opportunities; and (4) Management efforts had been focused to insure prompt collection of the large international receivable which it believed likely to occur.

     The Company believes that this business strategy may achieve positive operating margins over time, provided that the Company achieves the new business revenue targets needed to finance working capital needs. There can be no assurances that this strategy will be successful or that the new business revenue targets can be met in order to meet working capital needs. (See Note
13).

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
                                                     =========

     Grants and cancellations for fiscal year 1999 include 189,950 shares reissued at a price of $3.253 on December 11, 1998. The options were canceled and reissued to certain employees. The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following ranges of weighted average assumptions used for grants:

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

13. SUBSEQUENT EVENT

     On August 19, 1999, the Company received payment of a large receivable from an international customer, discussed in Note 1.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on August 26, 1999.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                 /s/ PETER A. MARINO                   President, Chief Executive       August 26, 1999
-----------------------------------------------------    Officer and Director
                   Peter A. Marino                       (Principal Executive Officer)

                 /s/ JOHN A. MORELLI                   Chief Financial Officer and      August 26, 1999
-----------------------------------------------------    Treasurer (Principal
                   John A. Morelli                       Financial and Accounting
                                                         Officer)

                /s/ ROBERT F. MECREDY                  Executive Vice President         August 26, 1999
-----------------------------------------------------
                  Robert F. Mecredy

                 /s/ LESTER POLLACK                    Chairman of the Board and        August 26, 1999
-----------------------------------------------------    Director
                   Lester Pollack

               /s/ WILLIAM J. BRATTON                  Director                         August 26, 1999
-----------------------------------------------------
                 William J. Bratton

                /s/ GILBERT F. DECKER                  Director                         August 26, 1999
-----------------------------------------------------
                  Gilbert F. Decker

                 /s/ CRAIG I. FIELDS                   Director                         August 26, 1999
-----------------------------------------------------
                   Craig I. Fields

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                 /s/ FRANK S. JONES                    Director                         August 26, 1999
-----------------------------------------------------
                   Frank S. Jones

                /s/ JONATHAN H. KAGAN                  Director                         August 26, 1999
-----------------------------------------------------
                  Jonathan H. Kagan

                 /s/ SCOTT PEREKSLIS                   Director                         August 26, 1999
-----------------------------------------------------
                   Scott Perekslis

                  /s/ PAUL J. ZEPF                     Director                         August 26, 1999
-----------------------------------------------------
                    Paul J. Zepf