Form 10-Q
period 1999-09-30
FIREARMS TRAINING SYSTEMS INC
filed 1999-11-15
CIK 1021770

===============================================================================




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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                           Yes [X]                 No [ ]

         As of November 10, 1999, there were (1) 19,072,059 shares of the Registrant's Class A Common Stock and (2) 1,694,569 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                        FIREARMS TRAINING SYSTEMS, INC.


                                     INDEX


                           PART I.   FINANCIAL INFORMATION                              Page No.
                                                                                        --------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Income
         Three and six months ended September 30, 1999 and 1998 ......................      3

         Condensed Consolidated Balance Sheets
         September 30, 1999 and March 31, 1999 .......................................      4

         Condensed Consolidated Statements of Cash Flows
         Six months ended September 30, 1999 and 1998 ................................      5

         Notes to Condensed Consolidated Financial Statements ........................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...................................................      8

                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...........................................................     15

ITEM 2.  CHANGES IN AMENDMENT OF CERTIFICATE OF INCORPORATION.........................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................     16

ITEM 5.  OTHER INFORMATION............................................................     16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................................     17

         SIGNATURES ..................................................................     18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)

                                                                 Three months ended                    Six months ended
                                                                    September 30,                        September 30,
                                                             -----------------------------       -----------------------------
                                                                1999              1998              1999              1998
                                                             -----------       -----------       -----------       -----------

Revenues                                                     $     8,328       $    12,111       $    23,524       $    24,376
Cost of revenues                                                   6,817             8,061            16,562            15,612
                                                             -----------       -----------       -----------       -----------
Gross profit                                                       1,511             4,050             6,962             8,764
                                                             -----------       -----------       -----------       -----------

Operating expenses:
     Selling, general and administrative expenses                  3,570             2,128             6,149             5,303
     Research and development expenses                             1,032               838             1,526             2,372
     Depreciation and amortization                                   566               507             1,120               984
     Non-recurring restructuring charge                               --                --                --               870
                                                             -----------       -----------       -----------       -----------
          Total operating expenses                                 5,168             3,473             8,795             9,529
                                                             -----------       -----------       -----------       -----------
Operating income (loss)                                           (3,657)              577            (1,833)             (765)
                                                             -----------       -----------       -----------       -----------
Other expense income, net:
     Interest expense, net                                        (1,937)           (1,782)           (3,720)           (3,393)
     Other expense income, net                                      (104)             (172)             (347)             (276)
                                                             -----------       -----------       -----------       -----------
          Total other expense, net                                (2,041)           (1,954)           (4,067)           (3,669)
                                                             -----------       -----------       -----------       -----------
Loss before income taxes                                          (5,698)           (1,377)           (5,900)           (4,434)
Benefit for income taxes                                          (1,949)             (551)           (2,018)           (1,590)
                                                             -----------       -----------       -----------       -----------
Net loss                                                          (3,749)      $      (826)      $    (3,882)      $    (2,844)
                                                             ===========       ===========       ===========       ===========
Accretion of Preferred Stock Dividend                                (63)               --              (125)               --
                                                             -----------       -----------       -----------       -----------
Net Loss Applicable to common shareholders                   $    (3,812)      $      (826)      $    (4,007)      $    (2,844)
                                                             ===========       ===========       ===========       ===========

Basic loss per common share                                  $     (0.18)      $     (0.04)      $     (0.19)      $     (0.14)
                                                             ===========       ===========       ===========       ===========
Diluted loss per common share                                $     (0.18)      $     (0.04)      $     (0.19)      $     (0.14)
                                                             ===========       ===========       ===========       ===========


Weighted average common shares outstanding - basic                20,758            20,673            20,746            20,668
                                                             ===========       ===========       ===========       ===========

Weighted average common and common
  equivalent shares outstanding - diluted                         20,758            20,673            20,746            20,668
                                                             ===========       ===========       ===========       ===========

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                      SEPT. 30,            March 31,
                                                                        1999                 1999
                                                                    ------------          -----------
                                                                     (UNAUDITED)

                                                ASSETS
Current assets:
     Cash and cash equivalents                                      $     1,219           $     2,805
     Accounts receivable, net                                             9,035                19,116
     Unbilled Receivables                                                 9,969                 4,744
     Inventories                                                         17,470                17,854
     Prepaid expenses and other current assets                              607                   702
     Deferred income taxes, net                                           4,363                 2,107
                                                                    -----------           -----------
               Total current assets                                 $    42,663           $    47,328

Property and equipment, net                                               5,300                 5,306
Goodwill, net                                                             4,260                 4,496
Deferred financing costs, net                                             2,630                 2,795
Deferred income taxes                                                       238                   225
                                                                    -----------           -----------
                                                                    $    55,091           $    60,150
                                                                    ===========           ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $     3,055           $     5,384
     Accrued liabilities                                                  6,046                 7,500
     Income taxes payable, net                                            2,232                   345
     Deferred revenue                                                       865                 1,089
     Current maturities of long-term debt                                 7,500                 6,000
                                                                    -----------           -----------
                    Total current liabilities                       $    19,698                20,318
                                                                    -----------           -----------

Long-term debt, less current maturities                                  64,782                66,200
                                                                    -----------           -----------
Other noncurrent liabilities                                                698                   172
                                                                    -----------           -----------

     Mandatory Redeemable Preferred Stock                                 3,218                 3,093
Stockholders' equity:
     Class A common stock                                                    --                    --
     Class B common stock                                                    --                    --
     Additional paid-in-capital                                         114,369               114,324
     Accumulated (deficit) earnings                                    (147,683)             (143,676)
     Cumulative foreign currency translation adjustment                       9                  (281)
                                                                    -----------           -----------
               Total stockholders' (deficit) equity                     (33,305)              (29,633)
                                                                    -----------           -----------
                                                                    $    55,091           $    60,150
                                                                    ===========           ===========

              The accompanying notes are an integral part of these
                      condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)

                                                                            Six months ended
                                                                              September 30,
                                                                    --------------------------------
                                                                        1999                  1998
                                                                    ------------          ----------

Cash flows from operating activities:
Net income (loss)                                                   $    (4,007)          $    (2,844)
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation and amortization                                     1,573                 1,322
        Deferred income taxes                                            (2,256)                2,358
        Non-cash compensation expense                                       125                    71
        Employee stock compensation plan                                     44                    64
        Changes in assets and liabilities:
           Accounts receivable, net                                      10,146                 1,070
           Deferred Financing costs                                        (294)
           Inventories                                                      391                   974
           Income taxes receivable                                        1,880                (2,170)
           Prepaid expenses and other current assets                        798                  (119)
           Escrow and other deposits                                                               19
           Accounts payable                                              (2,356)                 (698)
           Accrued liabilities                                           (1,489)               (3,458)
           Income taxes payable                                              --                  (390)
           Deferred revenue                                                (224)               (3,302)
           Noncurrent liabilities                                           526                  (118)
                                                                    -----------           -----------
             Total adjustments                                            3,333                (4,377)
                                                                    -----------           -----------
             Net cash (used in) provided by operating activities           (674)               (7,221)
                                                                    -----------           -----------

Cash flows from investing activities:
     Additions to property and equipment, net                              (805)                 (803)
     Payments for business acquisitions, net of cash acquired                --                  (394)
     Sale of business                                                        --                   200
                                                                    -----------           -----------
             Net cash used in investing activities                         (805)                 (997)
                                                                    -----------           -----------

Cash flows from financing activities:
     Borrowings of long-term debt                                                              10,000
     Repayments of long-term debt                                         1,582                (2,399)
     Retirement of common stock                                          (1,500)                  (75)
     Deferred financing costs                                              (294)                   --
                                                                    -----------           -----------
             Net cash provided by financing activities                     (212)                7,526
                                                                    -----------           -----------

Effect of changes in foreign exchange rates                                 105                  (143)
                                                                    -----------           -----------

Net (decrease) increase in cash                                          (1,586)                 (835)
Cash, beginning of period                                                 2,805                 3,395
                                                                    -----------           -----------
Cash, end of period                                                 $     1,219           $     2,560
                                                                    ===========           ===========

Supplemental disclosures of cash paid for:
     Interest                                                             3,398           $     2,916
                                                                    ===========           ===========
     Income taxes                                                             0           $    (1,322)
                                                                    ===========           ===========

              The accompanying notes are an integral part of these
                      condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1999.

2.   INVENTORY.
     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a moving weighted average) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

3.   COMPREHENSIVE LOSS.
     Comprehensive loss for the Company consists of net loss and foreign currency translation adjustments. Total comprehensive loss (in thousands of dollars) was $3,663 and $930 for the three months ended September 30, 1999 and 1998, respectively. Total comprehensive loss (in thousands of dollars) was $3,717 and $2,987 for the six months ended September 30, 1999 and 1998.

4.   TERMINATION AGREEMENT.
     In September 1996, the Company entered into an employment agreement with its president and chief executive officer. In September 1999, the officer was terminated and in accordance with the terms of the amended agreement will receive severance payments totaling approximately $900,000 through March 2002. The amount has been accrued and is included in accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet. Also, the terms of all vested options held by the officer as of his termination date were amended to extend the exercise period until December 29, 2001. However, due to the fact that the market value of the Company's stock was below the exercise prices of the options as of the amendment date, no compensation expense has been recognized by the Company.

     Inventories consist of the following (in thousands):

                                                    SEPTEMBER 30,      March 31,
                                                        1999             1999
                                                    -------------     ----------

     Raw materials                                   $   6,978        $   8,810
     Work in progress                                    9,090            7,226
     Finished Goods                                      1,403            1,818
                                                     ---------        ---------
                                                     $  17,470        $  17,854
                                                     =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

Revenues. Revenues decreased $3.8 million, or 31.2%, to $8.3 million for the three months ended September 30, 1999 as compared to $12.1 million for the three months ended September 30, 1998. Sales to U.S. military customers for the three months ended September 30, 1999, decreased by $0.8 million, or 44.2%, to $1.0 million, primarily due to decreased sales to the U.S. Marine Corps as the Company has substantially completed deliveries under its contract with this customer. Sales to U.S. law enforcement customers for the three months ended September 30, 1999 decreased by $1.7 million, or 54.5%, to $1.4 million primarily attributable to a reduction of purchases by a major federal law enforcement agency. Sales to International customers for the three months ended September 30, 1999 decreased by $1.1 million, or 16.3%, to $5.4 million. Sales to U.S. Hunter/Sports customers for the three months ended September 30, 1999 decreased $177,000, or 28.9%, to $435,000 primarily attributable to a softness in sales of Dart systems.

Cost of Revenues. Cost of revenues decreased $1.2 million, or 15.4%, to $6.8 million for the three months ended September 30, 1999 as compared to $8.1 million for the three months ended September 30, 1998. As a percentage of revenues, cost of revenues increased to 81.9% for the three months ended September 30, 1999 as compared to 66.6% for the three months ended September 30, 1998. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues to cover the fixed portion of cost of goods sold.

Gross Profit. As a result of the foregoing, gross profit decreased $2.6 million, or 62.7%, to $1.5 million, or 18.1% of revenues, for the three months ended September 30, 1999 as compared to $4.1 million, or 33.4% of revenues, for the three months ended September 30, 1998.

Total Operating Expenses. Total operating expenses increased $1.7 million, or 48.8%, to $5.2 million for the three months ended September 30, 1999 as compared to $3.5 million for the three months ended September 30, 1998. Total operating expenses as a percentage of revenues increased to 62.1% for the three months ended September 30, 1999 from 28.7% for the three months ended September 30, 1998. Selling, General & Administrative ("S, G & A") expenses increased $1.5 million, or 46.2%, to $4.1 million for the three months ended September 30, 1999 as compared to $2.6 million for the three months ended September 30, 1998, primarily due to a one time charge for deferred compensation associated with the amended employment agreement (see footnote 4, Termination
Agreement), for the former President & CEO and an increase in legal fees related to patent and trademarks.

Operating Income/( Loss). As a result of the foregoing, operating income decreased $4.3 million, or 733.8%, to an operating loss of $3.7 million, or 43.9% of revenues, for the three months ended September 30, 1999 as compared to $0.6 million, or 4.8% of revenues, for the three months ended September 30, 1998.

Other (Expense) Income, net. Net interest expense totaled $1.9 million, or 23.3% of revenues for the three months ended September 30, 1999 as compared to $1.8 million, or

14.7% for the three months ended September 30, 1998. The increase in net interest expense is primarily the result of the Company's increased borrowings as compared to the prior period as a result of its working capital needs. The increase is also attributable to the increase in interest rates incurred as a result of the amendment in its Credit Agreement on April 30, 1999. Other expenses, net totaled $104,000, or 1.2 % of revenues for the three months ended September 30, 1999 as compared to other income, net of $172,000, or 1.4% for the three months ended September 30, 1998. The decrease in other expenses, net is primarily the result of foreign currency gains incurred due to recent fluctuations in currency exchange rates.

Provision (Benefit) for Income Taxes. The effective tax rate decreased to 34.2% of income before income taxes for the three months ended September 30, 1999 as compared to 40.0% of income before taxes for the three months ended September 30, 1998. The overall effective tax rate for the six months ended September 30, 1999 decreased to 34.2% of income before income taxes as compared to 35.9% of income before taxes for the six months ended September 30, 1998.

Net Income (Loss). As a result of the foregoing, the net (loss) as reported increased $2.9 million to a net loss of $3.7 million ($0.18 per diluted share), or 44.4% of revenues for the three months ended September 30, 1999 as compared to $0.8 million ($0.04 per diluted share), or 6.8% of revenues for the three months ended September 30, 1998.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 was a total of $63,000 for the three months ended September 30, 1999.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $3.0 million or 361.5% to $3.8 million ($0.18) or (45.8)% of revenue. This compares to the three months ended September 30, 1998 of a loss of $0.8 million ($0.04 per share) or (6.8%) of revenue.

Six Months Ended September 30, 1999 and 1998

Revenues. Revenues decreased $0.9 million, or 3.5%, to $23.5 million for the six months ended September 30, 1999 as compared to $24.4 million for the six months ended September 30, 1998. Sales to U.S. military customers for the six months ended September 30, 1999, decreased by $1.7 million, or 37.7%, to $2.8 million, primarily due to decreased sales to the U.S. Marine Corps and the U.S. Army. Sales to U.S. law enforcement customers for the six months ended September 30, 1999 decreased by $1.7 million, or 37.1%, to $2.9 million primarily attributable to reduced sales to an important federal law enforcement agency customer. Sales to International customers for the six months ended September 30, 1999 increased by $3.0 million, or 21.6%, to $16.9 million primarily as a result of additional deliveries to Canada and Australia customers. Sales to U.S. Hunter/Sports customers for the six months ended September 30, 1999 decreased $0.5 million, or 32.2%, to $1.0 million primarily attributable to reduced sales by Dart brought on by delays in introduction of the new DVD format systems.

Cost of Revenues. Cost of revenues increased $1.0 million, or 6.1%, to $16.6 million for the six months ended September 30, 1999 as compared to $15.6 million for the six months ended September 30, 1998. As a percentage of revenues, cost of revenues increased to 70.4% for the six months ended September 30, 1999 as compared to 64.0% for the six months ended September 30, 1998. The increase in cost of revenues as a percentage of revenues is primarily attributable to product mix and higher price competition.

Gross Profit. As a result of the foregoing, gross profit decreased $1.8 million, or 20.6% to $7.0 million, or 29.6% of revenues, for the six months ended September 30, 1999 as compared to $8.8 million, or 36.0% of the revenues, for the six months ended September 30, 1998.

 Total Operating Expenses. Total operating expenses decreased $0.7 million, or 7.7% to $8.8 million for the six months ended September 30, 1999 as compared to $9.5 million for the six months ended September 30, 1998. Total operating expenses as a percentage of revenues decreased to 37.4% for the six months ended September 30, 1999 from 39.1% for the six months ended September 30, 1998. S, G & A expenses increased $0.8 million, or 16.0%, as compared to the 3.5% decrease in revenue. The increase in S, G & A expenses is primarily due to the expenses related to the termination agreement of the former President and CEO of approximately $900,000 which are included in these totals (see Note No. 4) in Notes to Condensed Consolidated Financial Statements.

Operating (Loss) Income. As a result of the foregoing, operating income decreased $1.1 million, to an operating loss of $1.8 million, or 7.8% of revenues, for the six months ended September 30, 1999 as compared to an operating loss of $0.8 million, or 3.1% of revenues, for the six months ended September 30, 1998.

Other Expense net. Net interest expense totaled $3.7 million, or 15.8% of revenues for the six months ended September 30, 1999 as compared to $3.4 million, or 13.9% of revenues for the six months ended September 30, 1998. The increase in net interest expense is primarily the result of the Company's amendments to the Bank of America Credit Agreement dated as of April 30 and September 30, 1999 which called for higher interest rate levels on the company's outstanding debt. Other expenses, net totaled $347,000, or 1.5% of revenues for the six months ended September 30, 1999 as compared to $276,000, or 1.1% for the six months ended September 30, 1998. The increase in other expenses, net is primarily the result of foreign currency losses incurred due to fluctuations in currency exchange rates.

Provision for Income Taxes. The effective tax rate decreased to 34.2% of income before income taxes for the six months ended September 30, 1999 as compared to 35.9% of income before taxes for the six months ended September 30, 1998.

Net Loss. As a result of the foregoing, the net loss as reported increased $1.1 million to a net loss $3.9 million ($0.19 per diluted share), or (16.5%) of revenues for the six months ended September 30, 1999 as compared to a net loss of $2.8 million ($0.14 per diluted share), or (11.7%) of revenues for the six months ended September 30, 1998.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 was a total of $125,000 for the six months ended September 30, 1999.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $1.2 million or 40.9% to $4.0 million ($0.19 per diluted share) or (17.0)% of revenue. This compares to the six months ended September 30, 1998 of a loss of $2.8 million ($0.14 per diluted share) or (11.7%) of revenue.

BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 1999, the Company had a backlog of approximately $19.7 million, comprised of $16.3 million from FATS international customers, $1.1 from Simtran's Canadian customers, $1.0 million from U.S. Law Enforcement and $1.3 million from FATS U.S. military customers. Approximately $13.9 million of the contracted orders are scheduled for delivery during fiscal year 2000.

U.S. ARMY EST PROCUREMENT PROCESS

The Army Engagement Skills Trainer ("EST") program contract was awarded to ECC International during fiscal year 1999. The Company was then awarded a contract by ECC International to be the exclusive supplier of all weapons simulators for the EST program. The Company has begun performing under this multi-year contract, which will not have a material effect on revenues for the fiscal year ending March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity and capital needs currently and for the near future are to fund working capital, debt service, and capital expenditures necessary to support its business.

The Company's primary sources of liquidity and capital resources are cash generated from operating activities, the senior bank debt and a revolving line of credit in the amount of $3,000,000 (the "Subsidiary Line"). Net working capital was $23.0 million at September 30, 1999 and $27.0 million at March 31, 1999. As of November 11, 1999 the Company has no borrowing capacity under the senior bank revolving line of credit or the Subsidiary Line.

The Company is subject to several business and market risks. The risks are (1) the Company has not generated significant revenue or cash flow from its current operation, and the expectation of future revenues or cash flow cannot be assumed; and (2) the Company must receive new contracts for product to be delivered in the current fiscal year in order to achieve its revenue projection since the Company has entered the new fiscal year with a significantly smaller backlog than in the previous two fiscal years.

Management's plans in response to the above risks are (1) the Company continues to take steps to further reduce cost and reinforce cost control measures related to assure operations are conducted at the lowest cost possible; (2) the Company remains focused on revenue maximization and has determined to place greater emphasis on the domestic and international law enforcement business through release of new products in this market sector; (3) the Company has begun aggressively pursuing third party relationships in order to develop additional new revenue and cash generating opportunities; and (4) continue negotiation with the senior bank syndicate to reduce the level of debt maturities.

The Company believes that this business strategy may achieve positive operating margins over time, provided the Company achieves the new business revenue targets needed to finance working capital needs. There can be no assurances that this strategy will be successful or that the new business revenue targets can be met in order to meet working capital needs.

On September 30, 1999, the Company and the Lenders amended the NationsBank Credit Agreement (the "fifth" amendment) to provide among other things for postponement of the installment payment on Tranche A until November 30, 1999, increased interest rate levels and the forbearance of the Lenders from exercising rights and remedies during the period of time until November 30, 1999 while the Company negotiates further amendments of the financial covenants. At this time the Company anticipates a sixth amendment to the Credit Agreement which will address the installment payments and the postponement until March 31, 2000 of the installment payments due September 30 and December 31, 1999 and new financial covenant levels to be completed before November 30, 1999.

As of November 11, 1999, the Company has borrowings of $20.5 million and had outstanding letters of credit of approximately $1.5 million under the $22.0 million NationsBank revolving credit facility. The Company currently has borrowings of $3.0 million under the $3.0 million Subsidiary Line. As a result the Company has no additional borrowing capability. The Company believes that the cash flow from operations will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs until the end of the current fiscal year provided that the Company is able to successfully restructure its current principal and interest payment schedule for the remainder of the fiscal year.

The Company's operating activities used cash of $0.7 million in the six months ended September 30, 1999 and used cash of $7.2 million in the six months ended September 30, 1998. The $6.5 million decrease in net cash provided by operations was primarily due to receipt of payment of a significant international receivable as compared to the six months ended September 30, 1998. The decrease in net cash provided by operations was also due to the $2.4 million decrease in accounts payable primarily attributable to the payment to vendors of outstanding invoices as compared to the six months ended September 30, 1998.

The Company's investing activities used cash of $0.8 million for the six months ended September 30, 1999 and $1.0 million for the six months ended September 30, 1998. The Company's primary investing activity for the six months ended September 30, 1999 was capital expenditures that were for equipment used in manufacturing, R&D, and marketing activities.

The Company's financing activities used cash of $0.2 million for the six months ended September 30, 1999. The Company's primary financing activity in the six month period ended September 30, 1999, was the net borrowing of $1.6 million from its Subsidiary Line to finance the working capital needs of the Company's operations offset by the paydown of its long term debt.

The Company's indebtedness and the related covenants will have several important effects on its future operations, including, but not limited to, the following:
(i) a portion of the Company's cash flow from operations must be dedicated to the payment of interest on and principal of its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, R&D, acquisitions, general corporate purposes or other purposes is likely to be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to business developments and changes in its industry and economic conditions generally.

         Concentration of Credit Risk

At September 30, 1999, approximately $4.4 million in accounts receivable was due from nine international customers, of which approximately $0.6 million was secured by performance letters of credit.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 3, 1997, Dart, a Company subsidiary, was sued by Advanced Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. The parties recently settled the case and are currently in the process of finalizing confidential settlement documentation. Upon completion of that process, the action will be dismissed with prejudice. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

On January 27, 1999, FATS, Inc. ("FATS"), a Company subsidiary, was again sued by AIS for alleged infringement of a patent owned by AIS< U.S. Patent No. 5,823,779 (the "779Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter claimed seeking declaratory judgement that the 779 Patent is invalid , among other claims. Discovery has not yet begun on this case. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, or results of operations.

The Company is involved in legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 2.  INCREASE IN AUTHORIZED CLASS B COMMON SHARES

The annual meeting of shareholders held on Friday September 24, 1999 approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class B Non-Voting Common Stock from 2,200,000 to 6,200,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Share Owners was held on Friday, September 24, 1999, in Norcross, Georgia, at which the following matters were submitted to a vote of the share owners:


   (a) Votes regarding the election of three Directors for a term expiring in 2002 were as follows:

                                         FOR          ABSTAIN
                                      ---------      ---------
         Gilbert Decker               9,804,056      2,457,091
         Craig I. Fields              9,804,056      2,457,091
         Paul J. Zepf                 9,804,056      2,457,091

   (b) Votes regarding the approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class B Non-Voting Common Stock from 2,200,000 to 6,200,000 were as follows:

                     FOR                     AGAINST            ABSTAIN
                  ---------                 ---------           -------
                  9,801,120                 2,458,853            1,174

   (c) Votes, in the proxies' discretion, upon such other business as may properly come before the meeting or any postponement or adjournment thereof were as follows:

                     FOR                     AGAINST            ABSTAIN
                  ---------                 ---------           -------
                  9,770,857                 2,488,921            1,368

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number                             Description
-------                            -----------

10.28    Fifth Amendment to the Amended and Restated Credit Agreement, dated
         September 30, 1999, among the Company, Bank of America, N.A. and the other Lenders named therein.

10.29    Amendment to Employment agreement for Peter A. Marino dated September
         30, 1999.

11.01    Statement regarding computation of net income per common share.

27.01    Financial Data Schedule (For SEC use only).


(b) The following report on Form 8-K was filed during the quarter ended September 30, 1999.

               September 21, 1999 - Retirement of the President and CEO.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 15, 1999


                                  FIREARMS TRAINING SYSTEMS, INC.
                                             (Registrant)





                                    /s/ Robert F. Mecredy
                                  ---------------------------------------------
                                  Robert F. Mecredy
                                  President and Chief Executive Officer



                                    /s/ John A. Morelli
                                  ---------------------------------------------
                                  John A. Morelli
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)