Form 10-Q
period 1999-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2000-02-22
CIK 1021770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                 Yes [X]  No [ ]

    As of February 07, 2000, there were (1) 19,072,059 shares of the Registrant's Class A Common Stock and (2) 1,694,569 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.

                                      INDEX

                         PART I.   FINANCIAL INFORMATION                      Page No.
                                                                              --------
ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

             Condensed Consolidated Statements of Income
             Three and nine months ended December 31, 1999 and 1998               3

             Condensed Consolidated Balance Sheets
             December 31, 1999 and March 31, 1999                                 4

             Condensed Consolidated Statements of Cash Flows
             Nine months ended December 31, 1999 and 1998                         5

             Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                            8

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                   15

ITEM 5.      OTHER INFORMATION                                                   16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                    17

             SIGNATURES                                                          18

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)

                                                 Three months ended         Nine months ended
                                                      December 31,            December 31,
                                                ---------------------     ---------------------
                                                  1999         1998         1999         1998
                                                --------     --------     --------     --------
Revenues                                        $  9,920     $ 16,314     $ 33,444     $ 40,690
Cost of revenues                                   7,505        9,735       24,067       25,347
                                                --------     --------     --------     --------
Gross profit                                       2,415        6,579        9,377       15,343
                                                --------     --------     --------     --------

Operating expenses:
     Selling, general and administrative
       expenses                                    2,294        3,115        8,443        8,418
     Research and development expenses             1,115          823        2,641        3,195
     Depreciation and amortization                   605          434        1,725        1,418
     Non-recurring restructuring charge               --           --           --          870
                                                --------     --------     --------     --------
          Total operating expenses                 4,014        4,372       12,809       13,901
                                                --------     --------     --------     --------
Operating income (loss)                           (1,599)       2,207       (3,432)       1,442
                                                --------     --------     --------     --------
Other expense income, net:
     Interest expense, net                        (1,866)      (1,913)      (5,586)      (5,306)
     Other expense income, net                       (60)        (683)        (407)        (959)
                                                --------     --------     --------     --------
          Total other expense, net                (1,926)      (2,596)      (5,993)      (6,265)
                                                --------     --------     --------     --------
Loss before income taxes                          (3,525)        (389)      (9,425)      (4,823)
Benefit for income taxes                          (1,022)        (149)      (3,040)      (1,739)
                                                --------     --------     --------     --------
Net loss                                          (2,503)    $   (240)    $ (6,385)    $ (3,084)
                                                ========     ========     ========     ========
Accretion of Preferred Stock Dividend                (64)         (31)        (189)         (31)
                                                --------     --------     --------     --------
Net Loss Applicable to common shareholders      $ (2,567)    $   (271)    $ (6,574)    $ (3,115)
                                                ========     ========     ========     ========

Basic loss per common share                     $  (0.12)    $  (0.01)    $  (0.32)    $  (0.15)
                                                ========     ========     ========     ========
Diluted loss per common share                   $  (0.12)    $  (0.01)    $  (0.32)    $  (0.15)
                                                ========     ========     ========     ========

Weighted average common shares outstanding -
  basic                                           20,767       20,696       20,753       20,678
                                                ========     ========     ========     ========

Weighted average common and common
  equivalent shares outstanding - diluted         20,767       20,696       20,753       20,678
                                                ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                               December, 31,     March 31,
                                                                                   1999            1999
                                                                               -------------   -------------
                                                                               (UNAUDITED)
                                                ASSETS
Current assets:
     Cash and cash equivalents                                                 $       2,032   $       2,805
     Restricted Cash (Note 5)                                                            825              --
     Accounts receivable, net                                                          9,162          19,116
     Unbilled Receivables                                                              7,736           4,744
     Inventories                                                                      16,884          17,854
     Prepaid expenses and other current assets                                           893             702
     Deferred income taxes, net                                                        5,316           2,107
                                                                               -------------   -------------
               Total current assets                                            $      42,848   $      47,328

Property and equipment, net                                                            5,373           5,306
Goodwill, net                                                                          4,139           4,496
Deferred financing costs, net                                                          2,387           2,795
Deferred income taxes                                                                    243             225
                                                                               -------------   -------------
                                                                               $      54,990   $      60,150
                                                                               =============   =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $       3,988   $       5,384
     Accrued liabilities                                                               6,347           7,500
     Income taxes payable, net                                                         2,134             345
     Deferred revenue                                                                    980           1,089
     Current maturities of long-term debt                                              9,000           6,000
                                                                               -------------   -------------
                    Total current liabilities                                         22,449          20,318
                                                                               -------------   -------------

Long-term debt, less current maturities                                               64,682          66,200
                                                                               -------------   -------------
Other noncurrent liabilities                                                             626             172
                                                                               -------------   -------------

     Mandatory Redeemable Preferred Stock                                              3,282           3,093
Stockholders' equity:
     Class A common stock                                                                 --              --
     Class B common stock                                                                 --              --
     Additional paid-in-capital                                                      114,389         114,324
     Accumulated (deficit) earnings                                                 (150,250)       (143,676)
     Cumulative foreign currency translation adjustment                                 (188)           (281)
                                                                               -------------   -------------
               Total stockholders' (deficit) equity                                  (36,049)        (29,633)
                                                                               -------------   -------------
                                                                               $      54,990   $      60,150
                                                                               =============   =============


The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                         Nine months ended
                                                                            December 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Cash flows from operating activities:
Net income (loss)                                                     $ (6,574)      $ (3,084)
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation and amortization                                    2,427          1,951
        Deferred income taxes                                           (3,209)         2,389
        Employee stock compensation plan                                    64             87
        Non-cash compensation expense                                      189             71
        Changes in assets and liabilities:
           Accounts Receivable, net                                     10,011          1,720
           Unbilled Receivable                                          (2,878)        (2,325)
           Inventories                                                     980            721
           Prepaid expenses and other current assets                      (103)           (28)
           Income taxes receivable                                       1,992         (2,327)
           Escrow and other deposits                                        --             24
           Accounts payable                                             (1,468)           741
           Accrued liabilities                                          (1,429)        (3,934)
           Income taxes payable                                             --           (390)
           Deferred revenue                                               (110)        (6,260)
           Noncurrent liabilities                                          454           (209)
                                                                      --------       --------
             Total adjustments                                           6,920         (7,769)
                                                                      --------       --------
             Net cash (used in) provided by operating activities           346        (10,853)
                                                                      --------       --------

Cash flows from investing activities:
     Additions to property and equipment, net                           (1,344)        (1,505)
     Additions to restricted cash                                         (825)            --
     Payments for business acquisitions, net of cash acquired               --           (394)
     Sale of business                                                       --            200
                                                                      --------       --------
             Net cash used in investing activities                      (2,169)        (1,699)
                                                                      --------       --------

Cash flows from financing activities:
     Borrowings of long-term debt                                        3,182         12,500
     Repayments of long-term debt                                       (1,700)        (3,899)
     Retirement of common stock                                             --            (75)
     Deferred financing costs                                             (294)          (520)
     Proceeds from sale of preferred stock                                  --          3,000
                                                                      --------       --------
             Net cash provided by financing activities                   1,188         11,006
                                                                      --------       --------

Effect of changes in foreign exchange rates                               (138)          (145)
                                                                      --------       --------

Net (decrease) increase in cash                                           (773)        (1,691)
Cash, beginning of period                                                2,805          3,395
                                                                      --------       --------
Cash, end of period                                                   $  2,032       $  1,704
                                                                      ========       ========

Supplemental disclosures of cash paid for:
     Interest                                                            4,330       $  4,614
                                                                      ========       ========
     Income taxes                                                     $      0       $ (1,203)
                                                                      ========       ========

The accompanying notes are an integral part of these condensed consolidated statements.

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 1999.

2. INVENTORY.

   Inventories consist primarily of simulators, computer hardware, image projectors, and component parts. Inventories are valued at the lower of cost (on a moving weighted actual average) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

   Inventories consist of the following (in thousands):

                        December 31,   March 31,
                            1999         1999
                        ------------   ---------
Raw Materials           $      7,757   $   8,810
Work in Progress               7,535       7,226
Finished Goods                 1,592       1,818
                        ------------   ---------
Total Inventory         $     16,884   $  17,854
                        ============   =========

3. COMPREHENSIVE LOSS.

   Comprehensive loss for the Company consists of net loss and foreign currency translation adjustments. Total comprehensive loss (in thousands of dollars) was $2,764 and $273 for the three months ended December 31, 1999 and 1998, respectively. Total comprehensive loss (in thousands of dollars) was $6,481 and $3,260 for the nine months ended December 31, 1999 and 1998.

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

5. RESTRICTED CASH

   Restricted cash represents an escrow account which has been established to ensure contract performance by the Company under certain contracts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K.

RESULTS OF OPERATIONS


Three Months Ended December 31, 1999 and 1998

Revenues. Revenues decreased $6.4 million, or 39.2%, to $9.9 million for the three months ended December 31, 1999 as compared to $16.3 million for the three months ended December 31, 1998. Sales to U.S. military customers for the three months ended December 31, 1999, decreased by $2.2 million, or 71.6%, to $.9 million, primarily due to decreased sales to the U.S. Marine Corps as the Company has substantially completed deliveries under its contract with this customer coupled with delays in shipment to the U.S. Army by the Prime Contractor for which the Company is a major subcontractor. Sales to U.S. law enforcement customers for the three months ended December 31, 1999 decreased by $.3 million, or 14.7%, to $1.5 million primarily attributable to a reduction in market area coverage caused by fewer sales representatives as a result of company budget constraints. Sales to International customers for the three months ended December 31, 1999 decreased by $3.7 million, or 33.8%, to $7.3 million largely due to customer concerns over liquidity and the inability to secure certain bank guarantees necessary to fulfill contractual requirements. Sales to U.S. Hunter/Sports customers for the three months ended December 31, 1999 decreased $228,000, or 44.3%, to $287,000 primarily attributable to a softness in sales of Dart systems.

Cost of Revenues. Cost of revenues decreased $2.2 million, or 22.9%, to $7.5 million for the three months ended December 31, 1999 as compared to $9.7 million for the three months ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 75.7% for the three months ended December 31, 1999 as compared to 59.7% for the three months ended December 31, 1998. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues available to cover the fixed portion of cost of goods sold as well as a reflection of the increased level of price competition in the simulation marketplace.

Gross Profit. As a result of the foregoing, gross profit decreased $4.2 million, or 63.3%, to $2.4 million, or 24.3% of revenues, for the three months ended December 31, 1999 as compared to $6.6 million, or 40.3% of revenues, for the three months ended December 31, 1998.

Total Operating Expenses. Total operating expenses decreased $.4 million, or 8.2%, to $4.0 million for the three months ended December 31, 1999 as compared to $4.4 million for the three months ended December 31, 1998. Total operating expenses as a percentage of revenues increased to 40.5% for the three months ended December 31, 1999 from 26.8% for the three months ended December 31, 1998. Selling, General & Administrative ("S, G & A") expenses decreased $.7 million, or 18.3%, to $2.9 million for the three months ended December 31, 1999 as compared to $3.5 million for the three months ended December 31, 1998, primarily due to continued cost reductions effort reflecting lower revenue volume.

Operating Income/(Loss). As a result of the foregoing, operating income decreased $3.8 million, or 172.5%, to an operating loss of $1.6 million, or 16.1% of revenues, for the three months ended December 31, 1999 as compared to $2.2 million, or 13.5% of revenues, for the three months ended December 31, 1998.

Other (Expense) Income, net. Net interest expense totaled $1.9 million, or 18.8% of revenues for the three months ended December 31, 1999 as compared to $1.9 million, or 11.7% for the three months ended December 31, 1998. The increase in net interest expense as a percentage of revenue is a reflection of lower sales volume in the quarter. Other expenses, net totaled $60,000, or .6 % of revenues for the three months ended December 31, 1999 as compared to other expense, net of $683,000, or 4.2% for the three months ended December 31, 1998. The decrease in other expenses, net is primarily the result of foreign currency gains incurred due to recent fluctuations in currency exchange rates.

Provision (Benefit) for Income Taxes. The effective tax rate decreased to 29.0% of income before income taxes for the three months ended December 31, 1999 as compared to 38.3% of income before taxes for the three months ended December 31, 1998. The overall effective tax rate for the nine months ended December 31, 1999 decreased to 32.3% of income before income taxes as compared to 36.1% of income before taxes for the nine months ended December 31, 1998.

Net Loss. As a result of the foregoing, the net loss as reported increased $2.3 million to a net loss of $2.5 million ($0.12 per diluted share), or (25.2%) of revenues for the three months ended December 31, 1999 as compared to $0.3 million ($0.01 per diluted share), or (1.5%) of revenues for the three months ended December 31, 1998.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 was a total of $64,000 for the three months ended December 31, 1999 as compared to $31,000 for the three months ended December 31, 1998.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $2.3 million or 847.2% to $2.6 million ($0.12) or (25.9)% of revenue. This compares to the three months ended December 31, 1998 of a loss of $0.3 million ($0.01 per share) or (1.7%) of revenue.

Nine Months Ended December 31, 1999 and 1998

Revenues. Revenues decreased $7.3 million, or 17.8%, to $33.4 million for the nine months ended December 31, 1999 as compared to $40.7 million for the nine months ended December 31, 1998. Sales to U.S. military customers for the nine months ended December 31, 1999, decreased by $3.9 million, or 51.6%, to $3.6 million, primarily due to decreased sales to the U.S. Marine Corps and the U.S. Army. Sales to U.S. law enforcement customers for the nine months ended December 31, 1999 decreased by $2.0 million, or 31.0%, to $4.4 million primarily attributable to a reduction in market area coverage caused by fewer sales representatives as a result of company budget constraints. Sales to International customers for the nine months ended December 31, 1999 decreased by $.7 million, or 2.8%, to $24.1 million reflecting the timing of certain customer delayed contract awards. Sales to U.S. Hunter/Sports customers for the nine months ended December 31, 1999 decreased $0.7 million, or 35.3%, to $1.3 million primarily attributable to reduced sales by Dart brought on by further delays in introduction of the new DVD format systems.

Cost of Revenues. Cost of revenues decreased $1.3 million, or 5.1%, to $24.1 million for the nine months ended December 31, 1999 as compared to $25.3 million for the nine months ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 72.0% for the nine months ended December 31, 1999 as compared to 62.3% for the nine months ended December 30, 1998. The increase in cost of revenues as a percentage of revenues is primarily attributable to product mix and higher price competition.

Gross Profit. As a result of the foregoing, gross profit decreased $5.9 million, or 38.9% to $9.4 million, or 28.0% of revenues, for the nine months ended December 31, 1999 as compared to $15.3 million, or 37.7% of the revenues, for the nine months ended December 31, 1998.

Total Operating Expenses. Total operating expenses decreased $1.1 million, or 7.8% to $12.8 million for the nine months ended December 31, 1999 as compared to $13.9 million for the nine months ended December 31, 1998. Total operating expenses as a percentage of revenues increased to 38.3% for the nine months ended December 31, 1999 from 34.2% for the nine months ended December 31, 1998. S, G & A expenses increased $25,000, or .3%, as compared to the 17.8% decrease in revenue. The increase in S, G & A expenses is a combination of expenses related to the termination agreement of the former President and CEO of approximately $900,000 which are included in these totals (see Note 4) in Notes to Condensed Consolidated Financial Statements offset by $875,000 cost reductions in operating expenses.

Operating (Loss) Income. As a result of the foregoing, operating income decreased $4.9 million, to an operating loss of $3.4 million, or 10.3% of revenues, for the nine months ended December 31, 1999 as compared to operating income of $1.5 million, or 3.5% of revenues, for the nine months ended December 31, 1998.

Other Expense net. Net interest expense totaled $5.9 million, or 17.9% of revenues for the nine months ended December 31, 1999 as compared to $5.3 million, or 13.0% of revenues for the nine months ended December 31, 1998. The increase in net interest expense is primarily the result of various amendments to the Bank of America Credit Agreement which increased interest rates on the company's outstanding debt. Other expenses, net totaled $407,000, or 1.2% of revenues for the nine months ended December 31, 1999 as compared to $959,000, or 2.4% of revenues for the nine months ended December 31, 1998. The reduction in other expenses, net is primarily the result of foreign currency gains incurred due to fluctuations in currency exchange rates.

Provision for Income Taxes. The effective tax rate decreased to 32.3% of income before income taxes for the nine months ended December 31, 1999 as compared to 36.1% of income before taxes for the nine months ended December 31, 1998.

Net Loss. As a result of the foregoing, the net loss as reported increased $3.3 million to a net loss $6.4 million ($0.32 per diluted share), or (19.1%) of revenues for the nine months ended December 31, 1999 as compared to a net loss of $3.1 million ($0.15 per diluted share), or (7.6%) of revenues for the nine months ended December 31, 1998.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 was a total of $189,000 for the nine months ended December 31, 1999 as compared to $31,000 for the nine months ended December
31, 1998.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $3.5 million or 111.0% to $6.6 million ($0.32 per diluted share) or (19.7)% of revenue. This compares to the nine months ended December 31, 1998 of a loss of $3.1 million ($0.15 per diluted share) or (7.7%) of revenue.

BACKLOG

Backlog represents firm customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent future revenue. As of December 31, 1999, the Company had a backlog of approximately $30.3 million, comprised of $27.9 million from FATS international customers, $.4 from Simtran's Canadian customers, $1.1 million from U.S. Law Enforcement and $.9 million from FATS U.S. military customers. Approximately $9.5 million of the contracted orders are scheduled for delivery during fiscal year 2000.

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

The Company's primary sources of liquidity and capital resources are cash generated from operating activities, the senior bank debt and a revolving line of credit in the amount of $3,000,000 (the "Subsidiary Line"). Net working capital was $20.4 million at December 31, 1999 and $27.0 million at March 31, 1999. As of November 11, 1999 the Company has no borrowing capacity under the senior bank revolving line of credit nor the Subsidiary Line.

The Company and the Lenders have agreed that (1) the Company will seek additional sources of new capital from all potential sources; (2) subject to successful achievement of these efforts and continued success in new business generation, the Lenders will postpone two installment payments on the Tranche A loan totaling $2.8 million until March 31, 2000 as well as interest payments on outstanding loans totaling $1.4 million until February 29, 2000 and will forbear exercising rights and remedies until March 1, 2000 and (3) interest rates will be increased. These agreements establish a time table for consummating an investment with a potential investor by March 31, 2000. The Company continues to hold discussions with a number of potential investors, but no such transaction has been agreed to date and the Company can provide no assurances that it will successfully complete any transaction. While the Company believes that progress continues to be made in such discussions, the Company will likely require a further forbearance from its lenders as to the timing of any such investment as well as amendments addressing the issues of deferred principal and interest payments.

The Company is subject to several business and market risks. The risks are (1) the Company has not generated sufficient revenue or cash flow from recent operations to adequately service the debt and fund its working capital requirements and the expectation of future revenues or cash flow from operations cannot be assumed; (2) the Company must obtain additional sources of capital and achieve satisfactory amendments to its Bank of America credit agreement in order to adequately finance its future operations; and (3) the Company must receive a substantial amount of new contracts for product to be delivered in the remaining quarter of the current fiscal year to maintain adequate cash flow.

Management's plans in response to the above risks are (1) the Company remains focused on revenue maximization and has determined to place greater emphasis on the domestic and international law enforcement business through release of new products in this market sector; (2) the Company continues to take steps to further reduce cost and reinforce cost control measures to assure operations are conducted at the lowest cost possible; (3) the Company continues to aggressively pursue third party relationships in order to obtain new sources of investment in the company and to develop additional new revenue and cash generating opportunities; and (4) the Company continues its negotiation with the senior bank syndicate to restructure the credit facility to allow for deferred principal and interest payments thereby redirecting cash to fund working capital.

The Company believes that this business strategy may achieve positive operating margins over time, provided the Company achieves the new business revenue targets at a level necessary to meet its fixed cost obligations and continue to service the debt. There can be no assurances that this strategy will be successful or that the new business revenue targets can be achieved on a timely basis.

As of December 31, 1999, the Company has borrowings of $20.7 million and had outstanding letters of credit of approximately $1.2 million under the $22.0 million Bank of America revolving credit facility. The Company currently has borrowings of $3.0 million under the $3.0 million Subsidiary Line. The Company believes that the cash flow from operations may be sufficient to meet the Company's presently anticipated working capital, capital expenditure and debt service needs for the next fiscal year provided that the Company is able to successfully restructure its current principal and interest payment schedule.

The Company's operating activities provided cash of $0.3 million in the nine months ended December 31, 1999 and used cash of $10.9 million in the nine months ended December 31, 1998. The $11.2 million increase in net cash provided by operations was primarily due to receipt of payment of several significant international receivables as compared to the nine months ended December 31, 1998. The increase in net cash provided by collection of receivables was also partially offset by $2.2 million decrease in accounts payable attributable to payments to vendors for outstanding invoices as compared to the nine months ended December 31, 1998.

The Company's investing activities used cash of $2.2 million for the nine months ended December 31, 1999 and $1.7 million for the nine months ended December 31, 1998. The Company's primary investing activity for the nine months ended December 31, 1999 was capital expenditures that were for equipment used in manufacturing, R&D, marketing demonstration activities, and to guarantee advance payments secured by escrow accounts reflected as restricted cash on the balance sheet.

The Company's financing activities generated cash of $1.2 million for the nine months ended December 31, 1999. The Company's primary financing activity in the nine month period ended December 31, 1999, was the net borrowing of $3.0 million from its Subsidiary Line to finance the working capital needs of the Company's operations offset by the pay down of its long term debt.

The Company's indebtedness and the related covenants will have several important effects on its future operations, including, but not limited to, the following:
(i) a portion of the Company's cash flow from operations must be dedicated to the payment of interest on and principal of its indebtedness and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, R&D, acquisitions, general corporate purposes or other business purposes is likely to be impaired; and (iii) the Company's level of indebtedness and having no further borrowing capability under its existing credit facility could impede its ability to perform on existing and new contracts.

Concentration of Credit Risk

At December 31, 1999, approximately $5.6 million in accounts receivable was due from twenty-three international customers, of which approximately $0.8 million was secured by performance letters of credit.

YEAR 2000

The Year 2000 issue, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Company believes that it has modified or replaced its affected systems. A complete evaluation has been made on all internal systems, including items such as voice mail, automated badge entry, email, payroll, accounting and manufacturing. There are no known problems at this time. The Company has completed the modifications to all of its information systems. All network servers have been assessed and tested as Year 2000 compliant. In addition, the Company has an ongoing policy of upgrading and testing for Year 2000 compliance, as new software packages become available. The Company is satisfied that its customer base is aware of the Year 2000 issue and is proactively working to ensure that there are no problems associated with Year 2000. The Company expects that its systems will continue to be fully operational and will not cause any material disruptions because of Year 2000 issues. Because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these groups have not fully corrected their Year 2000 issues, if any. The Company believes its supplier base to be fully operational and will not cause any material disruption because of Year 2000 issues. The Company has an ongoing process to continue evaluation of all critical systems, products, suppliers and customers from now until the Year 2000 and beyond. The Company does not expect to incur any additional costs for the Year 2000 issue. The Year 2000 issue resolution included a final re-verification test of all systems and a contingency plan (manual backup) has been implemented and validated. The Company does not expect the Year 2000 issue will have a material impact on the results of operations, liquidity or consolidated financial position of the Company.

CERTAIN FORWARD LOOKING STATEMENTS

The foregoing forward-looking statements are subject to a number of factors which could cause actual results to differ as described above and under Item 5 "Other Information". No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 27, 1999, FATS, Inc. ("FATS"), a Company subsidiary, was sued by Advanced Interactive Systems, Inc. for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,823,779 (the "779 Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter claimed seeking declaratory judgement that the 779 Patent is invalid , among other claims. Discovery has not yet begun on this case. In the opinion of the Company's management, this proceeding will not have a material adverse effect on the Company's financial position, or results of operations.

The Company is involved in legal proceedings from time to time in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (I) the Company's ability to restructure its credit facility and to secure additional sources of capital necessary to support current and future operations; (ii) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (iii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iv) concentrations of revenues from a few large customers who vary from one period to the next; (v) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints;
(vi) a significant proportion of international sales which may be subject to political, monetary and economic risks; (vii) the relatively undeveloped nature of the market for small and supporting arms training simulators and the need for continued adoption of simulation training systems if the market is to expand;
(viii) the potential for increased competition; (ix) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (x) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 1999 under the caption Part I and in the Company's Prospectus under the caption "Risk Factors".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       The following documents are filed with this report as exhibits:

    Exhibit
    Number                                 Description
    -------        -------------------------------------------------------------
    10.30          Sixth Amendment to the Amended and Restated Credit Agreement,
                   dated November 15, 1999, among the Company, Bank of America,
                   N.A., and the other Lenders named therein.

    10.31          Seventh Amendment to the Amended and Restated Credit
                   Agreement, dated December 6, 1999, among the Company, Bank of
                   America, N.A., and the other Lenders named therein

    10.32          Eighth Amendment to the Amended and Restated Credit
                   Agreement, dated December 31, 1999, among the Company, Bank of America, N.A., and the other Lenders named therein

    11.01 Statement regarding computation of net income per common share.

    27.01          Financial Data Schedule (For SEC use only).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  February 14, 2000

                                FIREARMS TRAINING SYSTEMS, INC.
                                        (Registrant)

                                /s/ Robert F. Mecredy
                                -----------------------------------------------
                                Robert F. Mecredy
                                President and Chief Executive Officer




                                /s/ John A. Morelli
                                -----------------------------------------------
                                John A. Morelli
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)