Form 10-K405
period 2000-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2000-09-05
CIK 1021770

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     (MARK ONE)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2000: $2,878,853 (based on 9,596,177 shares of non-affiliates Class A Common Stock outstanding at $0.30 per share; the last sale price on The NASDAQ OTC:BB on August 31, 2000)

         At August 31, 2000, there were issued and outstanding 68,747,632 shares of Class A Common Stock, par value $0.000006 per share and there were issued and outstanding 1,139,017 shares of Class B nonvoting Common Stock, par value $0.000006 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III hereof.

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


ITEM 1.  BUSINESS

RESTRUCTURE TRANSACTION

         On August 25, 2000, the Company, its lenders and its largest shareholders (a group of entities affiliated with Centre Partners Management LLC (the "Centre Entities") completed a restructuring transaction with retroactive effect to April 1, 2000 which significantly reduced the Company's outstanding indebtedness.

         In connection with the restructuring, the Company and holders of its outstanding debt and preferred stock exchanged all such debt and preferred stock for the following:

- A new senior secured revolving credit line in the amount of approximately $882,000 to support existing letters of credit and future working capital requirements.

- $12 million of senior secured debt with cash interest payable at prime plus 1% and no principal payments due until maturity in 2003, with a one year extension at the Company's option.

- $23 million of junior secured debt with 10% interest payable in additional notes or cash, depending on the Company's profitability, and no principal payments until maturity in 2003, with a one year extension at the Company's option.

- Approximately $21 million of new preferred stock with a 10% cumulative dividend rate payable in additional shares of preferred stock. This new preferred stock must be redeemed by the Company when junior secured debt is repaid.

- 48,695,212 additional shares of Class A Voting Common Stock (the "Class A Common Stock") valued at $0.50 per share based upon the twenty trading days ending April 27, 2000. As a result of this share issuance, the Company's senior lenders have the power to vote a majority of the Company's voting common stock. See Change of Control.

- Warrants to purchase 2,000,000 shares of Class A Common Stock with an exercise price of $0.25 issued to the Centre Entities.

- Amended warrants already held by the Centre Entities to purchase 3,246,164 shares of Class A Common stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock and making a slight adjustment in the original exercise price of $1.03 per share.

         Certain of the securities described above were issued to the Centre Entities. See Item 13 Certain Relationships and Related Transactions.

CHANGE OF CONTROL

         In connection with the Restructure, 40,235,548 shares of Class A Common Stock constituting 58.53 % of the Class A Common Stock as of August 31, 2000 were issued to the Lenders under the Company's senior credit agreement (the "Senior Credit Agreement"), as partial consideration of the exchange by the Lenders of the Company's senior indebtedness at March 31, 2000 as follows:

(1) CLASS A VOTING            (2) NAME OF BENEFICIAL            (3) NUMBER OF SHARES       (4) PERCENT OF CLASS AS OF
    COMMON STOCK                     OWNER(1)                     BENEFICIALLY OWNED             AUGUST 31, 2000
------------------            ----------------------            --------------------       --------------------------
Class A Voting Common          Bank of America                    12,307,203 shares                  17.90%
Stock
Class A Voting Common          BHF Capital Corp.                  7,100,391 shares                   10.33%
Stock
Class A Voting Common          U.S. Bank National                 4,260,375 shares                    6.20%
Stock                          Association
Class A Voting Common          First Source Financial LLP         9,467,188 shares                   13.77%
Stock
Class A Voting Common          Centre Entities(2)                 7,100,391 shares                   10.33%
Stock

(1) The named beneficial owner may have a parent entity or other party which also beneficially owns such shares. The Company has not yet received sufficient information from the registered holders in this regard. Such information should be available upon filing of the requisite Form 13-D's by such owners in the near future.

(2) The foregoing shares are registered in the names of various of the Centre Entities and are in addition to that share ownership set forth in
Item 12. The Centre Entities received the foregoing shares as a result of the acquisition by such entities of the senior obligations held by one member of the original Lender group.

All of the foregoing shares are held pursuant to a Voting and Stock Restriction Agreement dated as of April 1, 2000 (the "Voting Agreement") and entered into on August 25, 2000 whereby the Lenders agreed to vote such shares as determined by Lenders holding a majority of the commitments to provide revolving credit advances (the "Required Lenders") and granted an irrevocable proxy to Bank of America, N.A., the Agent, to vote as so directed. In addition, the Centre Entities agreed that on or before September 30, 2000, three of the four Directors of the Company affiliated with the Centre Entities would resign unless the Required Lenders asked them not to resign. The Required Lenders agreed for so long as the Voting Agreement was in effect to vote their shares for election of one qualified person affiliated with the Centre Entities nominated by the Centre Entities to the Board of Directors such that one such person was serving on the Board at all times. The Centre Entities also agreed to cooperate with the Lenders to identify and urge the selection of mutually acceptable, qualified candidates to constitute a majority of the current Board of Directors to serve in the interim before the next election of Directors. In addition, all parties agreed to cooperate to identify and urge the selection of a mutually acceptable, qualified candidate to serve as an active Chairman of the Board of Directors and to give due consideration in that regard to selection of a representative of the management consultant required to be retained by the Company pursuant to the Senior Credit Agreement.

COMPANY OVERVIEW

         FATS continues to be the world leader in the development and production of interactive simulation systems designed to provide training in safety and use of small arms, dismounted and mounted military operations, total weapons systems integration and judgmental and use of force for law enforcement and military peacekeeping activities. The Company has broadened its array of products to accommodate the most recent tactics, training and equipment available to both law enforcement and military communities. Examples include providing simulators and courseware to support indirect fire, less than lethal weapon applications, and multiple room engagements. Every system features embedded capabilities for authoring scenarios and feedback. Keeping pace with national and international concerns, FATS has added significant improvements to courseware and software focusing on safety and conditions requiring extraordinary judgment - including operations in peace keeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in all environments - in most cases allowing the customers to utilize their organic night vision equipment.

         As technology has evolved, so has FATS. Recognizing that commercial technological capabilities are moving faster than any one Company can replicate; the Company takes advantage of commercially available off the shelf components that ensure reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This change in philosophy ensures each customer receives the best technical and economical solutions to their training needs while providing options for life cycle management of their systems. While maintaining paces with technology, FATS has retained the finest qualities of the past, ensuring all systems are backward compatible and our core philosophy of providing the best available solution for customers individual training requirements. Additionally, FATS continues to partner with each customer individually to ensure the training solution is complete, integrated and functional from the embedded technology and courseware to the unique language requirements. Each simulated firearm or weapons system is integrated and compatible with the customer's system and replicates their precise ballistic data, desired environmental effects, and target damage realism. The Company has focused its sales efforts for small arms simulators primarily on the U.S. and international military and law enforcement market through its principal facilities near Atlanta, Georgia. Larger gunnery simulation systems are developed and manufactured by its Canada based subsidiary, Simtran Technologies, located in Montreal, Canada. Simtran has contracts to develop and deliver three unique products: an air defense missile trainer; an appended armored vehicle crew trainer; and a stand-alone armored vehicle crew trainer. Another subsidiary of the Company is Dart International, Inc. ("Dart"), a Colorado-based hunter/sports simulation Company, that focuses on firearms and archery simulation systems to support commercial firearms and archery dealers, hunters, and sports enthusiast. Other smaller subsidiaries located in the U.K., the Netherlands, and Australia provide sales, service and limited manufacturing support.

         Over its 16-year history, FATS has developed over 200 types of simulated weapons, manufactured and delivered over 25,000 simulated weapons, developed over 1,000 training scenarios, and has delivered over 4,000 simulators to 44 countries. FATS is committed to be the simulation Company of choice, providing simulation training solutions for the hunter and sports shooting enthusiast as well as the entire spectrum of conflict from law enforcement through small unit military operations.

INDUSTRY OVERVIEW

         While the simulation industry has largely been focused on large weapon systems such as flight simulators or large and expensive mainframe computing simulators, FATS has focused on individual users and their personal gunnery system using affordable technology applications. FATS developed low cost simulation with high fidelity graphics that allows individual decision-making and realism. During the last few years, rapid advancements in commercial computer technology have allowed replacement of FATS-proprietary technology with commercial technology that supports newer combat training objectives such as "semi-automated forces". FATS simulators use highly interactive three dimensional computer generated training scenarios that allow battles to take place through highly realistic computer battlefields. With our commercial-off-the-shelf philosophy, FATS is ensuring that all FATS systems are capable of utilizing these computer-generated battlefields.

         Focused on taking advantage of the changing simulation landscape, FATS is continuing to "partner with Government" on several programs and team with fellow industry members to ensure the best, most cost effective solutions are made available to the customer. With an eye on current social concerns like the increased shooting amongst school aged children, FATS is teamed with law enforcement agencies to develop courseware to assist in training "first responders" in these new environments and on techniques that will result in the measured correct response.

         Understanding the current military environment of joint and combined operations in very complex environments, FATS has developed, and continues to improve its capability to communicate with other types of simulators through use of high-end simulation techniques such as High Level Architecture (HLA) compliance. FATS understands the need to network simulations and to interact in simulated environments across international boundaries with other law enforcement and allied militaries. Management believes that no company is better suited for this - given FATS' international deployment of systems. FATS currently enables forces of varied countries to rehearse incident reaction at home station prior to deployment to areas where peacekeeping and law enforcement types of actions can easily escalate to full-scale military operations. FATS systems have proven well suited for these situations as evidenced through the several years of use in Bosnia and Kosovo.

         Because more military and law enforcement agencies are deployed throughout the world today than at any other time in history, with different missions and methods to respond, management believes that the focus of the Company on simulation of state of the art munitions, weaponry and tactics will increase the use of simulation both in preparation for operations and for sustainment training once deployed. In the law enforcement arena, social issues centered on levels of force used by police and increased school violence all require extraordinary training. This coupled with the increase in less-than-lethal munitions has changed the available tools for an appropriate measured response. Today the professionals put in these environments have more tools available than time to train on them making simulation not just a desired supplement but rather a necessity. Management believes that FATS is well positioned to take advantage of these conditions by understanding best how simulation technology enhances the capabilities of individuals and organizations that may be required to use force in this new and evolving environment.

PRODUCTS

         The corporation offers an entire spectrum of products to meet the need of our customers, ranging from small handguns to armored vehicle and missile system weaponry. Appropriate software, courseware and scenarios accompany all our products. The entire product line has evolved using the latest technology that allows the customers to develop their own training materials or courseware using the simulator. Each system has embedded capability to network with other systems. COTS components ensure that each product is capable of being upgraded as technology advances by means of the most affordable and cost effective strategy for the customer. Each user interface is customized to the owner requirements incorporating operator friendly applications common to computing such as keyboard and mouse actions by following simple prompts during operation and training on the system.

         Simulators. The major simulator products encompass Law Enforcement judgmental trainers, Military Small Arms trainers, Indirect Fire trainers, deployable appended and standalone Armored Vehicle trainers, Missile trainers, Naval Shipboard trainers (including large bore cannons), Live Fire systems, and Sportsman Archery and Firearms Handling trainers. Hardware and software components have been standardized across multiple FATS product lines, to ensure system compatibility and supportability are minimized and reasonable. The Company has the capability to utilize many means to deliver visual imagery and media including laser disc, DVD, computer generated imagery and video. Images can be displayed on standard computer monitors or on large screens ranging from 10 to 50 feet and surround screen up to 150X45-degree fidelity.

         Small Arms Trainer. The FATS small arms trainer (SAT), the core product, allows training from individual marksmanship to unit collective training on weapons ranging from pistols through anti-tank missiles. Capabilities encompass archery, sports shooting, live fire, non-lethal weaponry/munitions to include the non-lethal mortar round, OC spray, batons, rubber bullets and bean bag shotgun rounds. When networked with other systems, indirect fire and armored vehicles are included. To address the wide range of customer training needs, the SAT offers multiple training modes, including the Marksmanship, Judgmental Video, and 3D CGI Collective Training Mode, all of which capitalize on the strengths of various display formats, media, and varying levels of scenario interactivity. This is a most versatile and valuable trainer to our customers, offering individual, team, unit and leadership training in safety, basic marksmanship, fire discipline, fire coordination and judgmental decision making.

         Indirect Fire Trainer. The indirect fire trainer (IFT) has the capability to accurately portray the call for fire procedures and effects of all artillery, mortars, naval gunfire, close air support, and attack helicopter supporting arms platforms. These systems may be integrated into a combined arms battle space while conducting direct fire engagements with the simulated forces. The IFT package further supports the training with real or simulated fire direction center personnel and equipment, and facilitates the use of fully simulated 60mm, 81mm and 120mm mortars. Forward Observer training is conducted in the 3-dimensional CGI terrain database using all the associated tools available to the observer (maps, modified military binoculars, laser range finders and laser target markers).

         Law Enforcement Trainer. This simulator provides training to the Law Enforcement community from the individual patrolman through the team/section and SWAT teams. Weapons include everything from small arms, semi-automatic weapons, shotguns and non-lethal munitions. Systems begin with the 100DP - low end limited features - to the Weapons Team Engagement Trainer that allows multiple room team engagements. Courseware spans the spectrum of conflict that an officer may encounter, from marksmanship, to hostage rescue/negotiations, to domestic encounters all requiring judgment and measured response. Each system has complete diagnostics and data feedback.

         Armored Vehicle Trainer. The deployable armored vehicle trainer is the main product of the Canadian subsidiary - Simtran. This trainer is configured in an appended mode where computer equipment is attached to the actual vehicle or in a stand-alone mode where an actual simulated vehicle is constructed. These trainers are complete crew training systems that include the Commander, Gunner, and Driver. Systems can be linked together so the unit can train from individual crew gunner skills through collective engagements at the platoon or higher level. While this simulator has all the same features of the small arms trainer, courseware or terrain data bases are typically much larger to allow for full maneuver and navigation/driving skills.

         Missile Trainer. Missile trainers range from the anti-tank through the air-defense missile families. To date the TOW, Eyrx, Javelin Air Defense, AT4 and Karl Gustaf are all included as fielded systems. The missile trainers can be fielded as stand-alone trainers (TVIGS, EVIGS and Javelin) or as part of the small arms trainer. In the Stand-alone system, the air defense system has a unique weight shift, weight loss feature that replicates the actual missile with its flight effects.

         Weaponry. FATS is very proud of our weapons capability. The Company has fielded over 200 types of simulated weapons with features ranging from stand -alone weapons using simple laser inserts to fully sensored weapons that detect user behavior by measuring data collected from butt pressure, cant of the firearm, trigger pressure, and the actual dispersion of the rounds. Fully sensored weapons with recoil are available with backpack allowing the student to move more freely than the tethered versions. Over 25,000 simulated weapons are in use today.

         Simtran. Simtran has developed and delivered three unique products: a hand held/shoulder launched anti-armor missile trainers (EVIGS/TVIGS); a stand-alone classroom armored vehicle crew trainer (CCGT); and an air defense crew missile trainer (JDT). A fourth product under development, an appended armored vehicle crew trainer is scheduled for delivery in 2000. Additionally, Simtran is under contract to upgrade the EVIGS system to include thermal imagery. Simtran utilizes COTS components and state of the art technology to develop, manufacture and sustain high fidelity training simulation solutions for its customers. Each system is tailored to the customer's needs and training requirements. Like it's parent Company, Simtran utilizes the partnering/team approach with the customer to assure training realism and fidelity of the system.

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

         Dart. The Company believes Dart's product line of video simulation technology to be a part of the shooting sports industry, which includes portable and mobile firearms and archery applications. While not the market leader, Dart plays an integral role in hunter and sportsman development and training.

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

         The Company has been active in creating training concepts for hunter and sportsman education. Dart's interactive training products enhance the learning process of shooters in proper hunting ethics, shot placement and shot selection. Dart systems have been integrated into 13 states and one federal aid region representing a total of 23 systems and have been endorsed by the International Hunter Education Association (IHEA) and the National Bowhunter Education Foundation (NBEF) for the Dart Hunter and Bowhunter Core Curriculum as a supplement to their instructor program. The Company believes that as states increasingly requiring formal firearms training coursework as a prerequisite to purchasing a hunting license and/or firearm, that training on simulators may become an important part of all such courses in such states. However, the Company believes the market is not as substantial as once thought and is now in decline.

TARGET MARKETS

         The Company currently targets four principal market components: (i) U.S. military; (ii) U.S. law enforcement; (iii) international (including military and law enforcement authorities); and (iv) hunter and sports training. The following table sets forth dollar amounts and percentages of sales for each of the Company's major markets on an historic basis for the fiscal years ended March 31st.

                                       Actual                        Actual                        Actual
                                        FY98                          FY99                          FY00
                                -------------------           -------------------           -------------------
                                Sales           %             Sales           %             Sales           %
                                ------        -----           ------        -----           ------        -----
International                   33,831         46.0%          35,615         64.2%          27,419         70.5%
U.S. Military                   29,990         40.8%           9,507         17.1%           4,268         11.0%
U.S. Law Enforcement             8,626         11.7%           7,868         14.2%           5,560         14.3%
Hunter / Sports                  1,100          1.5%           2,524          4.5%           1,642          4.2%
                                ------        -----           ------        -----           ------        -----
Total                           73,547        100.0%          55,514        100.0%          38,889        100.0%
                                ======        =====           ======        =====           ======        =====


         International. The Company believes that many international military and law enforcement agencies have begun to recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS(R) systems to customers in more than 40 countries, including Canada, Great Britain, the Netherlands, Italy, Australia, and Singapore. Interest in the Company's products tends to be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades support a decision to purchase the Company's systems. See Customers. Unlike the U.S., most other countries have centralized law enforcement organizations. As a result, procurement and purchasing decisions for both military and law enforcement are typically centralized and in some instances both functions are managed through the same command structure. The procurement processes vary substantially depending upon the requirements of the particular jurisdiction.

         For fiscal 2000, 70.5% of the Company's total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements.

         U.S. Military. The desire to provide realistic training while significantly reducing costs has been the primary reason for the adoption of simulated arms training by U.S. military authorities. The relatively high costs of live fire training considering the use of ammunition, wear and tear on weapons, the need to transport soldiers and equipment to the firing range and legal requirements for remediation of environmental damage to the firing range encourages military forces to use simulation to ensure proper readiness. Moreover, according to budget estimates of the U.S. Department of Defense ("DOD") for the government's fiscal 1999 and 2000, certain elements of the U.S. armed forces have accumulated a substantial shortfall relative to desired inventory levels of ammunition, which shortfall has provided an impetus to certain organizations within the U.S. armed forces to adopt or expand simulation training.

         While all the U.S. military forces have embraced use of simulation, each major branch of the U.S. military is at a different stage of implementing simulation in training regimens. The U.S. Marine Corps has adopted simulation as a fundamental part of its training activities. In fiscal 1995, through competitive bidding, the Company was awarded a contract (Contract 2014) with the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under the Company's contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the U.S. General Services Administration ("GSA"). The Company believes that it has been the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Air Force and the U.S. Army. The Company is part of a contractor team that was selected for a multi-year contract to support the U.S. Army Engagement Skills Trainer ("EST") procurement with ECC International as prime contractor and the Company as its sole provider of weapon simulators.

         For fiscal 2000, 11.0% of the Company's total revenues and 37.2% of the Company's U.S. revenues were attributable to sales to U.S. military authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         U.S. Law Enforcement. The U.S. law enforcement segment of the market is highly diversified but can be divided into four principal components: (i) U.S. government entities including the U.S. Department of Treasury (including its agencies and bureaus such as the Federal Law Enforcement Training Center, Secret Service, Bureau of Alcohol, Tobacco and Firearms and the Internal Revenue Service), the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Administration and the Central Intelligence Agency; (ii) state and local law enforcement departments such as the Los Angeles and New York City Police Departments, and smaller urban and rural counterparts, (iii) colleges and universities offering criminal justice training programs; (iv) federal, state, and private correctional facilities. The federal agencies generally use a centralized procurement process and are typically headquartered in or near Washington, D.C. By contrast, the state and local law enforcement agencies are widely dispersed, with more than 17,000 different law enforcement departments in the U.S. Given this diversity, the procurement process varies substantially depending upon the requirements of the particular jurisdiction. The Company believes that its most likely potential local law enforcement customers may be found among the approximately 3,600 law enforcement agencies and departments with more than 25 officers. With only approximately 1,000 systems sold to U.S. federal and local law enforcement authorities to date (of which approximately 900 are FATS systems), the Company believes that this market can provide additional opportunities to the Company in the future. Law enforcement authorities face increasing budgetary constraints as well as increasing threats of litigation and damage awards relating to claims concerning the excessive or improper use of force, lethal or otherwise, by law enforcement personnel. Accordingly, the Company believes that there are opportunities for increased sales to U.S. law enforcement and correctional authorities of cost-effective simulation products designed to enhance tactical skills and judgment and to lower liability costs.

         For fiscal 2000, 14.3% of the Company's total revenues and 48.5% of the Company's U.S. revenues were attributable to sales to U.S. law enforcement authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Hunter and Sports Training. The Company has begun to focus on the U.S. hunter and sports training component of the market. The customers for firearms training in this emerging market component include state and federal hunting agencies such as the U.S. Fish and Wildlife Service, the U.S. Department of Natural Resources, various state agencies, as well as conservation associations such as Ducks Unlimited, Inc. and the National Wild Turkey Federation, Inc. These organizations have recognized the use of firearms simulation as a means of promoting hunter safety and conservation. Moreover, the firearms dealer market offers the potential to use simulators for competitive shooting exercises, hunter training and home security programs. Simulators are currently being used at some shooting competitions as a supplement to live fire matches. The Company believes that as some states already require the successful completion of a formal firearms training course as a prerequisite to owning a hunting license or a gun, in the future, training on simulators may become an integral part of such courses in many jurisdictions. Given the existence of more than 16,000 firearms dealers in the U.S., the widespread interest in the ownership and use of firearms and the growing desire to find ways of better assuring the safe use of firearms, the Company believes that business opportunities may exist in the hunter and sports training component of the market. In FY 2000, management analyzed the goodwill of Dart in accordance with FAS 121 and wrote-off the remaining $ 1.9 million balance of its goodwill due to a limited potential in the market because of a softened product demand.

         For fiscal 2000, 4.2% of the Company's total revenues were attributable to sales in the hunter and sports training component of the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The acquisition of Simtran and Dart allows the Company to focus marketing and sales staff, engineering, and operations on particular markets to support various customer needs. FATS is responsible for small arms trainers and gunnery-related simulators to support military and law enforcement simulation needs. Simtran compliments these efforts by offering training products used by military elements worldwide which meet the supporting combat mission of air defense or anti-armor areas. Dart focuses on the retail or commercial market.

         Marketing staffs for each company, FATS, Simtran and DART, develop business opportunities, capture plans and provide appropriate collateral material. FATS international sales staff is responsible for FATS' products as well as Simtran as both companies serve the same customer base. FATS continue to support the international sales effort with a network of agents and business representatives. DART supports its sales effort within the United States using established dealer representatives and in-house sales staff.

         The Company believes that an integrated marketing and sales approach combining both FATS and Simtran products ties closely to procurement plans of overseas military forces. Acquisition strategies for gunnery related simulators for countries include use of small arms, indirect fire, anti-armor, air defense, and armored vehicle-training needs. The Company's ability to offer a coordinated approach to develop and manufacture products using a single architecture should meet both training standardization needs as well as provide support efficiencies over the life cycle of the fielding.

CUSTOMERS

         Most of the Company's customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 70.5% of the Company's revenues for fiscal 2000 were attributable to sales to military and law enforcement authorities internationally, 11.0% were attributable to sales to military authorities in the U.S. and 14.3% were attributable to sales to law enforcement authorities in the U.S. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

         The following table lists certain of the Company's customers in fiscal 2000 in each of its principal market components:

                U.S. MILITARY                  U.S. LAW ENFORCEMENT                  INTERNATIONAL
                -------------                  --------------------                  -------------
                U.S. Air Force                 Federal Bureau of Investigation       Canadian Army


                U.S. Army National Guard       Drug Enforcement Agency               Australia Army


                U.S. Marine Corps              Federal Protective Services           Norwegian Army

         In fiscal 2000, the Company's five largest customers accounted for approximately 58.2% of the Company's revenues, with the Canadian Army and Australian Army accounting for approximately 27.7% and 13.6%, respectively. In fiscal 1999, the Company's five largest customers accounted for approximately 62.3% of the Company's revenues, with the Canadian Army accounting for approximately 36.5%. No other customer accounted for more than 10% of revenues in either period. Given the nature of the Company's contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

         The Company engages in the research and development (R&D) of new and enhanced simulation and training technology using internally generated funds. Electrical and mechanical R&D expenditures totaled $4.0 million, $4.0 million and $6.5 million in fiscal 2000, 1999, and 1998, respectively. The Company's R&D efforts are divided into four separate disciplines: electronics, mechanical, training, and audio-visual. The continued success of the Company will depend on its ability to incorporate in its products changing technologies in such areas and to develop and introduce new technology that meets the increasingly sophisticated training needs of the Company's customers. Although the Company continuously pursues research and development, there can be no assurance that it will be successful in adapting technology in a timely fashion.

         The roll of mechanical R&D is to design and develop specialized assemblies as required for specific training scenarios per customer needs. Within this discipline are motion platforms training stations which realistically simulate the movement of various land, sea, and air vehicles. Also, the development of specialized system packages as well as electrode/mechanical camera and lens drives controlling flexible lighting environments, which expand and enhance training scenarios.

         FATS small arms weapon simulators are foremost in industry for fidelity and reliability. The FATS weapon R&D team of engineers and technicians carefully evaluate all of the operational characteristic and functions inherent in each live weapon to be developed. These operational characteristics are then replicated within the simulator so as to provide the utmost degree of realism in form, fit, and function. The post development process includes an exhaustive test evaluation to ensure long term reliability and cost effectiveness.

         Electrical R&D combines the engineering disciplines of system, software, hardware, and embedded software design as well as other electro-optical fields to produce programs and equipment responsive to specific training needs. The Company's electronic R&D capabilities include real-time system hardware design object-oriented software design, simulation system development, video and audio, interactive computer generated graphics, High Level Architecture (HLA), display technologies, video special effects, lasers, weapon ballistics, optics, image processing, target modeling and motion simulations. On an ongoing basis, engineering works with Training Development personnel (Subject Matter Experts) and customers to continuously improve the technology and feature sets of the Company's various product lines and associated training modes.

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

MANUFACTURING OPERATIONS

         The Company's manufacturing operations are conducted primarily at its headquarters near Atlanta, Georgia, and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. Simtran's products are manufactured at its facility in Montreal, Canada, and Dart's products are manufactured at its facility in Denver, Colorado. Atlanta manufacturing operations are divided into two groups, systems manufacturing and weapons manufacturing. The systems manufacturing group assembles the simulator components of the FATS systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive ISO 9000 certified, quality assurance program. Systems manufacturing occur at the Company's headquarters where electrical assemblers and technicians can assemble 30 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be expanded to 75 simulation computers per month by adding additional personnel, using a second shift or to an even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

         Weapons manufacturing involves the production of simulated firearms and non-lethal simulators by either modifying actual firearms and other devices into simulators or assembling simulators from kits manufactured to the Company's specifications by a variety of outside sources. The assembly process encompasses the fitting of modified weapons or kits with the Company's pneumatic and electrical components, followed by the functional testing of the completed assembly. The combined weapon manufacturing activities in the U.S. and the U.K. have a capacity of 400 simulated firearms per month on a single-shift basis. As with systems manufacturing, this capacity can readily be expanded to 700 by using additional shifts and/or by acquiring additional facilities and workstations.

PRODUCT SUPPORT

         The Company has established a worldwide customer service network consisting of personnel at its headquarters in Atlanta, and a Field Service Office on the West Coast. The Company's subsidiaries, subcontractors and agents provide worldwide support. Accessories, parts, service, system upgrades/enhancements and training are available through the 24-hour customer service hotline, or through the customer service electronic mail, either direct or through the Company web site. The Company headquarters, and the Company's U.K., Netherlands, Singapore and Australian subsidiaries maintain an inventory of repair parts, tools, test equipment, and trained technicians to respond to customer requirements. Dart and Simtran both maintain a fully equipped service department to support their individual product lines. Simtran is equipped and trained to support the full Company product line in Canada. Technical assistance is available through the FATS Helpdesk hotline. The Company seeks to provide customer service as quickly as possible after notification by the customer. In addition to its traditional service role, the Company's service department administers a U.S. government-owned inventory of spare components. This assures that when a U.S. Marine Corps or U.S. Army customer experiences a failure, they are returned to service within 24 to 48 hours by express shipping a spare component from this inventory. This same concept has been applied successfully to support the British Ministry of Defense, the Royal Netherlands Land Army, the Belgian Army, the Swiss Army, the Canadian Department of National Defense, the Australian Department of Defense and the Singapore Military through local subsidiaries.

PROPRIETARY OPERATING SYSTEM; RAW MATERIALS AND SUPPLIERS

         The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. The Company's current products use a Windows based operating system; however, some of the Company's earlier model simulators, use a software operating system known as OS-9 which is a operating system developed and owned by Microware Corporation. The Company has licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term currently expiring October 31, 2001 (unless sooner terminated for breach by the Company of the license terms). Although loss of its OS-9 license could have a material adverse effect on the future conduct of its business operations and financial condition, the Company is in compliance with the terms of such license and believes its relationship with Microware Corporation to be satisfactory. The Company believes that there are viable alternative sources for all of its raw materials. In addition, the Company has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides the Company with the flexibility to produce a large portion of its principal components if they become unavailable or it becomes economically advantageous to do so.

BACKLOG

         As of March 31, 2000, the Company had a backlog of approximately $25.8 million compared with $28.0 million as of March 31, 1999. Management expects that approximately $18.0 million of backlog will be delivered in fiscal 2001. Revenue from sales of standard products are recorded when title transfers, which is typically upon shipment. Revenue from development programs under contract are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date (see Note 3 to the accompanying consolidated financial statements). Contracts with U.S. and other governments may generally be terminated by the customer, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company's backlog will result in future revenues. However, these contracts generally provide for reimbursement of actual cost incurred through the date of termination.

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

EMPLOYEES

         As of March 31, 2000, the Company and its subsidiaries employed 323 employees, of which 198 were employed at FATS, Inc., 56 were employed at Simtran, 30 were employed at FATS-Australia, 28 were employed by FATS-Europe, and 11 employed at Dart. Unions represent none of the employees. The Company considers relations with its employees to be satisfactory.

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

         The Company is subject to export licensing jurisdiction of the U.S. Department of State ("State Department") and the U.S. Department of Commerce ("Commerce Department") with respect to the temporary or permanent export of certain of its products and the import of certain other products based on the Arms Export Control Act and the Export Administration Act which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act. In addition to application to transfer of information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Both the State Department and the Commerce Department has the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports. Any loss, suspension or revocation of the Company's export licenses could have a material adverse effect on the Company's future results of operations and financial condition.

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

         Certain FATS simulation systems use laser-emitting devices to locate the user's aiming point in relation to the target. Such products must be manufactured and operated in accordance with safety standards adopted to protect human eyesight. In the United States, such standards are included as part of Food and Drug Administration regulations currently administered by the Center for Devices and Radiological Health. Systems sold to many international customers, including those in Europe and Canada, however, must comply with international standard IEC 825-1, as recently revised, which contains more rigorous criteria than the present U.S. standards. Depending on the amount of laser energy emitted, room safety precautions, warning signs and labels, special shut-off devices, special training for personnel and related safety measures may be required, which increase costs and can create administrative concerns for the Company's customers.

ITEM 2.  PROPERTIES

                                                   Owned or       Square         Lease        Month of
Facility            Location                        Lease         Footage     Expiration    Expiration
--------            --------                       --------       -------     ----------    ----------
FATS, Inc.          Suwanee, Georgia                Lease          98,100        2008          May
FATS, LTD.          Lincolnshire, England           Lease          12,000        2003          July
FATS, B.V.          Waardenburg, Netherlands        Lease           4,800        2000          December
Simtran             Montreal, Canada                Lease          38,800        2001          August
Dart                Denver, Colorado                Lease           7,800        2000          July
FATS Australia      Lavington, Australia            Lease          10,005        2005          February


         The Company believes its manufacturing, warehouse, and office facilities are suitable, adequate, and afford sufficient manufacturing capacity for our current and anticipated requirements. The Company believes it maintains adequate insurance coverage for our properties and their contents.


ITEM 3.  LEGAL PROCEEDINGS

         On October 3, 1997, Dart, was sued by Advance Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. On October 28, 1998, DART and AIS entered in to an agreement whereby AIS dismissed the lawsuit against DART entitling DART to continue to sell its products without liability within the claims of the 706 Patent.

         On January 1999, FATS was sued by AIS for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,823,779 (the "779 Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter-claimed seeking declaratory judgement that the 779 Patent is invalid, among other claims. On June 6, 2000, the Company and AIS agreed to dismiss the lawsuits.

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

                                    PART II

ITEM 5.  MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Firearms Training Systems, Inc. is traded on the NASDAQ Over-The-Counter Bulletin Board under the symbol FATS. Prior to March 8, 2000, the Company's common stock was traded on the NASDAQ Small Cap Market. The listing of the Company's stock was moved from the NASDAQ Small Cap Market as the company's stock price performance fell below NASDAQ criteria for market capitalization and minimum share price value. As of July 6, 2000, there were 136 holders of record of the Company's common stock. The table shows the high and low closing prices of the common stock during the period from April 1, 1998 through the year ended March 31, 2000:

                          QUARTERLY STOCK PRICE RANGE

                                                   High              Low
                                                   ----              ---
                FISCAL 1999
                First Quarter                     $ 8.88           $ 2.44
                Second Quarter                      4.00             0.69
                Third Quarter                       3.25             0.75
                Fourth Quarter                      1.75             1.03

                FISCAL 2000
                First Quarter                       1.28             0.88
                Second Quarter                      1.00             0.63
                Third Quarter                       0.75             0.44
                Fourth Quarter                      1.13             0.53

                FISCAL 2001
                First Quarter                       0.59             0.14


         The Company currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the common stock in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors of the Company and will depend upon the Company's earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. The Company's Credit Agreement prohibits the payment of any dividends in respect of the common stock. The closing price of Firearms Training Systems, Inc. (FATS) common stock on August 29, 2000, as reported by NASDAQ, was $0.20 per share.


         RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the Restructure, the Company issued on August 25, 2000 the following securities:

         (1) 40,235,548 shares of Class A Common Stock to the Lenders pursuant to the Senior Credit Agreement as partial consideration for the exchange by the Lenders of the Company's senior indebtedness at March 31, 2000. See Item 1-Restructure and Change of Control.

         (2) 20,463.716 shares of Series B Preferred Stock having a liquidation value of $20,463,716 to the Lenders pursuant to the Senior Credit Agreement as partial consideration for the exchange by the Lenders of the Company's senior indebtedness at March 31, 2000. See Item 1 Restructure.

         (3) 1,764,452 shares of Class A Common Stock to the Centre Entities in partial satisfaction of the obligations owed to such entities as a result of their repayment of a revolving promissory note in the amount of $3,000,000 including a guarantee fee of $250,000 (the "Guarantee Obligations"). See Item 1 Restructure and Item 13 Certain Relationships and Related Transactions.

         (4) 897.397 shares of Series B Preferred Stock, having a liquidation value of $897,397 to the Centre Entities in partial satisfaction of the Guarantee Obligation. See Item 1 Restructure and Item 13 Certain Relationships and Related Transactions.

         (5) Warrants to purchase 2,000,000 shares of Class A Common Stock at $0.25 per share expiring March 31, 2005 to the Centre Entities. See Item 1 Restructure and Item 13 Certain Relationships and Related Transactions.

         (6) Amended Warrants to purchase 3,246,164 shares of Class A Common Stock at $1.00 per share. See Item 1 Restructure and Item 13 Certain Relationships and Related Transactions.

         (7) 6,695,212 shares of Class A Common Stock to the Centre Entities in exchange for the Series A Preferred Stock previously held by them. See Item 1 Restructure and Item 13 Certain Relationships and Related Transactions.

         Exemptions for all such transactions from registration under the Securities Act of 1933 is claimed in reliance on an exemption from registration under Section 4(2) of the Act.

         ITEM 6. SELECTED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected financial data of the Company for each of the last five years set forth below have been derived from the Company's consolidated financial statements for each of the five fiscal years ended March 31, 2000, which financial statements have been audited by Arthur Andersen LLP. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the "Index to Financial Statements" (together with the notes and other reports relating to such financial statements).

                                                                    Fiscal Years Ended March 31,
                                        ----------------------------------------------------------------------------------
                                          2000              1999               1998              1997               1996
                                        --------          --------           --------          --------           --------
STATEMENT OF OPERATIONS DATA:
Total Revenue                           $ 38,889          $ 55,514           $ 73,547          $ 90,806           $ 65,439
Gorss Margin                               8,200            19,977             39,680            46,592             34,537
Gross Margin %                              21.1%             36.0%              54.0%             51.3%              52.8%
Operating Expenses                      $ 19,275          $ 16,975           $ 26,553          $ 19,713           $ 15,254
Non-Recurring Expenses                      (143)              870                 --                --                 --
Operating Income (Loss)                  (11,075)            3,002             13,127            26,879             19,283
Interest (Income) Expense                  8,056             7,316              5,905             6,069               (165)
Other (Income) Expense                       325               400                 97             1,110                 93
Net Income (Loss)                        (18,902)           (3,107)             3,233             9,014             12,790
Basic Earnings Per Share                   (0.91)            (0.15)              0.16              0.55               0.89
Diluted Earnings Per Share                 (0.91)            (0.15)              0.15              0.50               0.80

BALANCE SHEET DATA:
Working Capital                           21,020            27,010             18,907            20,350             20,260
Total Assets                              42,021            60,150             56,380            42,121             33,820
Total Debt including
   Current Maturities                     73,772            72,200             63,000            58,600                 --
Stockholders' Equity (Deficit)           (48,201)          (29,633)           (28,231)          (31,378)            21,262



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This analysis of the Company's results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of the Annual Report on Form 10K. This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, are forward looking statements. Although the Company believes that these statements are based upon reasonable assumptions, we can give no assurance that their goals will be achieved.

         Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward looking statements contained in this report, the Company believes that it is subject a number of risk factors, including: the inherent unpredictability of currency fluctuations; competitive actions, including pricing; the ability to realize cost reductions and operating efficiencies, and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors.

COMPANY OVERVIEW

         The Company is the leading worldwide producer of interactive simulation systems designed to provide training for multiple markets to include the handling and use of small and supporting arms; air defense and armored vehicle weaponry; and commercial hunter and sports activities. The Company derives most of its revenue from the sale of its products, which include simulators, simulated firearms, scenarios, software, auxiliary equipment, and service operations. The Company receives commitments for its products and services from its customers largely through purchase orders and contracts principally with governmental entities and law enforcement agencies. Revenues are recognized primarily upon shipment with milestone billings related to contracts recorded as deferred revenue and recognized primarily as units are delivered or on a percentage of completion method for contracts in which completion and delivery exceeds one year. Service revenues are comprised of revenues from individual purchase orders, which are recognized as services are provided, and revenues from extended service contracts, which are recognized over the life of the service contracts.

         Although the Company sells its products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 58.2%, 62.3% and 60.7% of the Company's revenues in fiscal 2000, 1999, and 1998, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on the Company's revenues and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company's future results of operations and financial condition. Significant portions of the Company's revenue are made to customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2000, 1999, and 1998, approximately 70.5%, 64.2%, and 46.0%, respectively, of the Company's revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance for simulation-based training systems continues to grow and U.S. military orders become less significant. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. The Company, from time to time, experiences some delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Certain of the Company's international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations has not been material.

         Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, research & development (R&D) cost, bid & proposal expenses, plus depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents' commissions, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred and has funded all of its R&D efforts over the past 16 years primarily through internally generated funds.

RESTRUCTURE TRANSACTION

         On August 25, 2000, the Company, its lenders and the "Centre Entities completed a restructuring transaction with retroactive effect to April 1, 2000 which significantly reduced the Company's outstanding indebtedness.

         In connection with the restructuring, the Company and holders of its outstanding debt and preferred stock exchanged all such debt and preferred stock for the following:

- A new senior secured revolving credit line in the amount of approximately $882,000 to support existing letters of credit and future working capital requirements.

- $12 million of senior secured debt with cash interest payable at prime plus 1% and no principal payments due until maturity in 2003, with a one year extension at the Company's option.

- $23 million of junior secured debt with 10% interest payable in additional notes or cash, depending on the Company's profitability, and no principal payments until maturity in 2003, with a one year extension at the Company's option.

- Approximately $21 million of new preferred stock with a 10% cumulative dividend rate payable in additional shares of preferred stock. This new preferred stock must be redeemed by the Company when junior secured debt is repaid.

- 48,695,212 additional shares of Class A Common Stock. As a result of this share issuance, the Company's senior lenders have the power to vote a majority of the Company's voting common stock. See Item 1 Change of Control.

- Warrants to purchase 2,000,000 shares of Class A Common Stock with an exercise price of $0.25 issued to the Centre Entities.

- Amended warrants already held by the Centre Entities to purchase 3,246,164 shares of Class A Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock and making a slight adjustment in the original exercise price of $1.03 per share.

Certain of the securities described above were issued to the Centre Entities. See Item 13 Certain Relationships and Related Transactions.


                  RESULTS OF OPERATIONS

         The following table sets forth selected data as a percentage of gross revenues for the periods indicated:

                                                                     Fiscal Year Ended March 31,
                                                               ------------------------------------
                                                               2000            1999            1998
                                                               ----            ----            ----
            Total Revenue                                      100%           100%           100%
            Gross Margin                                        21%            36%            54%
            Operating Expenses:
                Selling, General & Administrative               28%            18%            21%
                Depreciation and Amortization                    6%             4%             1%
                Impairment of Goodwill                           5%             0%             0%
                Research & Development                          10%             7%             9%
                Acquired in-process R&D                          0%             0%             5%
                Nonrecurring restructuring charge                0%             2%             0%
                                                               ---            ---            ---
                    Total Operating Expense                     50%            31%            36%
                                                               ---            ---            ---
            Operating (Loss) Income                            -28%             5%            18%
            Interest Expense, net                               21%            13%             8%
            Other Expense, net                                   1%             1%             0%
                                                               ---            ---            ---
            Net (Loss) Income Before Tax                       -50%            -9%            10%
            (Benefit) Provision for Tax                         -2%            -3%             5%
            Accretion of Preferred Stock                         1%             0%             0%
            Net (Loss) Income                                  -49%            -6%             4%
            Adjusted EBITDA (1)                                -18%            10%            25%

 (1) Adjusted EBITDA consists of net (loss) income before tax excluding interest expense, net and depreciation and amortization, as further adjusted to exclude non-cash impairment of goodwill, non-cash acquired in-process R&D write-off and nonrecurring restructuring charges.

         Fiscal Year Ended March 31, 2000 Compared to the Fiscal Year Ended March 31, 1999

         Revenues. Revenues decreased $16.6 million, or 29.9%, to $38.9 million for fiscal 2000 as compared to $55.5 million for fiscal 1999. Each of the four principal market components experienced a decline. International revenue decreased $8.2 million, or 23.0% to $27.4 million. U.S. Military decreased $5.2 million, or 55.1% to $4.3 million. U.S. Law Enforcement decreased $2.3 million, or 29.3%, to $5.6 million. Hunter/Sports decreased $.9 million, or 34.9%, to $1.6 million. This decline was attributable to several factors: (1) significant delays in contract awards from major customers including both the U.S. Army subcontract supporting the Engagement Skills Trainer program and U.S. Air Force Reserve contracts. These programs have now been awarded to the Company for delivery in the current fiscal year; (2) loss in a competitive bidding process of a major competition for the U.K. Caddet air defense trainer program proposed by Simtran; (3) reduction in investment and development activities, due to lack of financing; (4) delays in competitive awards due to lengthy government process exacerbated by uncertainty of the financial status of the Company.

         Gross Margin. As a percentage of revenues, cost of revenues increased to 78.9% for fiscal 2000 as compared to 64.0% for fiscal 1999. This increase was due to product mix changes consisting of low margin, non-standard engineering development programs, the effect of greater competition eroding traditionally high international gross margins, greater content of low margin maintenance contracts, and cost overruns on design & development programs. As a result of the foregoing, gross margin decreased $11.8 million, or 59.0% to $8.2 million, or 21.1% of revenues, for fiscal 2000 as compared to $20.0 million, or 36.0% of revenues, for fiscal 1999.

         Total Operating Expenses. Total operating expenses increased $2.3 million, or 13.5% to $19.3 million for fiscal 2000 as compared to $17.0 million for fiscal 1999. Total operating expenses as a percentage of revenues increased to 49.6% for fiscal 2000 from 30.6% for fiscal 1999. Selling, general and administrative expenses increased as a percentage of revenue to 28.2% for fiscal 2000 from 18.4% for fiscal 1999. The increase in selling, general, and administrative expenses is primarily due to the inclusion of certain expenses related to management changes within the organization. Expenses for fiscal year 2000 include approximately $1.0 million related to costs associated with the resignation agreements of the former President and CEO and Vice President of Sales and Marketing. Selling, general, and administrative expenses also increased as a result of higher volume of international agents' commission based sales and an increase in D&O insurance. Research and development costs remain at the same level of $4.0 million for fiscal year 2000 and 1999.

         Non-Recurring Expenses. In fiscal year 1999, the Company recognized a nonrecurring restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability. The Company had completed these measures as of March 31, 2000. Of the $870,000 total expense, approximately $727,000 had been incurred as of March 31, 2000. The Company does not anticipate incurring any additional costs and has thus reduced expenses by the remaining $143,000 of the charge during fiscal year 2000. The reduction of $143,000 is included in nonrecurring restructuring charge.

         Operating (Loss) / Income. As a result of the foregoing, operating income decreased $14.1 million to a loss of $11.1 million, or -28.5% of revenues, for fiscal 2000 as compared to an income of $3.0 million, or 5.4% of revenues, for fiscal 1999.

         Other Expense, net. Net interest expense totaled $8.1 million, or 20.7% of revenues for fiscal 2000 as compared to net interest expense of $7.3 million, or 13.2% for fiscal 1999. Other income (expense), net for fiscal 2000 primarily includes a charge of $.1 million related to foreign currency exchange cost associated with international revenues. The Company incurred higher amounts of interest expense because of additional borrowings at higher interest rates.

         Benefit from Income Taxes. The effective tax rate decreased to 4.2% of income before income taxes for fiscal 2000 compared to 36.0% of income before taxes for fiscal 1999. This change in effective tax rate primarily reflects the establishment of a valuation allowance against the Company's net operating loss carryforwards and certain other deferred tax assets.

         Net Loss. As a result of the foregoing, the net loss increased $15.8 million, to a loss of $18.9 million or ($0.91) per diluted share, or -48.6% of revenues for fiscal 2000 as compared to a loss of $3.1 million or ($0.15) per diluted share, or -5.6% of revenues for fiscal 1999.

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

         Gross Margin. As a percentage of revenues, cost of revenues increased to 64.0% for fiscal 1999 as compared to 46.1% for fiscal 1998. This increase was due to customer and product mix changes, the effect of greater competition eroding traditionally high international gross margins, and the absorption of low margin programs from the acquisition of existing Simtran contracts. As a result of the foregoing, gross profit decreased $19.7 million, or 49.7% to $20.0 million, or 36.0% of revenues, for fiscal 1999 as compared to $39.7 million, or 53.9% of revenues, for fiscal 1998.

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

         Other Income (Expense), net. Net interest expense totaled $7.3 million, or 13.2% of revenues for fiscal 1999 as compared to net interest expense of $5.9 million, or 8.0% for fiscal 1998. Other income (expense), net for fiscal 1999 primarily includes a charge of $.4 million related to foreign currency exchange cost associated with international revenues. In addition, the Company incurred higher amounts of interest expense because of additional borrowings at higher interest rates.

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


QUARTERLY RESULTS OF OPERATIONS

    The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 1998 and ending March 31, 2000. Such information, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

                                                                          Quarter Ended
                                                              (In thousands except per share data)
                                  -------------------------------------------------------------------------------------------
                                               Fiscal Year 2000                                   Fiscal Year 1999
                                  ------------------------------------------      -------------------------------------------
                                  June 30     Sept 30     Dec 31     Mar 31       June 30     Sept 30     Dec 31      Mar 31
                                  --------    -------     -------   --------      --------    --------   --------    --------
Revenues                          $ 15,196    $ 8,328     $ 9,920   $  5,445      $ 12,265    $ 12,111   $ 16,314    $ 14,824
Gross Margin                         5,451      1,511       2,415     (1,177)        4,714       4,050      6,579       4,634
Gross Margin %                          36%        18%         24%       -22%           38%         33%        40%         31%
Operating Expense                 $  3,627    $ 5,168     $ 4,014   $  6,466      $  6,056    $  3,473   $  4,372    $  3,074
                                  --------    -------     -------   --------      --------    --------   --------    --------
Operating Income                     1,824     (3,657)     (1,599)    (7,643)       (1,342)        577      2,207       1,560
Interest Expense                     1,783      1,937       1,866      2,470         1,611       1,782      1,913       2,010
Other Expense                          243        104          60        (82)          104         172        683        (559)
                                  --------    -------     -------   --------      --------    --------   --------    --------
Pre-Tax Income                        (202)    (5,698)     (3,525)   (10,031)       (3,057)     (1,377)      (389)        109
Tax Provision (Benefit)                (69)    (1,949)     (1,022)     2,232        (1,039)       (551)      (149)         39
                                  --------    -------     -------   --------      --------    --------   --------    --------
Net income/(loss) subtotal            (133)    (3,749)     (2,503)   (12,263)       (2,018)       (826)      (240)         70
Accretion of Preferred Stock            62         63          64         65            --          --         31          62
                                  --------    -------     -------   --------      --------    --------   --------    --------
Net income/(loss) applicable to       (195)    (3,812)     (2,567)   (12,328)       (2,018)       (826)      (271)          8
   common stockholders
Earnings per common share
   Basic                             (0.01)     (0.18)      (0.12)     (0.59)        (0.10)      (0.04)     (0.01)       0.00
   Diluted                           (0.01)     (0.18)      (0.12)     (0.59)        (0.10)      (0.04)     (0.01)       0.00


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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered in to a restructured Credit Agreement as discussed above under "Restructure Transaction." The new capital structure provides approximately $882,000 to support existing letters of credit and future working capital requirements in connection therewith. Therefore, the Company's primary source of liquidity and capital resources is cash generated from its operating activities. The Company's future operations will be constrained unless it can achieve new business revenue targets necessary to finance working capital needs.

         The Company is subject to several business and market risks. The risks are (1) the Company did not during the year ended March 31, 2000 generate sufficient revenue or cash flow from its current operations to pay in a timely manner its outstanding senior indebtedness, necessitating the Restructure; (2) while the Company's financial position has significantly improved as a result of the Restructure both in terms of a reduction in total amount and a deferral of maturity dates of its debt, it must continue to achieve its current business revenue targets in the current fiscal year in order to discharge its interest obligations in a timely manner and expand its business opportunities; and (3) the Company must receive new contracts for production to be delivered in the current fiscal year in order to achieve its revenue projections. Thus, the Company's continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management's plans in response to the above objectives are (1) continue to reinforce cost control measures to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) improve inventory turns and lower inventory investment and; (5) negotiate more favorable terms and conditions to reduce extended or prolonged payment cycles.

         The Company believes that this business strategy may achieve positive operating results provided that the Company collects on past due receivables outstanding, and achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company.

         As of March 31, 2000, the Company had working capital of $12.0 million compared to $27.0 million as of March 31, 1999. The Company's spending for its fiscal 2000 capital expenditures was $1.5 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery.

         The Company had a net decrease in cash and cash equivalents of $.9 million in fiscal 2000 compared to a net decrease of $.6 million and an increase of $1.7 million in fiscal 1999 and 1998, respectively. For fiscal 2000, the Company's operating activities generated cash of approximately $.6 million. The Company's investing activities used cash of approximately $2.8 million that included $1.3 million in restricted cash to secure contract performance guarantees and $1.5 million in capital expenditures. The Company generated cash of $1.3 million in financing activities primarily in connection with long-term debt borrowed to finance fiscal 2000 expenses.


RECENT ACCOUNTING PRONOUNCEMENTS

         In 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company is currently reviewing its revenue recognition policy and does not expect the adoption of SAB No. 101 to have a material impact on its consolidated results of operations, financial position, or cash flows.


YEAR 2000 ISSUES

         As described in the Form 10-Q for the quarter ended December 31, 1999, the Company had developed plans to address our potential exposures to our systems related to the Year 2000. Since entering the Year 2000, we have not experienced any significant disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. The Company will continue to monitor its systems and operations until reasonably assured that no significant business interruptions will occur as a result of any Year 2000 issues. The Company spent a total of approximately $20,000 on the Y2K Project with no significant additional expenses expected in FY 2001.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a number of market risks in the ordinary course of business, such as, foreign currency exchange risk in the fulfillment of international contracts and interest rate risk associated with non trading assets utilized to manage the interest rate cost of the outstanding long term liabilities. The Company's net exposure to interest rate risk consists of its floating rate debt which is tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for 2000 would have increased by approximately $.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Statement Schedule and Notes to Consolidated Financial Statements that appear on pages F-1 through F-22 and S-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         INFORMATION IN THIS ITEM SHOULD BE READ IN CONJUNCTION WITH ITEM 1 CHANGE OF CONTROL CONCERNING THE AGREEMENT BY CERTAIN DIRECTORS AFFILIATED WITH THE CENTRE ENTITIES TO RESIGN AT THE REQUEST OF THE LENDERS, THE LENDERS AGREEMENT TO VOTE THEIR CONTROLLING INTEREST IN FAVOR OF THE ELECTION OF ONE DIRECTOR AFFILIATED WITH THE CENTRE ENTITIES, THE JOINT AGREEMENT TO RECOMMEND SELECTION OF QUALIFIED CANDIDATES TO SERVE UNTIL THE NEXT ANNUAL MEETING OF THE COMPANY AND THEIR JOINT AGREEMENT TO RECOMMEND APPOINTMENT OF AN ADDITIONAL DIRECTOR OR ACTIVE CHAIRMAN.

         The following table sets forth the name, age, and position of each director and executive officer as of March 31, 2000. The Board currently consists of nine directors. The Company divides the Board of Directors into three classes, each of which is elected for a three-year term. Executive officers of the Company are elected by the Board of Directors annually and hold office until the next annual meeting of stockholders or until they sooner resign or are removed from office by the Board of Directors.

                  NAME                           AGE                              POSITION
                  ----                           ---                              --------
                  Lester Pollack                 67        Chairman of the Board
                  Scott Perekslis                32        Director
                  William J. Bratton             52        Director
                  Jonathan H. Kagan              44        Director
                  Frank S. Jones                 71        Director
                  Paul J. Zepf                   35        Director
                  Craig F. Fields                54        Director
                  Gilbert F. Decker              63        Director
                  Robert F. Mecredy              52        President, Chief Executive Officer and Director
                  John A. Morelli                51        Vice President, Chief Financial Officer and Treasurer
                  C. Glenn Marsh                 61        Vice President, Operations - Chief Operating Officer


         The following Class I directors were elected in fiscal 1998 and their present terms expire with the Annual Meeting of Stockholders in 2000:


LESTER POLLACK
MANAGING DIRECTOR
CENTRE PARTNERS MANAGEMENT LLC

         Lester Pollack, age 67, has served as a Director of the Company since July 31, 1996 and as Chairman of the Board since September 17, 1996. Mr. Pollack has served as Managing Director of Centre Partners Management LLC since 1995. Mr. Pollack has been Senior Managing Director of Corporate Advisors, L.P., the general partner of Corporate Partners, L.P. and Corporate Offshore Partners, L.P., since 1988, Managing Director of Lazard Freres & Co. LLC since 1995 (prior thereto a General Partner) and Chief Executive Officer of Centre Partners, L.P. since 1986. Mr. Pollack also serves as a director of LaSalle Re Holdings Limited, Parlex Corporation, Rembrandt, Inc., Nationwide Credit Inc., SunAmerica Inc., and Tidewater, Inc. Mr. Pollack is a member of the Compensation Committee of the Board of Directors.


SCOTT PEREKSLIS
PRINCIPAL
CENTRE PARTNERS MANAGEMENT LLC

         Scott Perekslis, age 32, has served as a Director of the Company since July 31, 1996. Mr. Perekslis also served as a Vice President of the Company from July 31, 1996 through July 18, 1997. Since 1995, Mr. Perekslis has been a Principal of Centre Partners Management LLC and a Principal of Corporate Advisors, L.P. From 1991 to 1995, Mr. Perekslis was an Associate of

Corporate Advisors, L.P. Mr. Perekslis also serves as a director of Hyco International, Inc. and KIK Corporation Holdings, Inc. Mr. Perekslis is a member of the Compensation Committee of the Board of Directors.

         The following Class II directors were elected in fiscal 1999 and their present terms expire with the Annual Meeting of Stockholders in 2001:


WILLIAM J. BRATTON
CHIEF OPERATING OFFICER AND PRESIDENT
CARCO GROUP, INC.

         William J. Bratton, age 52, has served as a Director of the Company since September 17, 1996. Mr. Bratton has been the President and Chief Operating Officer of CARCO Group, Inc. since 1998. From 1996 to 1997, Mr. Bratton served as Vice Chairman of First Security Services Corporation and President of its new subsidiary First Security Consulting, Inc. From 1994 to 1996, Mr. Bratton served as Police Commissioner of the City of New York. In 1992 he served as superintendent in Chief of the Boston Police Department and was appointed Police Commissioner of the Boston Police Department in 1993. From 1990 to 1992, Mr. Bratton served as Chief of the New York City Transit Police. Mr. Bratton also serves as a director of Rite-Aid Corporation and First Security Services Corporation.


JONATHAN H. KAGAN
MANAGING DIRECTOR
CENTRE PARTNERS MANAGEMENT LLC

         Jonathan H. Kagan, age 44, has served as a Director of the Company since July 31, 1996. Mr. Kagan also served as Secretary of the Company from July 31, 1996 through July 18, 1997. Mr. Kagan has served as Managing Director of Centre Partners Management LLC since 1995. Mr. Kagan has been a Managing Director of Corporate Advisers, L.P. since 1990. Mr. Kagan has been associated with Lazard Freres & Co. LLC since 1980 and has been a Managing Director since 1995 (prior thereto a General Partner). Mr. Kagan also serves as a Director of Jeepers! Inc. and Hyco International, Inc. Mr. Kagan is a member of the Audit Committee of the Board of Directors.


FRANK S. JONES
CORPORATE DIRECTOR

         Frank S. Jones, age 71, has served as a Director of the Company since April 16, 1998. Mr. Jones has served as assistant dean at the Harvard Business School, a group brand manager at a consumer products company, and as Ford Professor of Urban Affairs at the Massachusetts Institute of Technology from which he retired in 1992. Mr. Jones also serves as a Director of Polaroid Corporation and Scientific Games Holdings Corporation. Mr. Jones is a member of the Audit Committee of the Board of Directors.


         The following Class III directors were elected in fiscal 2000 and their present terms expire with the Annual Meeting of Stockholders in 2002:


PAUL J. ZEPF
MANAGING DIRECTOR,
CENTRE PARTNERS MANAGEMENT LLC

         Paul J. Zepf, age 35, has served as a Director of the Company since July 31, 1996. Since 1998, Mr. Zepf has been a Managing Director of Centre Partners Management LLC and a Managing Director of Corporate Advisors, L.P. From 1995 to 1998, Mr. Zepf was a Principal of Centre Partners Management LLC and a Principal of Corporate Advisors, L.P. Mr. Zepf also served as a Vice President of Corporate Advisors, L.P. from 1993 to 1995. Mr. Zepf also serves as a Director of LaSalle Re Holdings Limited, The Learning Company and Nationwide Credit, Inc. Mr. Zepf is a member of the Compensation Committee and is a member of the Option Subcommittee of the Compensation Committee of the Board of Directors.

CRAIG I. FIELDS
CORPORATE DIRECTOR

         Craig I. Fields, age 54, has served as a Director of the Company since September 17, 1996. From 1994 until the present, Dr. Fields has served on various boards of directors, including the boards of ENSCO, Projectavision, Inc., Alliance Gaming Corporation, Perot Systems, Network Solution and Music Holdings Corp. From 1990 to 1994, Dr. Fields served as Chairman and Chief Executive Officer of the Microelectronics and Computer Technology Corporation, a for-profit research and development consortium involved in information technology. Dr. Fields is Chairman of the Defense Science Board. Mr. Fields is a member of the Compensation Committee and is a member of the Option Subcommittee of the Compensation Committee of the Board of Directors.


GILBERT F. DECKER
CORPORATE DIRECTOR

         Gilbert F. Decker, age 63, has served as a Director of the company since December 31, 1997. Prior to becoming a private consultant in 1997, Mr. Decker was the Assistant Secretary of the Army, Research, Development and Acquisition from 1994 to 1997. Prior to 1994, Mr. Decker held positions of Chief Executive Officer and President in Xeruca Holding, Inc., Acurex Corporation and Penn Central Federal Systems Company. Mr. Decker has served on the boards of several government and public organizations including the Army Science Board, Air Force Studies board, Defense Science Board and Engineering Advisory board to Johns Hopkins University. Mr. Decker is a member of the Audit Committee of the Board of Directors.


ROBERT F. MECREDY
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Robert F. Mecredy, age 52, has served as President, Chief Executive Officer, and Director since October 1,1999. Prior thereto, Mr. Mecredy served as Executive Vice President from July 18, 1997 to September 30, 1999, as Vice President, Domestic from 1996 to 1997, Director of the Company from 1993 to 1996, as Director of Domestic Sales and Marketing from 1994 to 1996 and as Director of U.S. Military Marketing from 1990 to 1994. Before joining the Company, Mr. Mecredy served as Director of Army and Marine Corps Marketing -- Washington Operations at Raytheon Corporation from 1988 to 1990. Mr. Mecredy served as a noncommissioned and commissioned officer of infantry and aviation in the U.S. Army for 20 years, retiring in 1986 with the rank of lieutenant colonel.

JOHN A. MORELLI
VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

         John A. Morelli, age 51, has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli previously served as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during their acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm with the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing & modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.


C. GLENN MARSH
VICE PRESIDENT, OPERATIONS - CHIEF OPERATING OFFICER

         C. Glenn Marsh, age 61, has served as Vice President, Operations and Chief Operating Officer since January 1999. Mr. Marsh previously served as Director of Operations from June 1998 to January 1999. Mr. Marsh previously served as Director of Programs from March 1997 to June 1998. Prior to joining the Company, Mr. Marsh served as a commissioned officer in the U.S. Army for 35 years, retiring in 1996 as a Lieutenant General. During his military service, General Marsh commanded at every level in the U.S. Army from platoon to corps.

         The information contained under the heading "Nominees for Election to the Board of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission, including any information with respect to compliance by directors, officers and beneficial owners of more than 10% of the Class A Common Stock with respect to Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this report.


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

         Pursuant to the Securities Purchase Agreement dated November 13, 1998 with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P., Messrs. Pollack, Kagan, Perekslis and Zepf, directors of the Company who are affiliated with the Centre Partnerships agreed to receive in lieu of annual director's fees of $20,000, for each director, options to purchase at $1.03125 per share an aggregate of 106,700 shares of Class A Common Stock, exercisable in equal quarterly installments beginning December 31, 1998 which such directors assigned to Centre Partners Management LLC. As of June 30, 2000, 106,700 shares of Class A Common Stock were exercisable from this grant.

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the other highly compensated executive officers whose annual salary and bonus during fiscal 2000 exceeded $100,000.

                                                     ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                   -----------------------------------------------------       -----------------------------
                                                                               OTHER           RESTRICTED        SECURITIES
OFFICER NAME AND                   FISCAL     SALARY           BONUS           ANNUAL            STOCK           UNDERLYING
PRINCIPAL POSITION                  YEAR        ($)             ($)         COMPENSATION       AWARDS ($)        OPTIONS (#)
------------------                 ------     ------           -----        ------------       ----------        -----------
Peter A. Marino                     2000      350,000(1)           --          2,577(2)               --                --
    President and Chief             1999      350,000              --          4,800(2)                             21,000
    Executive Officer - Retired     1998      350,000         150,000          6,865(2)                                 --

Robert F. Mecredy                   2000      160,000(1)           --          5,049(2)               --                --
    President and Chief             1999      158,000              --          4,740(2)                             20,000
    Executive Officer               1998      155,000         120,000          2,435(2)                             10,000

Juan C.G. de Ledebur                2000      135,000              --          5,348(2)               --                  (5)
    Vice President,                 1999      145,000              --          2,417(2)                             10,000
    Sales and Marketing             1998      156,477         110,000          7,115(2)                            212,148

Caryl G. Marsh                      2000      122,000              --              0              12,500            50,000(4)
    Vice President,                 1999      133,901              --              0                                23,000(3)
    Operations                      1998       78,495          20,000              0                                22,000

John A. Morelli                     2000      105,000              --          5,689(2)           18,750            90,000(4)
    Chief Financial Officer         1999       84,950              --          2,482(2)                             13,000(3)
                                    1998       72,000           6,000          1,170(2)                              3,000


(1) Mr. Marino retired effective September 30, 1999. Under the terms of Mr. Marino's employment agreement, he is entitled to be compensated his base salary of $350,000 per year until March 31, 2002 reduced by any salary or bonus he receives from another employer. Mr. Mecredy became the Company's President and Chief Executive Officer on October 1, 1999.

(2)      Matching contributions made by the Company to its 401(k) plan.

(3) Messrs. Marsh and Morelli had 22,000 and 3,000 options, respectively, repriced at $3.253 per share during fiscal 1999 (They were not executive officers at the time).

(4) Messrs. Marsh and Morelli received 20,000 and 30,000 grants, respectively, priced at $0.625 per share during fiscal 2000.

(5) Mr. de Ledebur resigned effective March 27, 2000. Under the terms of Mr. de Ledebur's resignation agreement, he is entitled to be compensated his base salary of $135,000 per year until September 30, 2000 reduced by any salary and bonus he receives from another employer.

OPTIONS GRANTED IN FISCAL 2000

         The following table contains certain information regarding stock options granted to Executive Officers during fiscal 2000.

                                                                                                  POTENTIAL REALIZABLE
                             NUMBER OF       % OF TOTAL                                              VALUE AT ASSUMED
                            SECURITIES         OPTIONS        EXERCISE OF                         ANNUAL RATES OF STOCK
                            UNDERLYING       GRANTED TO       BASE PRICE                           PRICE APPRECIATION
                           OPTIONS/SARS     EMPLOYEES IN       ($/SHARE)      EXPIRATION          FOR OPTION TERMS (2)
OFFICER NAME AND             GRANTED        FISCAL YEAR           (1)            DATE               5%           10%
----------------           ------------     ------------      -----------     ----------          -----         -----
Caryl G. Marsh                30,000           4.47%           0.68750         3/22/2007             --            --
John A. Morelli               60,000           8.94%           0.68750         3/22/2007             --            --


(1) Options were granted at the market value based on the last sale price on the date of grant of the common stock.

(2) The dollar amounts are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Company's common stock or the present or future value of the options.


FISCAL YEAR-END OPTION VALUES

         The following table contains certain formation regarding stock options exercised during the fiscal year and options to purchase common stock held as of March 31, 2000 by each of the Executive Officers.

                                  NUMBER OF SECURITIES UNDERLYING                  VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS
                                           FISCAL YEAR-END                        AT FISCAL YEAR-END (1)
                                 ----------------------------------            ----------------------------
OFFICER NAME                     EXERCISABLE          UNEXERCISABLE            EXERCISABLE    UNEXERCISABLE
------------                     -----------          -------------            -----------    -------------
Peter A. Marino                    272,185                    --                   --              --
Robert F. Mecredy                   67,302               145,298                   --              --
Juan C.G. de Ledebur                76,702               167,446                   --              --
Caryl G. Marsh                      10,350                53,150                   --              --
John A. Morelli                      9,277                76,683                   --              --


(1) As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is based on the closing sales price of the Company's common stock on the NASDAQ Stock Markey as of the last business day of he fiscal year, March 31, 2000, which was $ 0.6250 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF STOCK BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

    INFORMATION IN THE FOLLOWING TABLE IS PRESENTED AS OF A DATE PRIOR TO THE RESTRUCTURE IN WHICH APPROXIMATELY 48,695,183 ADDITIONAL SHARES OF VOTING CLASS A COMMON STOCK WERE ISSUED, INCLUDING 40,235,548 SHARES ISSUED TO THE LENDERS AND SUBJECT TO A VOTING AGREEMENT AS DESCRIBED IN ITEM 1 RESTRUCTURE AND CHANGE OF CONTROL. IN ADDITION, IN ANTICIPATION OF THE RESTRUCTURE, THE CENTRE ENTITIES CONVERTED APPROXIMATELY 555,552 SHARES OF CLASS B NON-VOTING COMMON STOCK INTO CLASS A COMMON STOCK AND IN CONNECTION WITH THE RESTRUCTURE ACQUIRED 1,764,452 ADDITIONAL SHARES OF CLASS A COMMON STOCK.

         The following table sets forth certain information regarding the beneficial ownership of Class A Voting Common Stock ("Common Stock") and Class B Non-voting Common Stock ("Class B Stock") as of August 23, 2000 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) the Company's chief executive officer and each of the other employees included in the Summary Compensation Table; and
(iv) the Company's current directors and officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated as being beneficially owned by them.


                                                               NUMBER OF                          NUMBER OF
                                                               SHARES OF                          SHARES OF
                                                                COMMON                             CLASS B
                                                                 STOCK                              STOCK
                                                              BENEFICIALLY                       BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                                     OWNED(2)         %                  OWNED(3)         %
---------------------------                                   ------------      ----             ------------      -----
Centre Capital Investors II, LP                                 6,485,522       32.3%              2,944,001        67.1%
Centre Partners Coinvestment LP                                   959,387        4.8%                413,765         9.4%
Centre Capital Offshore Investors II, LP                        1,282,197        6.4%                616,337        14.1%
Centre Capital Tax-Exempt                                       1,407,457        7.0%                296,176         6.8%
Centre Partners Management LLC (4)             (4)              8,076,500       40.3%              4,140,316        94.4%
Centre Partners II LLC                         (5)             10,026,224       50.0%              4,385,181       100.0%
THIN International                             (6)              2,454,478       12.2%                     --         0.0%
Peter A. Marino - RETIRED                      (7)                370,457        1.9%                     --         0.0%
Juan C.G. de Ledebur                           (7)                171,240          *                      --         0.0%
Robert F. Mecredy                              (7)                134,979          *                      --         0.0%
Caryl G. Marsh                                 (7)                 41,099          *                      --         0.0%
John A. Morelli                                (7)                 50,474          *                      --         0.0%
Lester Pollack                                 (8)                     --          *                      --         0.0%
William J. Bratton                                                 20,767          *                      --         0.0%
Gilbert F. Decker                                                  11,734          *                      --         0.0%
Craig I. Fields                                                    53,534          *                      --         0.0%
Frank S. Jones                                                     11,067          *                      --         0.0%
Jonathan H. Kagan                              (9)                     --          *                      --         0.0%
Scott Perekselis                               (10)                 9,005          *                      --         0.0%
Paul J. Zepf                                   (11)                10,506          *                      --         0.0%
All current directors and executive            (12)               884,862        4.4%                     --         0.0%
officers as a group (13 individuals)


(1) The address of Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-exempt Investors II, L.P. (together with Centre Capital Offshore Investors II, L.P., the "Centre Partnerships"), Centre Partners Management LLC ("Centre Management") and Centre Partners II, LLC (together with Centre Capital Offshore Investors II, L.P., the "Centre Entities") is 30 Rockefeller Plaza, New York, New York 10020; the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda; and the address of THIN International N.V. ("THIN International") is Landhuis Joonchi, Koya Richard J. Beaujan z/n, P.O. Box 837, Curacao, Netherlands.

(2) Based on 20,052,449 shares of Common Stock outstanding on August 23, 2000. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of August 23, 2000 only by the respective named shareholder.

(3) The Centre Partnerships shown as beneficially owning Class B Stock own all outstanding shares of such stock and have entered into a binding agreement by which each has agreed not to exercise the right to convert Class B Stock for Common Stock provided by the Restated Certificate of Incorporation, if as a result of such conversion, the Centre Partnerships would hold, of record, or beneficially with power to vote, more than 50% of the shares of Common Stock outstanding immediately following such conversion unless concurrently with such conversion the shares of Common Stock are transferred to an unaffiliated person. Included within the shares of Class B Stock are 3,246,164 warrants currently exercisable into shares of Class B Stock.

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

(5) As general partner of Centre Partners Coinvestment, L.P. and general partner of the general partner of Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P., Centre Partners II LLC ("Centre Partners") is reflected as beneficially owning the Common Stock and Class B Stock owned by those Centre Entities. In addition, pursuant to certain co-investment arrangements, Centre Partners has been delegated voting and investment power with respect to an additional 571,181 shares of Common Stock and 51,746 warrants. In addition, included within the shares of Class B Stock are 3,246,164 warrants currently exercisable into shares of Class B Stock.

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

(7) Messrs. Marino, de Ledebur, Marsh, Mecredy and Morelli's beneficial ownership includes exercisable options for 279,185 shares, 87,367 shares, 21,099 shares, 77,300 shares and 10,791 shares, respectively. In addition, Messrs. , de Ledebur, Mecredy and Morelli's beneficial ownership includes 3,571 shares, 4,144 shares and 2,953 shares, respectively held in a 401(k) plan for the benefit of each officer, over which each officer has been delegated voting and investment power.

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

(9) Excludes 8,076,500 shares of Common Stock and 1,522,624 shares of Class B Stock and 2,613,341 warrants currently exercisable into Class B Stock for which Centre Management has been delegated voting and/or investment power and 10,026,224 shares of Common Stock and 1,139,017 shares of Class B Stock and 3,246,164 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership. Mr. Kagan is a Managing Director of each of Centre Management and Centre Partners and, as such, may be deemed to have voting and investment power over such shares of Common Stock and investment power over such shares of nonvoting Class B Stock. Mr. Kagan disclaims any beneficial ownership of such shares of Common Stock and Class B Stock.

(10) Includes 9,005 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Perekslis and 467 shares of Series A Preferred Stock, over which Mr. Perekslis has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

(11) Excludes 8,076,500 shares of Common Stock and 1,522,624 shares of Class B Stock and 2,613,341 warrants currently exercisable into Class B Stock for which Centre Management has been delegated voting and/or investment power and 10,026,244 shares of Common Stock and 1,139,017 shares of Class B Stock and 3,246,164 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership. Mr. Zepf is a Managing Director of each of Centre Management and Centre Partners and, as such, may be deemed to have voting and investment power over such shares of Common Stock and investment power over such shares of nonvoting Class B Stock. Mr. Zepf disclaims any beneficial ownership of such shares of Common Stock and Class B Stock. Includes 10,506 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Zepf and 468 shares of Series A Preferred Stock, over which Mr. Zepf has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

(12) Excludes 8,076,500 shares of Common Stock and 1,522,654 shares of Class B Stock and 2,613,341 warrants currently exercisable for Class B Stock for which Centre Management has been delegated voting and/or investment power and 10,026,244 shares of Common Stock and 1,139,017 shares of Class B Stock and 3,246,164 warrants currently exercisable into shares of Class B Stock for which Centre Partners is reflected as having beneficial ownership, for which Messrs. Pollack, Kagan and Zepf may be deemed to have voting and/or investment power based on their serving as a Managing Director of such entities. Messrs. Pollack, Kagan and Zepf disclaim beneficial ownership of such shares of Common Stock and Class B Stock. Includes 19,511 shares of Common Stock held in 401(k) plans for the benefit of Messrs. Perekslis and

         Zepf, over which each such individual has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         On June 1, 1999 certain subsidiaries of the Company established a revolving line of credit in the amount of $3,000,000 with a financial institution with a maturity date of July 31, 2000. Payment obligations under the Subsidiary Line were guaranteed by the Centre Partnerships as well as by the Company and certain of its subsidiaries. In exchange for such guarantees the Centre Partnerships received a fee of $50,000 in cash and was entitled to be paid an additional funding fee of $250,000 in the event any payments were made by any Centre Partnerships to the financial institution. Such obligations to the Centre Partnerships were satisfied in connection with the Restructure as described below.

         Effective September 30, 1999, Peter Marino's employment by the Company was terminated. Under his employment contract dated September 18, 1996, upon termination other than for cause involving breach of duty, misconduct, or gross negligence, Mr. Marino remains entitled to receive his base salary of $350,000 per year until the fiscal year ending March 31, 2002. Such amounts would be offset by the amount of compensation Mr. Marino received from a subsequent employer. In addition, in connection with his departure, the exercise date of his vested stock options was extended to December 29, 2001.

         On August 25, 2000, with effect from April 1, 2000, the Centre Entities and the Company, in connection with the Restructure, completed the following transactions by which the Company issued certain additional securities to the Centre Entities in exchange for the $3,250,000 obligation of the Company with regard to the Centre guarantee described above (the "Centre Guarantee Obligation"), the Series A Preferred Stock held by the Centre Entities and certain co-investors and a portion of the senior indebtedness assigned to the Centre Entities by one of the original Lenders immediately prior to the Restructure, as follows:

         (1) The Company issued $503,466 principal amount of Centre senior secured loans which are pari passu with and secured by the same security as the Lender senior secured loans in exchange for a portion of the Centre Guarantee Obligation;

         (2) The Company issued $964,939 principal amount of Centre junior secured loans which are pari passu with and secured by the same security as the Lender junior secured loans in exchange for a portion of the Centre Guarantee Obligation;

         (3) The Company issued 897.397 shares of Series B Preferred Stock having a liquidation value of $897,397 in exchange for a portion of the Centre Guarantee Obligation;

         (4) The Company issued 1,764,452 shares of Class A Voting Stock in exchange for a portion of the Centre Guarantee Obligation;

         (5) The Company issued 6,695,212 additional shares of Class A Common Stock in exchange for the existing Series A Preferred Stock, having a liquidation value of $3,607.606 held by the Centre Entities and certain co-investors and amended existing warrants held by the Centre Entities to purchase 3,246,164 shares of Class A Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock, and making a slight adjustment in the original exercise price of $1.03 per share;

         (6) The Company issued to the Centre Entities Warrants to purchase 2,000,000 shares of Class A Common Stock at $0.25 per share expiring March 31, 2005; and

         (7) The Centre Entities received with respect to their portion of the secured debt under the senior credit agreement, $3,516,344 principal amount of senior secured debt, $3,888,309 principal amount of junior secured debt, 3,611.244 shares of Series A Preferred Stock having a liquidation value of $3,611,244 and 7,100,391 shares of Class A Common Stock which are subject to the Voting Agreement and letter described under Item 1 Change of Control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Pollack, Fields, Perekslis and Zepf served as members of the Company's Compensation Committee during the 2000 fiscal year. While Mr. Pollack is Chairman of the Board and Mr. Perekslis was a Vice President of the Company through July 18, 1997, none is otherwise an employee, officer or former employee or officer of the Company or its subsidiaries.

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

CEO COMPENSATION

         Effective October 15, 1996, the Company entered into an employment agreement with Mr. Marino as Chief Executive Officer and President for a term that extended to March 31, 2002. Mr. Marino's employment was terminated on September 30, 1999 but he continues to be entitled to receive the base salary under the terms of his contract. See "Certain Transactions".

         Effective October 1, 1999, the Company appointed Mr. Robert F. Mecredy as Chief Executive Officer and President to replace Mr. Marino. The Company and Mr. Mecredy agreed that he would perform the duties of Chief Executive Officer and President without adjustment to compensation until conclusion of fiscal 2000. Details regarding Mr. Mecredy's employment agreement are to be concluded as a result of the Restructure and will be provided in a subsequent filing.

         The Compensation Committee and Mr. Mecredy believe that it is sound business practice to enter into an employment agreement with Mr. Mecredy effective April 1, 2000 as a result of the new financial position of the Company and the opportunity to improve performance of the Company in fiscal 2001. The Compensation Committee intends to ensure that the terms of Mr. Mecredy's employment agreement are consistent with and reflect the Company's executive compensation philosophy. The base salary provided to Mr. Mecredy will be consistent with what the Compensation Committee believes is competitive in the Company's industry, opportunities for bonus compensation will be tied to the Company's performance, and options granted to Mr. Mecredy will be subject to vesting over a period of time consistent in terms of value to its stockholders.

                                         The Compensation Committee
                                         Lester Pollack
                                         Craig I. Fields
                                         Scott Perekslis
                                         Paul J. Zepf

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

                          INDEX TO FINANCIAL STATEMENTS

     Report of Independent Public Accountants                             F-1


     Consolidated Balance Sheets as of March 31, 2000 and 1999            F-2


     Consolidated Statements of Operations for the Fiscal Years
       Ended March 31, 2000, 1999 and 1998                                F-3


     Consolidated Statements of Changes in Stockholders' Equity
       for the Fiscal Years Ended March 31, 2000, 1999 and 1998           F-4


     Consolidated Statements of Cash Flows for the Fiscal Years
       Ended March 31, 2000, 1999 and 1998                                F-5


     Notes to Consolidated Financial Statements                           F-6

         2. Financial Statement Schedule.

         The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:


         Schedule II -- Valuation and Qualifying Accounts


         3. Exhibits.

         The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:


       EXHIBIT
        NUMBER                  DESCRIPTION OF EXHIBITS
       -------                  ------------------------

         3.01           --      By-laws of the Company. (filed as Exhibit 3.06 to the Company's Registration
                                Statement No. 333-13105)
         3.02           --      Restated Certificate of Incorporation of the Company, dated December 23, 1996.
                                (filed as Exhibit 3.03 to the Company's Quarterly Report on Form 10-Q for the
                                Fiscal Quarter ended December 31, 1996)
         3.03           --      Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, preferences, rights, Qualification, limitations and restrictions of the series dated November 13, 1998. (filed as exhibit 3.03 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                                December 31, 1998).

         3.04           --      Certificate of Amendment to the Certificate of Incorporation of the Company
                                dated (and filed with the Office of the Secretary of State of Delaware on)
                                August 25, 2000.
         3.05           --      Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the series dated August 24, 2000 (filed with the office of the
                                Secretary of State of Delaware on August 25, 2000).
         9.01           --      Voting and Stock Restriction Agreement dated as of April 1, 2000 among the financial institutions listed on the signature pages thereof and Bank of
                                America, N.A., successor in interest to NationsBank N.A.
         9.02           --      Letter from Bank of America dated August 25, 2000 and signed by the Centre entities named therein and the non-Centre lenders named therein with respect to the Board of Directors of the Company.
       10.01-01         --      Amended and Restated Credit Agreement, dated as of October 15, 1997, among the
                                Company, FATS, Inc., NationsBank, N.A. (South) and the other Lenders named therein. (filed as Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q
                                for the Fiscal Quarter ended September 30, 1997)
       10.01-02         --      First Amendment to the Amended and Restated Credit Agreement, dated as of June
                                26, 1998, among the Company, FATS, Inc., NationsBank, N.A. and the other Lenders named therein. (Filed as Exhibit 10.01-02 to the Company's Annual Report on Form
                                10-K for the Fiscal Year ended March 31, 1998)
       10.01-03         --      Second Amendment to the Amended and Restated Credit Agreement, dated as of
                                November 13, 1998, among the Company, FATS, Inc., NationsBank, N.A. and the other Lenders named therein. (Filed as Exhibit 10.01 to the Company's Quarterly
                                Report on Form 10-Q for the Fiscal Quarter ended September 30, 1998)
       10.01-04         --      Third Amendment to the Amended and Restated Credit Agreement, dated as of March
                                31, 1999, among the Company, FATS, Inc., NationsBank, N.A. and the other Lenders named therein. (Filed as Exhibit 10.01.04 to the Company's Annual Report on Form
                                10-K for the Fiscal Year ended March 31, 1999)
       10.01-05         --      Fourth Amendment to the Amended and Restated Credit Agreement, dated as of April
                                30, 1999, among the Company, FATS, Inc., NationsBank, N.A. and the other Lenders named therein. (Filed as Exhibit 10.01.05 to the Company's Annual Report on Form
                                10-K for the Fiscal Year ended March 31, 1999)
       10.01-06         --      Fifth Amendment to the Amended and Restated Credit Agreement, dated as of
                                September 30, 1999, among the Company, FATS, Inc., NationsBank, N.A. and the other Lenders named therein. (Filed as Exhibit 10.28 to the Company's Quarterly
                                Report on Form 10-Q for the Fiscal Quarter ended September 30, 1999)
       10.01-07         --      Sixth Amendment to the Amended and Restated Credit Agreement, dated as of
                                November 15, 1999, among the Company, FATS, Inc., Bank of America, N.A. as successor to NationsBank, N.A. and the other Lenders named therein. (Filed as
                                Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                                Quarter ended December 31, 1999)
       10.01-08         --      Seventh Amendment to the Amended and Restated Credit Agreement, dated as of
                                December 6, 1999, among the Company, FATS, Inc., Bank of America, N.A. as successor to NationsBank, N.A. and the other Lenders named therein. (Filed as
                                Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                                Quarter ended December 31, 1999)
       10.01-09         --      Eighth Amendment to the Amended and Restated Credit Agreement, dated as of
                                December 31, 1999, among the Company, FATS, Inc., Bank of America, N.A. as successor to NationsBank, N.A. and the other Lenders named therein. (Filed as
                                Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                                Quarter ended December 31, 1999)

       10.01-10         --      Ninth Amendment to the Amended and Restated Credit Agreement, dated as of March
                                1, 2000, among the Company, FATS, Inc., Bank of America, N.A. as successor to
                                NationsBank, N.A. and the other Lenders named therein.
       10.01-11         --      Tenth Amendment to the Amended and Restated Credit Agreement, dated as of March
                                31, 2000, among the Company, FATS, Inc., Bank of America, N.A. as successor to
                                NationsBank, N.A. and the other Lenders named therein.
        10.02           --      Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (filed as Exhibit 10.06 to the Company's
                                Registration Statement No. 333-13105)
        10.03           --      Assignment and Assumption Agreement dated as of January 1, 1997 among the
                                Company, FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the
                                Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
        10.04           --      Borrower's Consent and Agreement dated as of October 15, 1997 between FATS, Inc.
                                and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company's Quarterly
                                Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
        10.05           --      Pledge Agreement dated as of January 1, 1997 between the Company and NationsBank
                                N.A. (South). (Filed as Exhibit 10.03 to the Company's Annual Report on Form
                                10-K for the Fiscal Year ended March 31, 1997)
        10.06           --      Parent's Consent dated as of October 15, 1997 between the Company and
                                NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company's Quarterly
                                Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
        10.07           --      Second Amended and Restated Credit Agreement and Partial Exchange Agreement
                                dated as of April 1, 2000, among the Company, FATS, Inc. and Bank of America,
                                N.A., successor in interest to NationsBank, N.A., as Agent and as Issuing Bank, and the Financial institutions parties thereto.
        10.08           --      Loan Agreement and Exchange Agreement dated as of April 1, 2000 among the
                                Company, FATS, Inc., the lenders named therein and Centre Capital Investors II,
                                L.P. as Agent.
        10.09           --      Option to Lease, dated May 4, 1993, between the Company and Technology
                                Park/Atlanta, Inc. (filed as Exhibit 10.07 to the Company's Registration
                                Statement No. 333-13105)
       10.09-01         --      Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc.
                                (filed as Exhibit 10.08 to the Company's Registration Statement No. 333-13105)
       10.09-02         --      First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company's
                                Registration Statement No. 333-13105)
       10.09-03         --      Second Amendment to Lease Agreement, dated December 21,1995, between the Company and Schneider Atlanta, L.P. (filed as Exhibit 10.10 to the Company's
                                Registration Statement No. 333-13105).
        10.10           --      Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other individuals. (filed as Exhibit 10.12 to the Company's Registration Statement No.
                                333-13105)
        10.11           --      Firearms Training Systems, Inc. Stock Option Plan. (filed as Exhibit 10.13 to the Company's Registration Statement No. 333-13105)
        10.12           --      Stock Option Agreement Series A, dated as of September 18,

                                1996 between the Company and Peter A. Marino. (filed as Exhibit 10.14 to the
                                Company's Registration Statement No. 333-13105)
       10.12-01         --      Schedule identifying Stock Option Agreements Series A substantially identical in all material respects to Exhibit 10.12.
        10.13           --      Stock Option Agreement Series B, dated as of September 18, 1996 between the
                                Company and Peter A. Marino. (filed as Exhibit 10.15 to the Company's
                                Registration Statement No. 333-13105)
       10.13-01         --      Schedule identifying Stock Option Agreements Series B substantially identical in all material respects to Exhibit 10.13.
        10.14           --      Stock Option Agreement Series C, dated as of September 18, 1996 between the
                                Company and William J. Bratton. (filed as Exhibit 10.16 to the Company's
                                Registration Statement No. 333-13105)
       10.14-01         --      Schedule identifying Stock Option Agreements Series C substantially identical in all material respects to Exhibit 10.14. (filed as Exhibit 10.16.01 to the
                                Company's Registration Statement No. 333-13105)
       10.14-02         --      Form of Restricted Stock Award Agreement issued to Messrs. Marsh and Morelli under Item 11, "Executive Compensation," herein
        10.15           --      Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (filed as Exhibit
                                10.17 to the Company's Registration Statement No. 333-13105) (filed as Exhibit
                                10.18 to the Company's Registration Statement No. 333-13105)
        10.16           --      Registration Rights Agreement, dated as of April 1, 2000 among the Company and the Institutional Holders set forth on Schedule I thereto.
        10.17           --      Firearms Training Systems, Inc. Executive Severance Benefit Plan. (filed as
                                Exhibit 10.19 to the Company Registration Statement No. 333-13105)
        10.18           --      Employment Agreement, dated as of September 18, 1996, between the Company and
                                Peter A. Marino. (filed as Exhibit 10.20 to the Company's Registration Statement
                                No. 333-13105)
       10.18-01         --      Resignation Agreement, dated as of September 15, 1999, between the Company and
                                Peter A. Marino. (filed as Exhibit 10.29 to the Company's Quarterly Report on
                                Form 10-Q for the Fiscal Quarter ended September 30, 1999)
        10.19           --      Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (filed as Exhibit 10.21 to the Company's
                                Registration Statement No. 333-13105)
       10.19-01         --      Schedule listing Agreements to Limit Future Competition Substantially identical in all material respects to Exhibit 10.19. (filed as Exhibit 10.21-01 to the
                                Company's Registration Statement No. 333-13105)
        10.20           --      License Agreement, dated October 31, 1991 by and between Microware Systems
                                Corporation and the Company. (filed as Exhibit 10.23 to the Company's
                                Registration Statement No. 333-13105)
        10.21           --      Warrant to purchase Class B Non Voting Common Stock of the Company dated
                                November 13, 1998. (filed as Exhibit 10.21 to the Company's Quarterly Report on
                                Form 10-Q for the Fiscal Quarter ended Quarter ended December 31, 1998).
        10.22           --      Form of Amended Warrant to Purchase Class A Common Stock of the Company dated
                                August 25, 2000.
        10.23           --      Form of Warrant to Purchase Class A Common Stock of the Company dated
                                August 25, 2000.
        10.24           --      Stock Option Agreement dated as of November 13, 1998 between the Company and
                                Centre Partners Management LLC. (filed as Exhibit 10.22 to the Company's
                                Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998).
        10.25           --      Securities Purchase Agreement dated as of November 13, 1998 Between the Company and Centre Entities. (filed as Exhibit

                                10.23 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter
                                ended December 31, 1998).
        10.26           --      Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms
                                Training Systems Limited and Firearms Training Systems, B.V. and the Centre
                                Entities dated June 1, 1999. (Filed as Exhibit 10.24 to the Company's Annual
                                Report on Form 10-K for the Fiscal Year ended March 31, 1999)
        10.27           --      Securities Exchange and Release Agreement dated as of April 1, 2000 among the investors named therein and the Company.
        10.29           --      Employment Agreement dated as of April 1, 1999, between the Company and John A.
                                Morelli. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for
                                the Fiscal Year ended March 31, 1999)
       10.29-01         --      Amended Employment Agreement dated as of February 18, 2000, between the Company and John A. Morelli.
        10.30           --      Officer Resignation agreement between the Company and Juan C. G. de Ledebur dated March 27, 2000.
        11.01           --      Statement Regarding Computation of Net (Loss) / Income Per Common Share. Common
                                Share.
        21.01           --      Subsidiaries of the Company.
        23.01           --      Consent of Arthur Andersen, LLP
        24.01           --      Power of Attorney (set forth on page V-1).
        27.01           --      Financial Data Schedule. (for SEC use only)

         (b) Reports on Form 8-K:

                        None

                        (c) Exhibits.

                        See (a) (3) above.

                        (d) Financial Statement Schedule.

                        See (a) (2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Firearms Training Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
June 30, 2000 (except with respect to the matters discussed in Note 10 as to which the date is August 25, 2000.)


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                 MARCH 31
                                                                      -----------------------------
                                                                         2000                1999
                                                                      ---------           ---------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................................     $   1,886           $   2,805
Restricted ......................................................         1,342                  --
Accounts receivable, net of allowance of $215 and
      $228 in 2000 and 1999, respectively .......................         6,667              19,116
Income taxes receivable .........................................         1,177                  --
Unbilled receivables ............................................         4,386               4,744
Inventories .....................................................        16,369              17,854
Prepaid expenses and other current assets .......................           628                 702
Deferred income taxes ...........................................            --               2,107
                                                                      ---------           ---------
      Total current assets ......................................        32,455              47,328

Property, plant and equipment, net ..............................         4,856               5,306
Deferred financing costs, net ...................................         2,200               2,795
Goodwill, net of accumulated amortization of $3,119 and
   $654 in 2000 and 1999, respectively ..........................         2,064               4,496
Deferred income taxes ...........................................            --                 225
                                                                      ---------           ---------
      Total assets ..............................................     $  41,575           $  60,150
                                                                      =========           =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ................................................     $   2,413           $   5,384
Accrued liabilities .............................................         8,009               7,500
Income taxes payable ............................................            --                 345
Deferred revenue ................................................         1,013               1,089
Current maturities of long-term .................................            --               6,000
                                                                      ---------           ---------
      Total current liabilities .................................        11,435              20,318

Long-term debt, less current maturities .........................        73,772              66,200
Noncurrent deferred .............................................           319                  --
Other noncurrent liabilities ....................................           903                 172
                                                                      ---------           ---------
      Total liabilities .........................................        86,429              86,690
COMMITMENTS AND CONTINGENCIES (Note 8)
Mandatory redeemable preferred stock (Note 4) ...................         3,347               3,093
Stockholders' Deficit (Notes 3 and 5):
  Preferred stock, $0.10 par value; 200 shares authorized,
     no shares issued in 2000 and 1999 ..........................            --                  --
  Class A common stock, $0.000006 par value; 68,060 shares
     authorized, 19,394 and 19,020 shares issued and
     outstanding in 2000 and 1999, respectively .................            --                  --
  Class B nonvoting common stock, $0.000006 par value; 6,200 shares authorized, 1,695 shares issued and
     outstanding in 2000 and 1999, respectively .................            --                  --
Additional paid-in capital ......................................       114,592             114,324
Unearned compensation ...........................................          (177)                 --
Accumulated deficit .............................................      (162,578)           (143,676)
Cumulative foreign currency translation adjustment ..............           (38)               (281)
                                                                      ---------           ---------
      Total stockholders' deficit ...............................       (48,201)            (29,633)
                                                                      ---------           ---------
      Total liabilities and stockholders' deficit ...............     $  41,575           $  60,150
                                                                      =========           =========

The accompanying notes are an integral part of these consolidated balance sheets.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          MARCH 31, 2000, 1999 AND 1998
                      (in thousands, except per share data)

                                                                 2000               1999               1998
                                                               --------           --------           --------
Revenues                                                       $ 38,889           $ 55,514           $ 73,547
Cost of revenues                                                 30,689             35,537             33,867
                                                               --------           --------           --------
Gross margin                                                      8,200             19,977             39,680
Operating expenses:
  Selling, general, and administrative expenses                  10,974             10,204             15,036
  Research and development expenses                               3,992              3,963              6,475
  Depreciation and amortization                                   2,508              1,938              1,042
  Nonrecurring restructuring charge (Note 3)                       (143)               870                 --
  Impairment of goodwill                                          1,944                 --                 --
  Acquired in-process research and development charge                --                 --              4,000
                                                               --------           --------           --------
          Total operating expenses                               19,275             16,975             26,553

Operating Income                                                (11,075)             3,002             13,127
Other expense
  Interest expense, net                                          (8,056)            (7,316)            (5,905)
  Other expense, net                                               (325)              (400)               (97)
                                                               --------           --------           --------
          Total other expense, net                               (8,381)            (7,716)            (6,002)

(Loss) income before provision for income taxes                 (19,456)            (4,714)             7,125
(Benefit) provision for income taxes                               (808)            (1,700)             3,892
                                                               --------           --------           --------
(Loss) income before accretion of preferred stock               (18,648)            (3,014)             3,233
Accretion of preferred stock                                       (254)               (93)                --
                                                               --------           --------           --------
Net (loss) income applicable to common shareholders            $(18,902)          $ (3,107)          $  3,233
                                                               ========           ========           ========
Basic (Loss) earnings per share                                $  (0.91)          $  (0.15)          $   0.16
Diluted (Loss) earnings per share                              $  (0.91)          $  (0.15)          $   0.15
Weighted average common shares outstanding - basic               20,760             20,686             20,408
Weighted average common shares outstanding - diluted             20,760             20,686             21,456

The accompanying notes are an integral part of these consolidated statements.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2000, 1999, and 1998


                                                                                                               Class B
                                                             Comprehensive        Class A Common           Nonvoting Common
                                                             Income (Loss)     Shares          Amount     Shares       Amount
                                                             ----------------------------------------------------------------
Balance, March 31, 1997                                        $     --       20,402,404       $   --           --     $   --

Net income                                                        3,233               --           --           --         --

Common stock issued to employees exercising stock options            --            2,679           --           --         --

Common stock issued to Company Employee Stock 401(k) Plan            --           10,239           --           --         --

Foreign currency translation adjustment                            (145)              --           --           --         --
                                                               --------------------------------------------------------------
Balance, March 31, 1998                                           3,088       20,415,322           --           --         --

Net loss                                                         (3,107)              --           --           --         --

Exchange of Class A Voting for Class B Nonvoting                     --       (1,694,569)          --    1,694,569         --
Shares - Centre Entities

Common stock issued in connection with Dart acquisition              --          257,577           --           --         --

Purchase & retirement of stock                                       --          (15,000)          --           --         --

Compensatory stock options issued                                    --               --           --           --         --

Common stock issued to Company Employee Stock 401(k) Plan            --           56,883           --           --         --

Foreign currency translation adjustment                            (229)              --           --           --         --
                                                               --------------------------------------------------------------
Balance, March 31, 1999                                          (3,336)      19,020,213           --    1,694,569         --

Net loss                                                        (18,902)              --           --           --         --

Common stock issued to Company Employee Stock 401(k) Plan            --          101,734           --           --         --

Issuance of restricted stock                                         --          272,500           --           --         --

Amortization of deferred stock-based compensation                    --               --           --           --         --

Foreign currency translation adjustment                             243               --           --           --         --
                                                               --------------------------------------------------------------
Balance, March 31, 2000                                        $(18,659)      19,394,447       $   --    1,694,569     $   --
                                                               ==============================================================

                                                                                                     Cumulative
                                                                           Unearned    Retained     Translation
                                                                 APIC    Compensation  Earnings      Adjustment     TOTAL
                                                              -------------------------------------------------------------
Balance, March 31, 1997                                       $ 112,331      $  --     $(143,802)      $  93       $(31,378)

Net income                                                           --         --         3,233          --          3,233

Common stock issued to employees exercising stock options            17         --            --          --             17

Common stock issued to Company Employee Stock 401(k) Plan            42         --            --          --             42

Foreign currency translation adjustment                              --         --            --        (145)          (145)
                                                              -------------------------------------------------------------
Balance, March 31, 1998                                         112,390         --      (140,569)        (52)       (28,231)

Net loss                                                             --         --        (3,107)         --         (3,107)

Exchange of Class A Voting for Class B Nonvoting                     --         --            --          --             --
Shares - Centre Entities

Common stock issued in connection with Dart acquisition           1,829         --            --          --          1,829

Purchase & retirement of stock                                      (75)        --            --          --            (75)

Compensatory stock options issued                                    71         --            --          --             71

Common stock issued to Company Employee Stock 401(k) Plan           109         --            --          --            109

Foreign currency translation adjustment                              --         --            --        (229)          (229)
                                                              -------------------------------------------------------------
Balance, March 31, 1999                                         114,324         --      (143,676)       (281)       (29,633)

Net loss                                                             --         --       (18,902)         --        (18,902)

Common stock issued to Company Employee Stock 401(k) Plan            84         --            --          --             84

Issuance of restricted stock                                        184       (184)           --          --              0

Amortization of deferred stock-based compensation                    --          7            --          --              7

Foreign currency translation adjustment                              --         --            --         243            243
                                                              -------------------------------------------------------------
Balance, March 31, 2000                                       $ 114,592      $(177)    $(162,578)      $ (38)      $(48,201)
                                                              =============================================================


The accompanying notes are an integral part of these consolidated statements.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MARCH 31, 2000, 1999 AND 1998
                                 (in thousands)


                                                                        2000               1999               1998
                                                                      --------           --------           --------
OPERATING ACTIVITIES:
  Net (loss) income                                                   $(18,902)          $ (3,107)          $  3,233
  Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
  Depreciation and amortization                                          3,418              2,669              1,679
  Loss on impairment of assets                                           1,944                 --                 --
  Gain on sale of assets                                                    10                 --                 --
  Compensatory stock options issued                                         --                 71                 --
  Amortization of deferred stock-based compensation                          7                 --                 --
  Accretion of mandatory redeemable preferred stock                        254                 93                 --
  Deferred income taxes                                                  2,651               (296)               440
  Employee stock compensation plan-401k                                     84                109                 42
  Acquired in-process research and development charge                       --                 --              4,000
  Changes in assets and liabilities:
  Accounts receivable, net                                              12,594              3,608             (1,298)
  Unbilled receivables                                                     472             (4,744)                --
  Inventories                                                            1,495               (257)            (2,203)
  Prepaid expenses and other current assets                                 79                (90)                 4
  Escrow and other deposits                                                 --                103                 59
  Accounts payable                                                      (3,047)             1,885             (1,476)
  Accrued liabilities                                                      439             (3,752)             1,273
  Income taxes payable                                                  (1,527)               (46)              (255)
  Deferred revenue                                                         338             (5,094)             1,060
  Noncurrent liabilities                                                   316               (195)              (207)
                                                                      --------           --------           --------
  Total adjustments                                                     19,527             (5,936)             3,118
                                                                      --------           --------           --------
  Net cash provided by (used in) operating activities                      625             (9,043)             6,351
                                                                      --------           --------           --------
INVESTING ACTIVITIES:
  Payments for business acquisitions                                        --               (394)            (6,801)
  Sale of business                                                          --                200                 --
  Purchase of performance guarantees                                    (1,342)                --                 --
  Purchase of property and equipment, net                               (1,494)            (2,783)            (1,445)
                                                                      --------           --------           --------
  Net cash used in investing activities                                 (2,836)            (2,977)            (8,246)
                                                                      --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from borrowings of long-term debt                            43,372             24,700              6,000
  Repayments of long-term debt                                         (41,800)           (15,599)            (1,600)
  Proceeds from mandatory redeemable preferred stock                        --              3,000                 --
  Deferred financing costs                                                (315)              (520)              (640)
  Repurchase and sale of common stock                                       --                (75)                 9
                                                                      --------           --------           --------
  Net cash provided by financing activities                              1,257             11,506              3,769
                                                                      --------           --------           --------
EFFECT OF CHANGE IN FOREIGN EXCHANGE RATES                                  35                (76)              (142)
  Net (decrease) increase  in cash and cash equivalents                   (919)              (590)             1,732
  Cash and cash equivalents, beginning of year                           2,805              3,395              1,663
                                                                      --------           --------           --------
  Cash and cash equivalents, end of year                              $  1,886           $  2,805           $  3,395
                                                                      --------           --------           --------
Supplemental disclosure of cash paid for:
  Interest                                                            $  4,695           $  6,265           $  5,244
  Income taxes                                                             433                241              3,856

The accompanying notes are an integral part of these consolidated statements.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000, 1999, AND 1998

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

         The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the "Operating Subsidiary"). As of March 31, 2000, FATS, Inc. had eight wholly owned subsidiaries (collectively, the "Subsidiaries"):
Firearms Training Systems Limited, the Operating Subsidiary's U.K. subsidiary, F.A.T.S. Singapore Pte, Ltd., Firearms Training Systems Netherlands, B.V., F.A.T.S. Foreign Sales Corporation, Simtran Technologies, Inc. ("Simtran"), based in Montreal, Canada, FATS Canada Holdings, Dart International, Inc.
(Dart), and Firearms Training Systems Australia Pty Ltd..

         The Company is subject to several business and market risks. The risks are (1) the Company did not during the year ended March 31, 2000 generate sufficient revenue or cash flow from its current operations to pay in a timely manner its outstanding senior indebtedness, necessitating the debt restructuring (See Note 10); (2) while the Company's financial position has significantly improved as a result of the debt restructuring both in terms of a reduction in total amount and a deferral of maturity dates of its debt, it must continue to achieve its current business revenue targets in the current fiscal year in order to discharge its interest obligations in a timely manner and expand its business opportunities; and (3) the Company must receive new contracts for production to be delivered in the current fiscal year in order to achieve its revenue projections. Thus, the Company's continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management's plans in response to the above objectives are (1) continue to reinforce cost control measures to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) improve inventory turns and lower inventory investment and; (5) negotiate more favorable terms and conditions to reduce extended or prolonged payment cycles.

         The Company believes that this business strategy may achieve positive operating results provided that the Company collects on past due receivables outstanding, and achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company.

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

         The Company amortizes all goodwill associated with acquisitions over a ten year period. During the fourth quarter of 2000, the Company reviewed the historical and projected results for its Dart subsidiary, noting that the division was performing well below the expectations of management and had experienced recurring operating losses and negative cash flows. As a result of the changes in operations at the subsidiary, the Company reviewed the intangibles created as a result of the purchase of the subsidiary for impairment as an event occurred that may indicate that the carrying amount of the intangible may not be recoverable. The Company estimated the future cash flows expected to result from future Dart operations and determined that the entire amount of the unamortized goodwill associated with this subsidiary had no value. An impairment charge of $1,944,000 equal to the unamortized goodwill was recorded under Statement of Financial Accounting Standards ("SFAS") No.121 "Accounting For the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and is included in operating expenses in the accompanying statement of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, the Operating Subsidiary and the Subsidiaries. All significant intercompany transactions and balances have been eliminated.

         FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Operating Subsidiary's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' deficit. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of operations.

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

         Inventories consist of the following (in thousands):

                                                         MARCH 31,
                                                 -------------------------
                                                   2000             1999
                                                 -------------------------
                  Raw materials ...........      $  8,507         $  8,810
                  Work in process .........         6,134            7,226
                  Finished goods ..........         1,728            1,818
                                                 -------------------------
                      Total inventories ...      $ 16,369         $ 17,854
                                                 =========================

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2000, 1999, and 1998 was $1,991,000, $1,419,000, and $897,000, respectively.

         The detail of property and equipment is as follows (in thousands):

                                                                                  MARCH 31,
                                                                          --------------------------
                                                                             2000            1999
                                                                          --------------------------
                  Machinery and equipment ..........................      $  6,119          $  5,870
                  Demonstration equipment ..........................         2,895             1,704
                  Furniture and fixtures ...........................           418               405
                  Vehicles .........................................           333               340
                  Leasehold Improvements ...........................           187               182
                                                                          --------------------------
                     Subtotal ......................................      $  9,952          $  8,501
                  Less accumulated depreciation and amortization ...        (5,096)           (3,195)
                                                                          --------------------------
                     Net ...........................................      $  4,856          $  5,306
                                                                          ==========================

         LONG-LIVED ASSETS

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. During fiscal year 2000, the Company performed this analysis due to changes in circumstances at its Dart subsidiary and recorded an impairment loss of $1,944,000 (Note 2). Having found no other instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, thus requiring the recognition of an impairment loss, management believes that the other long-lived assets in the accompanying balance sheets are appropriately valued.


         ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                                    MARCH 31,
                                                                             ------------------------
                                                                               2000            1999
                                                                             ------------------------
                  Sales commissions, bonuses and agents commissions ...      $    640        $  1,659
                  Accrued salaries and related expenses ...............           968           1,259
                  Professional fees ...................................           120             101
                  Accrued interest ....................................         3,273             759
                  Accrued warranty costs ..............................           538             499
                  Accrued severance costs .............................           431              --
                  Other ...............................................         2,039           3,223
                                                                             ------------------------
                                                                             $  8,009        $  7,500
                                                                             ========================

         STOCK-BASED COMPENSATION PLANS

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

         Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

         RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company expenses research and development costs as incurred. Research and development costs included in the accompanying statements of operations include salaries, wages, benefits, general and administrative, prototype equipment, project supplies and other related costs directly associated with research and development activities.

         FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 2000 and 1999. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In management's opinion, the carrying amounts of these financial instruments, with the exception of long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March 31, 2000 and 1999. As the variable interest rate on the Company's long-term debt is set for a maximum of 180 days, the carrying value of long-term debt approximates fair value at March 31, 2000.

         NET (LOSS)/INCOME PER COMMON SHARE

         Basic net (loss)/income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net (loss)/income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares ("CESs") from warrants and from stock options using the treasury stock method. No CESs were included in the computation of diluted net loss per share for the years ended March 31, 2000 and 1999 as all were anti-dilutive. Total CESs included in the computation of diluted net income per share for the year ended March 31, 1998 was 1,048,000.


         CLASS B TO CLASS A COMMON SHARES EXCHANGE

         On April 24, 1998, 1,694,569 shares of the Company's voting Class A Common Stock were exchanged by the a group of major shareholders managed by Centre Partners Management, LLC (the "Centre Entities") for an equal amount of non-voting Class B Common Stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B Common Stock to shares of Class A Common Stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Class A Common Stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Class A Common Stock are transferred to an unaffiliated person. As discussed in Note 10, the Company entered into a Securities Exchange and Release Agreement with Centre Entities which resulted in the release of the restrictions on the conversion of the Class B to Class A common stock. Centre Entities has since converted a portion of its shares of Class B Common stock to Class A common stock.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for the Company's fiscal year ending March 31, 2002. Management does not believe that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations.

         In 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company is currently reviewing its revenue recognition policy and does not expect the adoption of SAB No. 101 to have a material impact on its consolidated results of operations, financial position, or cash flows.

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

         NONRECURRING RESTRUCTURING CHARGE

         The Company recognized a nonrecurring restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability in fiscal year 1999. As of March 31, 2000 no balance remains in the restructuring accrual. The Company recorded a $143,000 decrease in operating expenses in Fiscal Year 2000 as a result of the unused portion of this accrual.

         EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution profit sharing plan (the "Plan") for substantially all Company employees meeting the eligibility requirements as defined in the plan document. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Total contributions by the Company to the Plan were approximately $200,000, $266,000, and $226,000 for the years ended March 31, 2000, 1999, and 1998, respectively.


4. LONG-TERM DEBT

         At March 31, 2000 and 1999, long-term debt consisted of the following (in thousands):


                                                       2000             1999
                                                     -------------------------
                  Tranche A Loan ..............      $ 17,300         $ 18,700
                  Tranche B Loan ..............        32,600           33,000
                  Revolving Credit Facility ...        20,872           20,500
                  Revolving Promissory Note ...         3,000               --
                                                     -------------------------
                     Subtotal .................      $ 73,772         $ 72,200
                  Current Portion .............            --           (6,000)
                                                     -------------------------
                     Long-Term Portion ........      $ 73,772         $ 66,200
                                                     =========================

         BANK OF AMERICA, N.A. CREDIT AGREEMENT (THE "CREDIT AGREEMENT")

         The three components of the Credit Agreement are as follows:

         - Revolving credit facility, as amended, with an aggregate principal amount of up to $22 million (which includes a $7.5 million letter-of-credit subfacility and a $2 million swing line subfacility) (the "Revolving Credit Facility") In addition to its outstanding borrowings under the Revolving Credit Facility as of March 31, 2000, the Company had outstanding irrevocable standby letters of credit in the principal amount of approximately $880,000 in connection with the performance of certain sales contracts.

         - A term loan with an initial principal amount of $30 million (the "Tranche A Loan"), with quarterly principal payments ranging from $1,400,000 to $1,600,000.

         - A term loan with an initial principal amount of $40 million (the "Tranche B Loan"), with quarterly principal payments ranging from $100,000 to $8,000,000.

         The Tranche A Loan and the Revolving Credit Facility bear interest at the Company's option of either:

         - The greater of (i) prime plus 1.25% to 2.25% (based on the Company's leverage ratio and certain other factors defined in the Credit Agreement) or (ii) the federal funds rate plus .50% plus 1.25% to 2.25% (based on the Company's leverage ratio and certain other factors defined in the Credit Agreement) or

         - The Eurodollar rate plus 2.25% to 3.75% (based on the Company's leverage ratio and certain other factors defined in the Credit Agreement).

         The Tranche B Loan bears interest at the Company's option of either:

         - The greater of (i) prime plus 2.5% (based on the Company's leverage ratio and certain other factors defined in the Credit Agreement) or (ii) the federal funds rate plus 3.0% (based on the Company's leverage ratio and certain other factors defined in the Credit Agreement) or

         - The Eurodollar rate plus 4.0% (based on the Company's leverage ratio and certain other factors defined in the Credit Agreement).

         At March 31, 2000, the interest rates in effect were 11.25% for the Revolving Credit Facility, 11.25% for the Tranche A Loan, and 11.50% for the Tranche B Loan.


         On December 5, 1997, the Company entered into an interest rate swap agreement that expired on December 5, 2002 (the "swap period"), unless Bank of America, N.A. elected to terminate the swap agreement on December 5, 2000. The agreement protected outstanding floating rate debt of $10,000,000 over the swap period. The Company cancelled the interest rate swap agreement during fiscal year 2000 in exchange for approximately $17,000.

         The Credit Agreement also provides for a commitment fee of 0.5% per year, paid quarterly, on the unused portion of the Revolving Credit Facility and a yearly agency fee of $75,000.

         The borrowings under the Credit Agreement are secured by substantially all of the Company's assets, a pledge of all of the common shares of the Operating Subsidiary and a pledge of 65% of the capital stock of the Company's foreign subsidiaries. The Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain leverage, fixed charge and interest coverage ratios, as defined, to be maintained and require a minimum net worth, as defined.

         During the year ended March 31, 2000, the Company was unable to service the required payments of principal and interest under the Credit Agreement and entered into several amendments to the Credit Agreement, which provided the Company with, among other things, a forbearance of both interest and principal payments. The Company did not make three scheduled quarterly payments on the Tranche A loan totaling $4,200,000 as well as several months of scheduled interest payments under the Credit Agreement totaling approximately $3,339,000. As discussed in Note 10, the Company entered into the Second Amended and Restated Credit Agreement and Partial Exchange Agreement which resulted in the conversion of the outstanding debt under the Credit Facility to new senior and junior secured debt, common stock, and preferred stock. The maturity date of the senior and junior secured debt is March 31, 2003 and is extendable at the Company's option to March 31, 2004 for a fee equal to 1% of the outstanding balance. As a result of this transaction, the entire balance due under the Credit Agreement has been classified as long-term debt in the accompanying balance sheet as of March 31, 2000.

         REVOLVING PROMISSORY NOTE

         On June 1, 1999, the Company entered into a $3,000,000 revolving promissory note (the "Revolving Promissory Note") with a financial institution with a maturity date of July 31, 2000, as amended. Borrowings under the note bear interest at either the LIBOR rate plus 2.5% or prime plus 1.0%. The payment of obligations under this note was guaranteed by Centre Entities. The guarantee included a $250,000 funding fee in the event that Centre Entities funded the obligation. Subsequent to March 31, 2000, Centre Entities repaid the note on behalf of the Company. As discussed in Note 10, Centre Entities then entered into a Loan Agreement and Exchange Agreement with the Company which resulted in the conversion of the $3,000,000 note as well as the $250,000 funding fee to new senior and junior secured debt, common and preferred stock. The maturity date of the senior and junior secured debt is March 31, 2003 and is extendable at the Company's option to March 31, 2004 for a fee equal to 1% of the outstanding balance. As a result of this transaction, the entire balance due under the revolving promissory note has been classified as long-term debt in the accompanying balance sheet as of March 31, 2000.

         MANDATORY REDEEMABLE PREFERRED STOCK

         On November 13, 1998, the Credit Agreement was amended to provide, among other things, for an immediate capital investment of $3,000,030 by Centre Entities. The Company entered into a Securities Purchase Agreement with the Centre Entities whereby the Centre Entities, for $3,000,030, purchased 18,182 units of a security comprised of 18,182 shares of Series A Preferred Stock (the "Preferred Stock") and an aggregated 2,909,120 nondetachable warrants to purchase Class B Non-Voting Common Stock ("Class B Stock") with an exercise price of $1.03125. Each unit of the security includes one share of Preferred Stock and 160 warrants, and the security bears a dividend of 8% per annum payable quarterly in additional units of the security. The warrants in a unit can be exercised by tendering one share of Preferred Stock, and the Preferred Stock is subject to mandatory redemption on November 13, 2003 at the liquidation value thereof. It is also subject to redemption at the option of the holder in the event of change of control of the Company, as defined. As of March 31, 2000, 20,289 shares of Series A Preferred Stock and 3,246,164 warrants were outstanding. The Company recorded an accretion of the preferred stock dividend of approximately $254,000 in the fiscal year ended March 31, 2000. As discussed in Note 10, the Company entered into a Securities Exchange and Release Agreement with Centre Entities which resulted in the exchange of the mandatory redeemable preferred stock and warrants for shares of Class A common stock and amended warrants.

         FEES AND EXPENSES


         The Company capitalized approximately $294,000 and $520,000 in 2000 and 1999, respectively, of fees and expenses incurred in connection with the Credit Agreement and the amendments thereto and the issuance of the Preferred Stock. The fees were paid to the bank upon consummation of the transactions, and the expenses consisted primarily of legal, accounting and other miscellaneous expenses. Capitalized fees and expenses have been included in deferred financing costs, net of accumulated amortization and are being amortized over the life of the related debt. The accumulated amortization included in deferred financing costs is $2,624,000 and $1,735,000 in 2000 and 1999, respectively.

5. STOCK-BASED COMPENSATION PLANS

         STOCK OPTION PLAN

         The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the "Plan") in fiscal year 1997. The Company has reserved a total of 2,490,000 shares of Class A common stock for issuance under the Plan under five different nonqualified option series. The Plan provides for antidilution in the event of certain defined circumstances. The Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant.

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

         SERIES D AND SERIES E OPTIONS

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


A summary of changes in outstanding options during the years ended March 31, 1998, 1999 and 2000 is as follows:

                                                                                                                   Weighted Average
                                                            OPTIONS                 EXERCISE PRICE                  Exercise Price
                                                           -------------------------------------------             ----------------
             March 31, 1997 ........................       1,758,296            3.25     -      14.00                         3.44
             Granted ...............................         400,100            5.19     -      14.25                         9.28
             Cancelled .............................         (64,068)           3.25     -      14.00                         5.97
             Exercised .............................          (2,679)             --     -       3.25                         3.25
                                                           -------------------------           ------                       ------
             March 31, 1998 ........................       2,091,649           $3.25     -     $14.25                       $ 4.48
             Granted ...............................         827,401            0.69     -      12.00                         3.58
             Cancelled .............................        (697,898)           1.25     -      14.25                         6.08
                                                           -------------------------           ------                       ------
             March 31, 1999 ........................       2,221,152           $0.69     -     $14.00                       $ 3.65
             Granted ...............................         673,400            0.50     -       1.00                         0.69
             Cancelled .............................        (679,698)           0.56     -      14.00                         3.86
                                                           -------------------------           ------                       ------
             March 31, 2000 ........................       2,214,854           $0.50     -     $12.00                       $ 2.82
                                                           =========
             Shares exercisable @ March 31, 2000 ...         810,288           $0.69     -     $12.00                       $ 3.59
                                                           ---------
             Shares available for future grants ....         272,467
                                                           =========

         Grants and cancellations for fiscal year 1999 include 189,950 shares reissued at a price of $3.253 on December 11, 1998. The options were cancelled and reissued to certain employees. The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following ranges of weighted average assumptions used for grants:

                                                                   2000               1999               1998
                                                                 --------------------------------------------
         Risk-free interest rate..............................        5%       5.75 - 5.80%         5.7 - 5.9%
         Expected dividend yield..............................        0                  0                  0
         Expected lives (in years)............................      4.0          4.0 - 5.0          4.0 - 9.0
         Expected volatility..................................   153.20%            104.30%             78.84%

         The total value of options granted during the years ended March 31, 2000, 1999 and 1998 was computed as approximately $340,000, $1,039,000, and
$1,355,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, the Company's net (loss) income and net (loss) income per diluted share for the years ended March 31, 2000, 1999, and 1998 would have been as follows:

                                                                   Fiscal year ended March 31,
                                                              2000               1999            1998
                                                            ------------------------------------------
                                                               (In thousands, except for share data)

             Net (loss)  income ......................      $(20,254)          $(5,287)         $1,310

             Net (loss) income per share - diluted ...      $  (0.98)          $  0.26          $ 0.06


         The following table sets forth the Company's outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2000:

       OPTIONS OUTSTANDING                                                                              OPTIONS EXERCISABLE
     ------------------------                                 Weighted                             -------------------------------
                                      Outstanding              Average            Weighted         Exercisable        Weighted
                                         as of                Remaining           Average             as of            Average
     Range of Exercise Prices          03/31/2000         Contractual Life     Exercise Price       03/31/2000      Exercise Price
     ------------------------         -----------         ----------------     --------------      -----------      --------------
      $ 0.50   -   $  1.43                781,034                9.8              $  0.74              107,142         $  1.03
        1.44   -      2.85                 58,184                8.2                 1.79               19,634            1.79
        2.86   -      4.28              1,188,369                4.7                 3.25              594,234            3.25
        4.29   -      5.70                 16,600                4.8                 5.19               11,067            5.19
        5.71   -      7.13                  3,000                4.4                 7.13                2,000            7.13
        7.14   -      8.55                 91,733                5.9                 7.62               34,140            7.63
        8.56   -      9.98                    100                5.0                 9.00                   67            9.00
        9.99   -     12.00                 75,834                5.5                11.80               42,004           11.79
                                        ---------               ----              -------              -------         -------
                                        2,214,854                6.7              $  2.82              810,288         $  3.59

STOCK COMPENSATION PLAN

         The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan ("the Stock Plan") on July 1, 1997. The Company has reserved a total of 500,000 shares of Class A common stock for issuance under the Plan. As of March 31, 2000, 58,644 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Class A common stock for compensation, including issuances to make Company matching contributions under the Company's 401(k) Profit Sharing Plan. During the years ended March 31, 2000, 1999, and 1998, the Company issued 10,239, 56,883, and 101,734 shares of Class A common stock to the 401(k) Profit Sharing Plan as matching contributions (Note 3).

         During the year ended March 31, 2000, the Company also granted 272,500 shares of restricted stock with a fair value at the date of grant of $.69 per share to various employees under the Stock Plan. The shares vest and become unrestricted 50% on September 30, 2000 and 50% on March 31, 2000. The Company has recorded deferred compensation equal to the fair value of these shares on the date of grant.

MANAGEMENT SHARES AGREEMENT

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


6. INCOME TAXES

The significant components of income tax expense are as follows (in thousands):


                                                                     FOR THE YEAR ENDED MARCH 31,
                                                                 2000              1999             1998
                                                              ------------------------------------------
         Current:
             Federal income tax (benefit)/expense ......      $(3,751)          $(2,001)          $3,046
             Foreign income tax expense ................          292               868              172
             State income tax (benefit)/expense ........           --              (271)             234
             Deferred income tax expense/(benefit) .....        2,651              (296)             440
                                                              ------------------------------------------
                                                              $  (808)          $(1,700)          $3,892
                                                              ------------------------------------------


A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

                                                                      FOR THE YEAR ENDED MARCH 31,
                                                                  2000              1999              1998
                                                              --------------------------------------------
         Tax at statutory rate ............................   $ (6,631)         $ (1,603)         $  2,422
         State taxes, net of federal income tax benefit ...         --                --               128
         Nondeductible goodwill ...........................         83                83                --
         Research and development tax credit ..............       (679)               --                --
         Foreign sales corporation benefit ................       (188)             (201)             (294)
         Acquired research and development charge .........         --                --             1,360
         Goodwill impairment ..............................        661                --                --
         Increase in valuation allowance ..................      6,207                --                --
         Other ............................................       (261)               21               276
                                                              --------------------------------------------
             Total ........................................   $   (808)         $ (1,700)         $  3,892
                                                              ============================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):


                                                                                             MARCH 31,
                                                                                    -------------------------
                                                                                       2000              1999
                                                                                    -------------------------
                  Deferred Tax Assets:
                  Inventory reserves .....................................          $   358           $   358
                  Accrued Liabilities ....................................              368               183
                  Warranty reserve .......................................              140               140
                  Deferred revenue .......................................              295               245
                  Net Domestic operating loss carryforwards ..............            5,121             1,319
                  Net Foreign operating loss carryforwards ...............              181               445
                  Other ..................................................              144               134
                  Valuation allowance ....................................           (6,207)               --
                                                                                    -------------------------
                       Total Gross Deferred Tax Assets ...................          $   400           $ 2,824
                                                                                    =========================
                  Deferred Tax Liabilities
                  Accelerated Depreciation ...............................              144               217
                  Other ..................................................              575               275
                                                                                    -------------------------
                       Total Gross Deferred Tax Liabilities ..............              719               492
                                                                                    -------------------------
                  Net Deferred Tax Assets/(Liabilities) ..................             (319)            2,332
                     Less: Non-current Deferred Tax Assets ...............               --            (2,107)
                                                                                    -------------------------
                       Non-current Net Deferred Tax Assets/(Liabilities)..          $  (319)          $   225
                                                                                    =========================

         As of March 31, 2000, the Company has available domestic operating loss carryforwards of approximately $15 million and Canadian operating loss carryforwards of approximately $580,000. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Due to uncertainty of future income, the Company has recorded a valuation allowance for the entire amount of deferred tax assets attributable to the operating loss carryforwards as well as for the amount of deferred tax assets created as a result of temporary differences between book and tax. The Domestic and Canadian operating losses expire in 2020 and 2007, respectively.


7. CONCENTRATION OF REVENUES

         For the year ended March 31, 2000, the Company's five largest customers accounted for approximately 58.2% of the Company's total revenues. For any period, a "major customer" is defined as a customer from which the Company generated more than 10% of its revenues for that period. The following table summarizes information about the Company's major customers for the years ended March 31, 2000, 1999, and 1998:


                                                                Aggregate    Percent
                                                                 Revenues    of Total
YEAR                     MAJOR CUSTOMERS                          (000s)     Revenues
-------------------------------------------------------------------------------------
2000       Canadian Department of National Defence               10,791        27.7%
           The Australian Army                                    5,295        13.6%

1999       Canadian Department of National Defence               20,247        36.5%

1998       United States Marine Corps                            20,994        28.5%
           The Italian Air Force                                  8,926        12.1%

         As of March 31, 2000, the Company had three customers which comprised approximately 25%, 18%, and 15%, respectively, of total accounts receivable.

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

         The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company's contracts have been obtained on a sole-source basis, while others were obtained through a competitive bidding process. The extent to which the Company's contracts and orders are obtained through a competitive bidding process rather than as sole-source contracts may affect the Company's profit margins. The contracts obtained by the Company in the future may also be cost reimbursement-type contracts rather than fixed-price contracts, which may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company.

         A significant portion of the Company's sales is made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 2000, 1999, and 1998, 70.5%, 64.2%, and 46.0% of the Company's revenues, respectively, were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company's products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.


8. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancellable operating leases was approximately $942,000, $925,000, $755,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

         At March 31, 2000, future minimum payments under noncancellable operating leases were as follows (in thousands):

                  2001 .........         $  986
                  2002 .........            842
                  2003 .........            712
                  2004 .........            638
                  2005 .........            612
                  Thereafter ...          1,836
                                         ------
                                         $5,626
                                         ======

GOVERNMENT AGENCY REVIEW

         The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

         EMPLOYMENT AGREEMENT

         In September 1996, the Company entered into an employment agreement with Mr. Peter A. Marino its President, Chief Executive Officer (CEO) and Director. As noted in the Company's Form 8-K dated September 15,1999, in agreement with the Board of Directors, Mr. Marino retired from his position as President and CEO effective September 30, 1999 and will receive severance payments totalling approximately $900,000 through March, 2002. The amount has been accrued and is included in the accrued liabilities and other noncurrent liabilities on the accompanying balance sheet. Also, the terms of all vested options held by the officer as of his termination date were amended to extend the exercise period until December 29, 2001. However, due to the fact that the market value of the Company's stock was below the exercise prices of the options as of the amendment date, no compensation expense has been recognized.

         Mr. Robert F. Mecredy, the Company's Executive Vice President, assumed responsibilities as President and CEO as of October 1, 1999.

         In March 1999, the Company entered into an employment agreement with its Chief Financial Officer; this contract was amended on February 18, 2000 to extend the agreement by a period of one year. All other terms and conditions of the agreement remain in effect. The amount of these contracts is not material to the Company's financial position.

LEGAL

         On October 3, 1997, Dart, was sued by Advance Interactive Systems, Inc. ("AIS") for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,649,706 (the "706 Patent"). Dart filed its answer on December 2, 1997, denying all material allegations, asserting numerous affirmative defenses, and counterclaiming for a judicial declaration of noninfringement, patent invalidity, patent unenforceability, and for damages for unjust enrichment. On October 28, 1998, DART and AIS entered in to an agreement whereby AIS dismissed the lawsuit against DART entitling DART to continue to sell its products without liability within the claims of the 706 Patent.


         On January 1999, FATS was sued by AIS for alleged infringement of a patent owned by AIS, U.S. Patent No. 5,823,779 (the "779 Patent"). FATS filed its answer on May 21, 1999 denying infringement and counter-claimed seeking declaratory judgement that the 779 Patent is invalid, among other claims. Discovery has not yet begun on this case. On June 6, 2000, the Company and AIS agreed to dismiss the lawsuits.

         The Company is involved in additional legal proceedings in the ordinary course of its business which, in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

9. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one industry segment -- the manufacture, sale and service of small and supporting arms training simulators. The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through F.A.T.S. Foreign Sales Corporation and, to a lesser extent, through certain other subsidiaries. Geographic financial information on international sales is as follows (in thousands):

                                                         YEAR ENDED MARCH 31,
                                                --------------------------------------
                                                  2000            1999            1998
                                                --------------------------------------
                  International sales:
                  Europe ................        8,044           9,480          25,404
                  Asia ..................        3,007           5,109           5,719
                  Canada ................       10,790          20,259           1,574
                  Australia .............        5,296              --              --
                  Other .................          282             767           1,135
                                                --------------------------------------
                            Total .......       27,419          35,615          33,832
                                                ======================================

10. SUBSEQUENT EVENTS

CHANGES TO AUTHORIZED PREFERRED AND COMMON STOCK

         During August 2000, the board of directors approved an amendment to the articles of incorporation to increase the number of authorized shares of Class A voting common stock to 100,000,000 and to increase the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the later of March 31, 2003 or the latest maturity date of the senior secured debt (discussed below) at the liquidation value thereof.

RESTRUCTURING OF LONG-TERM DEBT

         In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement") and Partial Exchange Agreement with Bank of America, N.A. and other lenders which replaced the Company's Credit Agreement. In accordance with the New Credit Agreement, the unpaid principal and accrued interest on the Revolving Credit Facility, the accrued interest on the Tranche B loan, and a portion of the unpaid principal on the Tranche B loan was converted to 40,235,548 shares of Class A common stock and 20,463.716 shares of Series B preferred stock. A portion of the unpaid principal on the Tranche A loan was converted to approximately $11,496,000 in Senior secured loans (the "Senior Bank Loans"). The remaining portions of the Tranche A and Tranche B loans were converted to approximately $22,034,000 of Junior secured loans (the "Junior Bank Loans"). The New Credit Agreement also includes a revolving credit facility (the "New Facility") of approximately $882,000 which may be used for letters of credit or advances.


         Subsequent to March 31, 2000, Centre Entities paid the Revolving Promissory Note on behalf of the Company. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the "Centre Loan Agreement"). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as a $250,000 funding fee, was converted to 1,764,452 shares of Class A common stock, 897,397 shares of Series B preferred stock, approximately $504,000 in Senior secured loans (the "Senior Centre Loans"), and approximately $966,000 in Junior secured loans (the "Junior Centre Loans").

         All borrowings under the New Credit Agreement and the Centre Loan Agreement mature on March 31, 2003. However, the Company may extend the maturity date on all junior and senior loans to March 31, 2004 for a fee equal to 1% of the outstanding balance. The Senior Bank Loans and Senior Centre Loans bear interest at prime plus 1%, payable quarterly in cash. The Junior Bank Loans and Junior Centre Loans bear interest at 10%, payable quarterly in cash or in notes with the same terms, depending on ratio of EBITDA to interest due on the senior loans. The Senior Bank Loans, Senior Centre Loans, and New Facility are secured by a first lien on all assets of the Company. The Junior Bank Loans and Junior Centre Loans have a second lien on all of the assets. The New Credit Agreement and the Centre Loan Agreement include certain financial and other covenants, including a minimum EBITDA interest coverage covenant and a limitation on capital expenditures.

SECURITIES EXCHANGE AND RELEASE AGREEMENT

         In August 2000, the Company entered into a Securities Exchange and Release Agreement with Centre Entities (the "Centre Securities Agreement"). In accordance with the agreement, all shares of Series A mandatory redeemable preferred stock and related non-detachable warrants were exchanged for 6,695,212 shares of Class A common stock and amended warrants to purchase 3,246,164 shares of Class A common stock at $1.00 per share, subject to adjustment for stock dividends and certain other stock distributions and issuances. The Centre Securities Agreement also includes new warrants to purchase 2,000,000 shares of Class A common stock at an exercise price of $0.25 per share, subject to adjustment for stock dividends and certain other stock distributions and issuances. The warrants expire March 31, 2005.


                                                                      SCHEDULE I

                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         MARCH 31, 2000, 1999, AND 1998


                                                          ADDITIONS
                                            BALANCE AT   CHARGED TO                       BALANCE AT
                                            BEGINNING     COSTS AND                         END OF
                                            OF PERIOD     EXPENSES        DEDUCTIONS        PERIOD
                                            ----------   ----------       ----------      ----------
Fiscal year ended March 31, 2000:

     Allowance for doubtful accounts          $ 228         $  15           $  28            $ 215

Fiscal year ended March 31, 1999:

     Allowance for doubtful accounts            100           128              --              228

Fiscal year ended March 31, 1998:

     Allowance for doubtful accounts            100            --              --              100

Fiscal year ended March 31, 2000:

     Restructuring reserve .........            318          (143)(2)         175(1)            --

Fiscal year ended March 31, 1999:

     Restructuring reserve .........             --           870             552(1)           318

         (1)      Represents amounts charged against the restructuring reserve.

         (2) Represents removal of remaining reserve not considered necessary as of March 31, 2000


                                    Page S-1

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on July 14, 1999.

                               FIREARMS TRAINING SYSTEMS, INC.

                               By:  /s/ Robert F. Mecredy
                                 -----------------------------------------------
                                                Robert F. Mecredy
                                 President, Chief Executive Officer and Director
                                          (Principal Executive Officer)

                        POWER OF ATTORNEY AND SIGNATURES

         Each person whose signature appears below constitutes and appoints Robert F. Mecredy and John A. Morelli each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K of Firearms Training Systems, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or any of their substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURES                                 TITLE                                              DATE
--------------------------------------------------------------------------------------------------------------------
              *
   -------------------------        President, Chief Executive Officer                             September 1, 2000
       Robert F. Mecredy            and Director (Principal Executive Officer)


              *
   -------------------------        Chief Financial Officer                                        September 1, 2000
       John A. Morelli              and Treasurer (Principal Financial and Accounting Officer)


              *
   -------------------------        Chairman of the Board and Director                             September 1, 2000
       Lester Pollack

              *
   -------------------------        Director                                                       September 1, 2000
       William J. Bratton

              *
   -------------------------        Director                                                       September 1, 2000
       Gilbert F. Decker

              *
   -------------------------        Director                                                       September 1, 2000
       Craig I. Fields

              *
   -------------------------        Director                                                       September 1, 2000
       Frank S. Jones

              *
   -------------------------        Director                                                       September 1, 2000
       Jonathan H. Kagan

              *
   -------------------------        Director                                                       September 1, 2000
       Scott Perekslis

              *
   -------------------------        Director                                                       September 1, 2000
       Paul J. Zepf


                                    Page V-1