Form 10-Q
period 2000-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2000-09-12
CIK 1021770

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


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                           Yes [ ]            No [X]


         As of September 12, 2000, there were (1) 68,765,695 shares of the Registrant's Class A Common Stock and (2) 1,139,017 shares of the Registrant's Class B nonvoting Common Stock outstanding.

                        FIREARMS TRAINING SYSTEMS, INC.


                                     INDEX





                         PART I.   FINANCIAL INFORMATION                 Page No.
                                                                         --------


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Operations
          Three months ended June 30, 2000 and 1999 .......................  3


          Condensed Consolidated Balance Sheets
          June 30, 2000 and March 31, 2000 ................................  4


          Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 2000 and 1999 .......................  5


          Notes to Condensed Consolidated Financial Statements ............  6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .......................................  8



                           PART II. OTHER INFORMATION


ITEM 3.   LEGAL PROCEEDINGS ............................................... 12


ITEM 4.   OTHER INFORMATION................................................ 12


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K ................................ 13


          SIGNATURES....................................................... 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Revenues                                                $ 10,271       $ 15,196
Cost of revenues                                           7,080          9,745
                                                        --------       --------
Gross profit                                               3,191          5,451
                                                        --------       --------

Operating expenses:
     Selling, general and administrative expenses          2,240          2,579
     Research and development expenses                     1,320            494
     Depreciation and amortization                           588            554
                                                        --------       --------
       Total operating expenses                            4,148          3,627
                                                        --------        -------
       Operating (loss) income                              (957)         1,824
                                                        --------       --------

Other expense, net:
     Interest expense, net                                (2,346)        (1,783)
     Other expense, net                                      (22)          (243)
                                                        --------       --------
          Total other expense, net                        (2,368)        (2,026)
                                                        --------       --------
Loss before income taxes                                  (3,325)          (202)
Benefit for income taxes                                    (116)           (69)
                                                        --------       --------
Net loss                                                $ (3,209)      $   (133)

Accretion of preferred stock                                 (66)           (62)
                                                        --------       --------
Net loss applicable to common shareholders              $ (3,275)      $   (195)
                                                        ========       ========
Basic loss per common share                             $  (0.16)      $  (0.01)
                                                        ========       ========
Diluted loss per common share                           $  (0.16)      $  (0.01)
                                                        ========       ========

Weighted average common shares outstanding - basic        21,117         20,734
                                                        ========       ========

Weighted average common shares outstanding - diluted      21,117         20,734
                                                        ========       ========


The accompanying notes are an integral part of these condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                    JUNE 30,         March 31,
                                                                      2000              2000
                                                                   ---------         ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $   2,370         $   1,886
   Restricted cash                                                     1,340             1,342
   Accounts receivable, net                                           10,241             6,667
   Income Tax Receivable                                                  34             1,177
   Unbilled Receivable                                                 2,581             4,386
   Inventories                                                        15,551            16,369
   Prepaid expenses and other current assets                             589               628
   Deferred income taxes, net                                              0                 0
                                                                   ---------         ---------
      Total current assets                                            32,706            32,455

Property and equipment, net                                            4,469             4,856
Deferred financing costs, net                                          1,998             2,200
Goodwill, net                                                          1,981             2,064
Deferred income taxes                                                      0                 0
                                                                   ---------         ---------
                                                                   $  41,154         $  41,575
                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                              $   3,173         $   2,413
     Accrued liabilities                                              10,168             8,009
     Deferred revenue                                                    882             1,013
                                                                                     ---------
                                                                                     ---------
        Total current liabilities                                     14,223            11,435
                                                                   ---------         ---------

Long-term debt, less current maturities                               73,772            73,772
Noncurrent deferred income taxes                                         326               319
Other noncurrent liabilities                                             915               903
                                                                   ---------         ---------
Total liabilities                                                     89,236            86,429

Mandatory redeemable preferred stock                                   3,412             3,347
                                                                   ---------         ---------
Stockholders' deficit:
     Class A common stock                                                 --                --
     Class B nonvoting common stock                                       --                --
     Unearned compensation                                              (112)             (177)
     Additional paid-in-capital                                      114,608           114,592
     Accumulated deficit                                            (165,853)         (162,578)
     Cumulative foreign currency translation adjustment                 (137)              (38)
                                                                   ---------         ---------
               Total stockholders' deficit                           (51,494)          (48,201)
                                                                   ---------         ---------
                                                                   $  41,154         $  41,575
                                                                   =========         =========



The accompanying notes are an integral part of these condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           Three months ended
                                                                                June 30,
                                                                        -----------------------
                                                                          2000            1999
                                                                        -------         -------
Cash flows from operating activities:
     Net loss                                                           $(3,275)        $  (195)
     Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Employee stock compensation plan - 401(k)                            16              26
        Amortization of deferred stock-based compensation                    66              --
        Accretion of mandatory redeemable preferred stock                    66              62
        Depreciation                                                        519             426
        Amortization of goodwill                                             69             129
        Amortization of deferred financing costs                            201             217
        Gain on disposal of assets                                          (13)             --
        Deferred income tax benefit                                           7              --
        Changes in assets and liabilities:
           Accounts Receivable, net                                      (3,580)          4,566
           Unbilled Receivables                                           1,772          (5,394)
           Inventories                                                      812             307
           Prepaid expenses and other current assets                         38            (144)
           Accounts payable                                                 760          (1,015)
           Accrued Liabilities                                            2,167          (1,141)
           Income Taxes payable/receivable                                1,142           1,649
           Noncurrent liabilities                                           (93)             (7)
           Deferred revenue                                                 (25)           (524)
                                                                        -------         -------
             Total adjustments                                            3,924            (843)
                                                                        -------         -------
             Net cash provided by (used in) operating activities            649          (1,038)
                                                                        -------         -------

Cash flows from investing activities:
     Change in restricted cash                                                2              --
     Additions to Property and Equipment, net                              (142)           (117)
                                                                        -------         -------
             Net cash used in investing activities                         (140)           (117)
                                                                        -------         -------

Cash flows from financing activities:
     Proceeds from long-term borrowing                                       --           1,446
     Repayments of long-term debt                                            --          (1,500)
     Deferred financing costs                                                --            (294)
                                                                        -------         -------
             Net cash used in financing activities                           --            (348)
                                                                        -------         -------

Effect of changes in foreign exchange rates                                 (25)             (4)
                                                                        -------         -------

Net increase (decrease) in cash                                             484          (1,507)
Cash, beginning of period                                               $ 1,886         $ 2,805
                                                                        -------         -------
Cash, end of period                                                     $ 2,370         $ 1,298
                                                                        =======         =======

Supplemental disclosures of cash paid (received) for:
     Interest                                                           $     0         $ 1,784
                                                                        =======         =======
     Income taxes                                                       $(1,442)        $(1,688)
                                                                        =======         =======

The accompanying notes are an integral part of these condensed consolidated statements.

                        FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 2000.


2.   INVENTORY.

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

                                                JUNE 30,     March 31,
                                                  2000         2000
                                                --------     ---------
         Raw materials                          $ 8,297      $ 8,507
         Work in progress                         5,907        6,134
         Finished Goods                           1,347        1,729
                                                -------      -------
                                                $15,551      $16,369
                                                =======      =======


3.   LONG-TERM DEBT

     At June 30, 2000 and March 31, 2000, long-term debt consisted of the following (in thousands):


                         Tranche A Loan                           17,300
                         Tranche B Loan                           32,600
                         Revolving Credit Facility                20,872
                         Revolving Promissory Note                 3,000
                                                                  ------
                            Subtotal                              73,772
                         Current Portion                              --
                                                                  ------
                            Long-Term Portion                     73,772
                                                                  ======


     The Bank of America, N.A. Credit Agreement (the "Credit Agreement") includes three components: a revolving credit facility, a term loan with initial principal amount of $30 million (the "Tranche A Loan"), and a term loan with an initial principal amount of $40 million (the "Tranche B Loan"). During the year ended March 31, 2000, the Company was unable to service the required payments of principal and interest under the Credit Agreement and entered into several amendments to the Credit Agreement, which provided the Company with, among other things, a forbearance of both interest and principal payments. The Company did not make three scheduled quarterly payments on the Tranche A loan totaling $4,200,000 as well as several months of scheduled interest payments under the Credit Agreement totaling approximately $3,339,000. As discussed in Note 4, the Company entered into the Second Amended and Restated Credit Agreement and Partial Exchange Agreement which resulted in the conversion of the outstanding debt under the Credit Facility to new senior and junior secured debt, common stock, and preferred stock. The maturity date of the senior and junior secured debt is March 31, 2003 and is extendable at the Company's option to March 31, 2004 for a fee equal to 1% of the outstanding balance. As a result of this transaction, the entire balance due under the Credit Agreement has been classified as long-term debt in the accompanying balance sheet as of June 30, 2000 and March 31, 2000.

     On June 1, 1999, the Company entered into a $3,000,000 revolving promissory note (the "Revolving Promissory Note") with a financial institution with a maturity date of July 31, 2000, as amended. The payment of obligations under this note was guaranteed by Centre Entities. The guarantee included a $250,000 funding fee in the event that Centre Entities funded the obligation. Subsequent to June 30, 2000, Centre Entities repaid the note on behalf of the Company. As discussed in Note 4, Centre Entities then entered into a Loan Agreement and Exchange Agreement with the Company which resulted in the conversion of the $3,000,000 note as well as the $250,000 funding fee to new senior and junior secured debt, common and preferred stock. The maturity date of the senior and junior secured debt is March 31, 2003 and is extendable at the Company's option to March 31, 2004 for a fee equal to 1% of the outstanding balance. As a result of this transaction, the entire balance due under the revolving promissory note has been classified as long-term debt in the accompanying balance sheet as of June 30, 2000 and March 31, 2000.


4.   SUBSEQUENT EVENTS


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

     Subsequent to March 31, 2000, Centre Entities paid the Revolving Promissory Note on behalf of the Company. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the "Centre Loan Agreement"). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as a $250,000 funding fee, was converted to 1,764,452 shares of Class A common stock, 897.397 shares of Series B preferred stock, approximately $504,000 in Senior secured loans (the "Senior Centre Loans"), and approximately $966,000 in Junior secured loans (the "Junior Centre Loans").

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



RESTRUCTURE TRANSACTION

    The financial statements for the three months ended June 30, 2000 do not reflect the effects of the Restructure Transaction described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and in footnote 4 above since the transaction documents were not executed at June 30, 2000.

    On August 25, 2000, the Company, its lenders and the Centre Entities completed a restructuring transaction with retroactive effect to April 1, 2000 which significantly reduced the Company's outstanding indebtedness.

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



RESULTS OF OPERATIONS


Three Months Ended June 30, 2000 and 1999:

Net Revenues. Revenues decreased $4.9 million, or (32.4%), to $10.3 million for the three months ended June 30, 2000 as compared to the $15.2 million for the three months ended June 30, 1999. Sales to U.S. military customers for the three months ended June 30, 2000, decreased by $0.1 million, or (9.0%), to $1.6 million. Sales to U.S. law enforcement customers for the three months ended June 30, 2000 increased $1.1, million, or 78.5% to $2.6 million. Sales to international customers for the three months ended June 30, 2000 decreased $5.8 million, or (50.3%), to $5.7 million, primarily due to completion of contracts in Australia and Canada.

Cost of Revenues. Cost of revenues decreased $2.7 million, or (27.3%), to $7.1 million for the three months ended June 30, 2000 as compared to $9.7 million for the three months ended June 30, 1999. As a percentage of revenues, cost of revenues increased to 68.9% for the three months ended June 30, 2000 as compared to 64.1% for the three months ended June 30, 1999. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues to cover the fixed portion of cost of goods sold.

Gross Profit. As a result of the foregoing, gross profit decreased $2.3 million, or (41.5%), to $3.2 million, or 31.1% of revenues, for the three months ended June 30, 2000 as compared to $5.5 million, or 35.9% of revenues, for the three months ended June 30, 1999.

Total Operating Expenses. Total operating expenses increased $0.5 million, or 14.4%, to $4.1 million for the three months ended June 30, 2000 as compared to $3.6 million for the three months ended June 30, 1999. As a percentage of revenues, total operating expenses increased to 40.4% for the three months ended June 30, 2000 as compared to 23.9% for the three months ended June 30, 1999. Selling, general and administrative ("SG&A") expenses decreased $0.3 million or (13.1%). This decrease in SG&A is due primarily to better management of time and resource allocations. Research and development ("R&D") expenses increased $0.8 million primarily attributable to the Company's expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense increased slightly primarily attributable to additional capital expenditures.

Operating (Loss) Income. As a result of the foregoing, operating income decreased $2.8 million, or (152.5%), to a loss of $1.0 million, or (9.3%) of revenues, for the three months ended June 30, 2000 as compared to an operating income of $1.8 million or 12.0% of revenues, for the three months ended June 30, 1999.

Other Expense, net. Net interest expense totaled $2.3 million, or 22.8% of revenues for the three months ended June 30, 2000 as compared to $1.8 million, or 11.7% of revenues for the three months ended June 30, 1999. The increase in interest expense is attributable to an increase in borrowings and an increase in the overall interest rates in the credit agreement.

Benefit for Income Taxes. The effective tax rate decreased to 3.5% of loss before taxes for the three months ended June 30, 2000 as compared to 34.2% of loss before taxes for the three months ended June 30, 1999. The amount of change in the tax rate is due to the fact that the Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization.

Net Loss. As a result of the foregoing, the net loss as reported increased $3.1 million, or 2,312.8%, to a net loss of $3.2 million, or (31.2)% of revenues for the three months ended June 30, 2000 as compared to a net loss of $0.1 million, or (0.9)% of revenues for the three months ended June 30, 1999.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 was a total of $66,000 for the three months ended June 30, 2000.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $3.1 million or 1,579.5% to $3.3 million ($0.16 per share) or (31.9)% of revenue. This compares to the three months ended June 30, 1999 of a loss of $0.2 million ($0.01 per share) or (1.3)% of revenue.


BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2000, the Company had a backlog of approximately $26.5 million, comprised of $19.8 million from FATS international customers, $0.1 from Simtran's Canadian customers and $6.6 million from FATS U.S. military and law enforcement customers. Approximately $18.6 million of the contracted orders are scheduled for delivery during fiscal year 2001.


LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

     The Company's principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered into a restructured Credit Agreement which provides approximately $882,000 to support letters of credit and future working capital requirements. The terms of the new Credit Agreement are favorable to the extent that principal payments are deferred for three years to the maturity date of the note and interest payments have been significantly reduced to coincide with the reduction in remaining debt. The Company's primary source of liquidity and capital resources is presently limited to cash generated from its operating activities. The Company's future operations may be constrained unless it can achieve new business targets necessary to finance working capital needs.

     The Company's continuation as a going concern is subject to several business and market risks. The risks are (1) the Company must achieve its current business revenue targets in the current fiscal year in order to discharge its interest obligations in a timely manner and expand its business opportunities; (2) the Company must receive new contracts for production to be delivered in the current fiscal year in order to achieve its revenue projections; and (3) the Company must continue to aggressively collect its receivables on a timely basis.

     Management's plans in response to the above objectives (1) continue to further reduce cost and reinforce cost control measures to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) improve inventory turns and lower inventory investment and; (5) negotiate more favorable contract terms and conditions to reduce extended or prolonged payment cycles. The Company believes that this business strategy may achieve positive operating results provided that the Company continues to aggressively collect its receivables on a timely basis. There can be no assurances that this strategy, and the objectives cited above, will be successful or that those revenue and cash flow projections can be assumed.

     As of June 30, 2000, the Company had working capital of $18.5 million compared to $26.0 million as of June 30, 1999. The Company's spending for its fiscal quarter ended June 30, 2000 for capital expenditures was $0.1 million. This expenditure was primarily for marketing product demonstration equipment.

     The Company had a net increase in cash and cash equivalents of $0.5 million for the three months ended June 30, 2000 compared to a net decrease of $1.5 million for the three months ended June 30, 1999. For the period ended June 30, 2000, the Company's operating activities generated cash of approximately $0.6 million. The Company's investing activities used cash of approximately $0.1 million for capital expenditures.


CONCENTRATION OF CREDIT RISK

     At June 30, 2000, approximately $6.3 million in accounts receivable or 61.5% of total accounts receivable was due from the Company's top ten customers, of which approximately $4.3 million was secured by performance letters of credit.
The remaining $2.0 million is due from governmental entities.


YEAR 2000

     As described in the Form 10-K for the year ended March 31, 2000, the Company had developed plans to address any potential exposure to our systems related to the Year 2000. Since entering the Year 2000, we have not experienced any significant disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. The Company will continue to monitor its systems and operations until reasonably assured that no significant business interruptions will occur as a result of any Year 2000 issues.


CERTAIN FORWARD LOOKING STATEMENTS

     This Form 10-Q may contain statements that may constitute "forward-looking statements". Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The foregoing forward-looking statements are subject to a number of factors, which could cause actual results to differ as described above and under Item 5 "Other Information". No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions. These statements are only as of the date of this Form 10-Q.

PART II. OTHER INFORMATION


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.



ITEM 4.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (v) a significant and increasing proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the relatively undeveloped nature of the market for small and supporting arms training simulators and the need for continued adoption of simulation training systems in the market if the market is to expand; (vii) for increased competition; (viii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (ix) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 2000 under the caption Part I and in the Company's Prospectus under the caption "Risk Factors".

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         The following documents are filed with this report as exhibits:



Exhibit
Number   Description
------   -----------


11.01    Statement regarding computation of net income per common share.


27.01    Financial Data Schedule. (for SEC use only).



(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  September 12, 2000


                                FIREARMS TRAINING SYSTEMS, INC.
                                (Registrant)



                                      /S/ Robert F. Mecredy

                                --------------------------------------------
                                Robert F. Mecredy
                                Chief Executive Officer and President



                                      /S/ John A. Morelli

                                --------------------------------------------
                                John A. Morelli
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)