Form 10-K405/A
period 2000-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2000-10-17
CIK 1021770

================================================================================


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


                                                                    Fiscal Years Ended March 31,
                                        ----------------------------------------------------------------------------------
                                          2000              1999               1998              1997               1996
                                        --------          --------           --------          --------           --------
STATEMENT OF OPERATIONS DATA:
Total Revenue                           $ 38,889          $ 55,514           $ 73,547          $ 90,806           $ 65,439
Gorss Margin                               8,200            19,977             39,680            46,592             34,537
Gross Margin %                              21.1%             36.0%              54.0%             51.3%              52.8%
Operating Expenses                      $ 19,275          $ 16,975           $ 26,553          $ 19,713           $ 15,254
Non-Recurring Expenses                      (143)              870                 --                --                 --
Operating Income (Loss)                  (11,075)            3,002             13,127            26,879             19,283
Interest (Income) Expense                  8,056             7,316              5,905             6,069               (165)
Other (Income) Expense                       325               400                 97             1,110                 93
Net Income (Loss)                        (18,902)           (3,107)             3,233             9,014             12,790
Basic Earnings Per Share                   (0.91)            (0.15)              0.16              0.55               0.89
Diluted Earnings Per Share                 (0.91)            (0.15)              0.15              0.50               0.80

BALANCE SHEET DATA:
Working Capital                           21,020            27,010             18,907            20,350             20,260
Total Assets                              41,575            60,150             56,380            42,121             33,820
Total Debt including
   Current Maturities                     73,772            72,200             63,000            58,600                 --
Stockholders' Equity (Deficit)           (48,201)          (29,633)           (28,231)          (31,378)            21,262



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


         As of March 31, 2000, the Company had working capital of $21.0 million compared to $27.0 million as of March 31, 1999. The Company's spending for its fiscal 2000 capital expenditures was $1.5 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery.


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

         On August 25, 2000, with effect from April 1, 2000, the Centre Entities and the Company, in connection with the Restructure, completed the following transactions by which the Company issued certain additional securities to the Centre Entities in exchange for the $3,250,000 obligation of the Company with regard to the Centre guarantee described above (the "Centre Guarantee Obligation"), the Series A Preferred Stock held by the Centre Entities and certain co-investors and a portion of the senior indebtedness assigned to the Centre Entities by one of the original Lenders immediately prior to the Restructure, as follows:


         (1) The Company issued $504,129 principal amount of Centre senior secured loans which are pari passu with and secured by the same security as the Lender senior secured loans in exchange for a portion of the Centre Guarantee Obligation;



         (2) The Company issued $966,248 principal amount of Centre junior secured loans which are pari passu with and secured by the same security as the Lender junior secured loans in exchange for a portion of the Centre Guarantee Obligation;


         (3) The Company issued 897.397 shares of Series B Preferred Stock having a liquidation value of $897,397 in exchange for a portion of the Centre Guarantee Obligation;

         (4) The Company issued 1,764,452 shares of Class A Voting Stock in exchange for a portion of the Centre Guarantee Obligation;


         (5) The Company issued 6,695,212 additional shares of Class A Common Stock in exchange for the existing Series A Preferred Stock, having a liquidation value of $3,607,606 held by the Centre Entities and certain co-investors and amended existing warrants held by the Centre Entities to purchase 3,246,164 shares of Class A Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock, and making a slight adjustment in the original exercise price of $1.03 per share;


         (6) The Company issued to the Centre Entities Warrants to purchase 2,000,000 shares of Class A Common Stock at $0.25 per share expiring March 31, 2005; and


         (7) The Centre Entities received with respect to their portion of the secured debt under the senior credit agreement, $2,028,683 principal amount of senior secured debt, $3,888,309 principal amount of junior secured debt, 3,611.244 shares of Series A Preferred Stock having a liquidation value of $3,611,244 and 7,100,391 shares of Class A Common Stock which are subject to the Voting Agreement and letter described under Item 1 Change of Control.

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


         During the year ended March 31, 2000, the Company also granted 272,500 shares of restricted stock with a fair value at the date of grant of $.69 per share to various employees under the Stock Plan. The shares vest and become unrestricted 50% on September 30, 2000 and 50% on March 31, 2001. The Company has recorded deferred compensation equal to the fair value of these shares on the date of grant.


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


                                   Page F-15

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


                                   Page F-21

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on October 16, 2000.


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



           SIGNATURES                                 TITLE                                              DATE
--------------------------------------------------------------------------------------------------------------------
              *
   -------------------------        President, Chief Executive Officer                             October 16, 2000
       Robert F. Mecredy            and Director (Principal Executive Officer)


              *
   -------------------------        Chief Financial Officer                                        October 16, 2000
       John A. Morelli              and Treasurer (Principal Financial and Accounting Officer)


              *
   -------------------------        Chairman of the Board and Director                             October 16, 2000
       Lester Pollack

              *
   -------------------------        Director                                                       October 16, 2000
       William J. Bratton

              *
   -------------------------        Director                                                       October 16, 2000
       Gilbert F. Decker

              *
   -------------------------        Director                                                       October 16, 2000
       Craig I. Fields

              *
   -------------------------        Director                                                       October 16, 2000
       Frank S. Jones

              *
   -------------------------        Director                                                       October 16, 2000
       Jonathan H. Kagan

              *
   -------------------------        Director                                                       October 16, 2000
       Scott Perekslis

              *
   -------------------------        Director                                                       October 16, 2000
       Paul J. Zepf


                                    Page V-1