Form 10-Q
period 2000-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2000-11-21
CIK 1021770

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                           Yes [X]            No [ ]

         As of November 1, 2000, there were (1) 69,912,220 shares of the Registrant's Class A Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX


                                                                        Page No.
                                                                        --------

                         PART I.    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Statements of Operations
         Three and six months ended September 30, 2000 and 1999 ..........  3

         Condensed Consolidated Balance Sheets
         September 30, 2000 and March 31, 2000 ...........................  4

         Condensed Consolidated Statements of Cash Flows
         Six months ended September 30, 2000 and 1999 ....................  5

         Notes to Condensed Consolidated Financial Statements ............  6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS .......................................  8

                           PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS ............................................... 13

ITEM 5.  OTHER INFORMATION................................................ 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................ 14

         SIGNATURES....................................................... 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                            Three months ended            Six months ended
                                                               September 30,                September 30,
                                                            2000           1999           2000           1999
                                                         ------------------------------------------------------
 Revenues                                                $  7,368       $  8,328       $ 17,639       $ 23,524
 Cost of Revenues                                           9,505          6,817         16,585         16,562
                                                         ------------------------------------------------------
 Gross profit                                              (2,137)         1,511          1,054          6,962
 Operating expenses:
    Selling, general and administrative expenses            2,066          3,570          4,306          6,149
    Research and development expenses                       1,151          1,032          2,471          1,526
    Depreciation and amortization                             589            566          1,177          1,120
                                                         ------------------------------------------------------
      Total operating expenses                              3,806          5,168          7,954          8,795

        Operating loss                                     (5,943)        (3,657)        (6,900)        (1,833)

 Other expense, net:
    Interest expense, net                                  (2,225)        (1,937)        (4,571)        (3,720)
    Other expense, net                                       (284)          (104)          (306)          (347)
                                                         ------------------------------------------------------
         Total other expense, net                          (2,509)        (2,041)        (4,877)        (4,067)

 Loss before income taxes                                  (8,452)        (5,698)       (11,777)        (5,900)
 Provision (benefit) for income taxes                          54         (1,949)           (62)        (2,018)
                                                         ------------------------------------------------------

 Net loss                                                  (8,506)        (3,749)       (11,715)        (3,882)

 Accretion of preferred stock                                 (74)           (63)          (140)          (125)
 Gain on extinguishment of Preferred Stock                  1,729             --          1,729             --
                                                         ------------------------------------------------------

 Net loss applicable to common shareholders              $ (6,851)      $ (3,812)      $(10,126)      $ (4,007)
                                                         ======================================================

 Basic loss per common share                             $  (0.13)      $  (0.18)      $  (0.27)      $  (0.19)
                                                         ======================================================

 Diluted loss per common share                           $  (0.13)      $  (0.18)      $  (0.27)      $  (0.19)
                                                         ======================================================

 Weighted average common shares outstanding-basic          53,472         20,758         37,383         20,746
                                                         ======================================================

 Weighted average common shares outstanding-diluted        53,472         20,758         37,383         20,746
                                                         ======================================================

The accompanying notes are an integral part of these condensed consolidated statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                 ASSETS                                  2000                2000
------------------------------------------------------------------   -------------------------------
Current assets:
  Cash and cash equivalents                                          $   2,397           $   1,886
  Restricted cash                                                        1,046               1,342
  Accounts receivable, net                                               6,789               6,667
  Income Tax Receivable                                                     39               1,177
  Unbilled Receivable                                                    3,136               4,386
  Inventories                                                           14,750              16,369
  Prepaid expenses and other current assets                                373                 628
                                                                     ------------------------------
                          Total current assets                          28,530              32,455

Property and equipment, net                                              4,366               4,856
Deferred financing costs, net                                               --               2,200
Goodwill, net                                                            1,903               2,064
                                                                     ------------------------------
                              Total assets                           $  34,799           $  41,575
                                                                     ==============================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                   $   2,992           $   2,413
  Accrued liabilities                                                    5,415               7,338
  Deferred revenue                                                         994               1,013
  Warranty and Contract Costs Provision - Current                        2,057                 671
                                                                     ------------------------------
                          Total current liabilities                     11,458              11,435

Long-term debt                                                          43,781              73,772
Noncurrent deferred income taxes                                           328                 319
Warranty and Contract Costs Provision - Non-current                      1,264                  --
Other noncurrent liabilities                                               960                 903
                                                                     ------------------------------
Total liabilities                                                       57,791              86,429

Mandatory redeemable preferred stock                                    26,923               3,347

Stockholders' deficit:
  Class A common stock                                                      --                  --
  Class B nonvoting common stock                                            --                  --
  Unearned compensation                                                    (45)               (177)
  Stock warrants                                                           613                  --
  Additional paid-in-capital                                           122,235             114,592
  Accumulated deficit                                                 (172,704)           (162,578)
  Cumulative foreign currency translation adjustment                       (14)                (38)
                                                                     ------------------------------
                      Total stockholders' deficit                      (49,915)            (48,201)
                                                                     ------------------------------
                                                                     $  34,799           $  41,575
                                                                     ==============================

The accompanying notes are an integral part of these condensed consolidated statements

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Six months ended
                                                                                      September 30,
                                                                             ----------------------------
                                                                               2000                1999
                                                                             --------            --------
Cash flows from operating activities:
Net loss                                                                     $(10,126)           $ (4,007)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
        Employee stock compensation plan - 401(k)                                  35                  44
        Gain on extinguishment of Series A preferred stock                     (1,729)                 --
        Noncash reduction of debt restructuring liability                        (293)                 --
        Noncash financing cost                                                    250                  --
        Amortization of deferred stock-based compensation                         133                  --
        Accretion of mandatory redeemable preferred stock                         140                 125
        Depreciation                                                            1,040                 856
        Amortization of goodwill                                                  137                 264
        Amortization of loan costs                                                332                 453
        Gain on disposal of assets                                                 (7)                 --
        Deferred income tax benefit                                                 9              (2,256)
        Changes in assets and liabilities:                                         --
           Accounts receivable, net                                              (121)             10,146
           Unbilled receivables                                                 1,208              (5,124)
           Inventories                                                          1,606                 391
           Prepaid expenses and other current assets                              254                  98
           Accounts payable                                                       583              (2,357)
           Accrued Liabilities                                                  3,631              (1,489)
           Income Taxes payable / receivable                                    1,137               1,880
           Noncurrent liabilities                                                (202)                526
           Deferred revenue                                                         6                (224)
           Contract Costs Provision                                             2,655                  --
                                                                             --------            --------
              Total adjustments                                                10,804               3,333
                                                                             --------            --------
              Net cash provided by (used in) operating activities                 678                (674)
                                                                             --------            --------
Cash flows from investing activities:
        Change in restricted cash                                                 296                  --
        Additions to Property and Equipment, net                                 (578)               (805)
                                                                             --------            --------
              Net cash used in investing activities                              (282)               (805)
                                                                             --------            --------
Cash flows from financing activities:
        Proceeds from long-term borrowing                                          --               1,682
        Repayments of long-term debt                                               --              (1,600)
        Deferred financing costs                                                   --                (294)
                                                                             --------            --------
              Net cash used in financing activities                                --                (212)
                                                                             --------            --------
Effect of changes in foreign exchange rates                                       115                 105
                                                                             --------            --------
Net Increase (Decrease) in Cash and Cash Equivalents                              511              (1,586)
Cash and Cash Equivalents at the Beginning of the Period                     $  1,886            $  2,805
                                                                             --------            --------
Cash and Cash Equivalents at the End of the Period                           $  2,397            $  1,219
                                                                             ========            ========

Supplemental disclosures of cash paid (received) for:
        Interest                                                             $     --            $  3,398
                                                                             --------            --------
        Income taxes                                                         $ (1,442)           $     --
                                                                             --------            --------

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 2000.

2.       INVENTORY.

         Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

                                       September 30,           March 31,
                                            2000                 2000
                                       -------------           ---------
                 Raw materials            $ 8,868               $ 8,507
                 Work in process            4,489                 6,133
                 Finished Goods             1,393                 1,729
                                          -------               -------
                    Total                 $14,750               $16,369
                                          =======               =======

3.       EQUITY TRANSACTIONS


CHANGES TO AUTHORIZED PREFERRED AND COMMON STOCK

         During August 2000, the board of directors approved an amendment to the articles of incorporation to increase the number of authorized shares of Class A voting common stock to 100,000,000 and to increase the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the later of March 31, 2003 or the latest maturity date of the senior secured debt (see Note 4) at the liquidation value thereof.

SECURITIES EXCHANGE AND RELEASE AGREEMENT

         In August 2000, the Company entered into a Securities Exchange and Release Agreement with Centre Entities (the "Centre Securities Agreement"). In accordance with the agreement, all shares of Series A mandatory redeemable preferred stock and related non-detachable warrants were redeemed for 6,695,212 shares of Class A common stock, amended warrants to purchase 3,246,164 shares of Class A common stock at $1.00 per share, and new warrants to purchase 2,000,000 shares of Class A common stock at an exercise price of $0.25 per share. The common stock issued was recorded at the market value at the time of issuance. The warrants were recorded at fair value calculated using the Black Scholes method. A gain of approximately $1,729,000 was recorded on the transaction.

4.       LONG-TERM DEBT

         At September 30, 2000 and March 31, 2000, long-term debt consisted of the following (in thousands):


                                          September 30,       March 31,
                                              2000               2000
                                          -------------       ---------
        Tranche A Loan                      $    --            $17,300
        Tranche B Loan                           --             32,600
        Revolving Credit Facility                --             20,872
        Revolving Promissory Note                --              3,000
        Long-term debt - Senior              12,000                 --
        Long-term debt - Junior              23,000                 --
        Long-term Accrued Interest            8,781                 --
                                            -------            -------
           Total                            $43,781            $73,772
                                            =======            =======

         In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement") and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company's previous credit facility, including the Tranche A and B loans and Revolving Credit Facility. In accordance with the New Credit Agreement, the unpaid principal and accrued interest under the old facility was converted to 40,235,548 shares of Class A common stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in senior secured loans, and approximately $22,034,000 of junior secured loans.

         The Revolving Promissory Note outstanding at March 31, 2000 had been guaranteed by Centre Entities. Subsequent to March 31, 2000, Centre Entities repaid the $3,000,000 Revolving Promissory Note on behalf of the Company in exchange for a $250,000 funding fee. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the "Centre Loan Agreement"). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as the $250,000 funding fee, was converted to 1,764,452 shares of Class A common stock, 897,397 shares of Series B mandatory redeemable preferred stock, approximately $504,000 in senior secured loans, and approximately $966,000 in Junior secured loans.

         All borrowings under the new agreements mature on March 31, 2003 but may be extended for one additional year at the Company's option for a 1% fee. The senior loans bear interest at prime plus 1%, payable quarterly in cash. The junior loans bear interest at 10%, payable quarterly in cash or in notes with the same terms, depending on EBITDA.

         The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. As of September 30, 2000, $8,781,000 and $5,349,000 of the liability remained and is included in long-term debt and mandatory redeemable preferred stock, respectively, on the accompanying balance sheet. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as noncash reduction of debt restructuring liability on the accompanying statements of cash flows.

         Expenses relating to the restructuring, including the $250,000 funding fee related to the Revolving Promissory Note, totaled approximately $606,000 for the period ended September 30, 2000 and are included in interest expense in the accompanying statement of operations.

5.       RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement in a company in which a board member has an ownership interest. As of September 30, 2000, the Company incurred fees of $24,610 for consulting services under the agreement.

6.       WARRANTY AND CONTRACT COST PROVISION

         An accrual of approximately $2.7 million was recorded during the quarter associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are primarily due to recent increases in costs associated with delivery of repaired products. The additional warranty costs were not originally anticipated at the time the warranty program was entered into. The Company's estimates that the related revenue from these programs is no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. Additionally, the Company wrote off approximately $518,000 of inventory that was determined to be unrealizable during the quarter due to changes in anticipated sales volume related to a particular product.

7.       SUBSEQUENT EVENTS

         The Company has granted 1,170,000 options to senior management, subject to shareholder approval. These options could result in future stock compensation expense to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K.

RESTRUCTURE TRANSACTION

         The financial statements for the six months ended September 30, 2000 reflect the effects of the Restructure Transaction described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

         On August 25, 2000, the Company, its lenders and the Centre Entities completed a restructuring transaction which significantly reduced the Company's outstanding indebtedness.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999:

Net Revenues. Revenues decreased $1.0 million, or (11.5%), to $7.4 million for the three months ended September 30, 2000 as compared to the $8.3 million for the three months ended September 30, 1999. Sales to U.S. military customers for the three months ended September 30, 2000, increased by $0.7 million, or 65.8%, to $1.7 million. Sales to U.S. law enforcement customers for the three months ended September 30, 2000 remained constant at $1.4 million. Sales to international customers for the three months ended September 30, 2000 decreased $1.4 million, or (25.9%), to $4.0 million, primarily due to completion of contracts in Australia and Canada.

Cost of Revenues. Cost of revenues increased $2.7 million, or 39.4%, to $9.5 million for the three months ended September 30, 2000 as compared to $6.8 million for the three months ended September 30, 1999. As a percentage of revenues, cost of revenues increased to 129.0% for the three months ended September 30, 2000 as compared to 81.9% for the three months ended September 30, 1999. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues needed to cover the fixed portion of cost of goods sold and additional accruals recorded in the second quarter of Fiscal Year 2001 related to certain international contracts. This accrual amounted to approximately $2.7 million and is associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are being generated primarily due to recent increases in costs associated with delivery of repaired products. The additional warranty costs were not originally anticipated at the time the warranty program was entered into. The Company estimates that the related revenues from these programs are no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. Additionally, the Company wrote off approximately $518,000 of inventory that was determined to be unrealizable during the quarter due to changes in anticipated sales volume related to a particular product.

Gross Profit. As a result of the foregoing, gross profit decreased $3.6 million, or 241.4%, to ($2.1) million, or 29.0% of revenues, for the three months ended September 30, 2000 as compared to $1.5 million, or 18.1% of revenues, for the three months ended September 30, 1999.

Total Operating Expenses. Total operating expenses decreased $1.4 million, or 26.4%, to $3.8 million for the three months ended September 30, 2000 as compared to $5.2 million for the three months ended September 30, 1999. As a percentage of revenues, total operating expenses decreased to 51.7% for the three months ended September 30, 2000 as compared to 62.1% for the three months ended September 30, 1999. Selling, general and administrative ("SG&A") expenses decreased $1.5 million or (42.1%). This decrease in SG&A is due primarily to better management of time and resource allocations and a one-time charge for deferred compensation associated with severance pay to the former President and CEO that was included in the three months ended September 30, 1999. Research and development ("R&D") expenses increased $0.1 million primarily attributable to the Company's expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense increased slightly primarily attributable to additional capital expenditures.

Operating Loss. As a result of the foregoing, operating losses increased $2.3 million, or 62.5%, to a loss of $5.9 million, or (80.7%) of revenues, for the three months ended September 30, 2000 as compared to an operating loss of $3.7 million or (43.9%) of revenues, for the three months ended September 30, 1999.

Other Expense, net. Net interest expense totaled $2.2 million, or 30.2% of revenues for the three months ended September 30, 2000 as compared to $1.9 million, or 23.3% of revenues for the three months ended September 30, 1999. The increase in interest expense is attributable to an increase in borrowings and an increase in the overall interest rates in the credit agreement. Interest expense also includes fees associated with the debt restructuring of approximately $606,000. Excluding these costs, interest expense declined $0.3 million due to decreased borrowings after the debt restructure was completed.

Benefit for Income Taxes. The effective tax rate decreased to 0.6% of loss before taxes for the three months ended September 30, 2000 as compared to 34.2% of loss before taxes for the three months ended September 30, 1999. The amount of change in the tax rate is due to the fact that the Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization.

Net Loss. As a result of the foregoing, the net loss as reported increased $4.8 million, or (126.9%), to a net loss of $8.5 million, or (115.4%) of revenues for the three months ended September 30, 2000 as compared to a net loss of $3.8 million, or (45.0%) of revenues for the three months ended September 30, 1999.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 and August 2000 was a total of $74,000 for the three months ended September 30, 2000.

Gain on Extinguishment of Preferred Stock. This represents the excess of the value of the Series A Mandatory Redeemable Preferred Stock over the fair value of the common stock and warrants exchanged.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $3.0 million or 79.7% to $6.9 million ($0.13 per share) or (93.0%) of revenue. This compares to the three months ended September 30, 1999 of a loss of $3.8 million ($0.18 per share) or (45.8%) of revenue.

Six Months Ended September 30, 2000 and 1999:

Net Revenues. Revenues decreased $5.9 million, or (25.0%), to $17.6 million for the six months ended September 30, 2000 as compared to the $23.5 million for the six months ended September 30, 1999. Sales to U.S. military customers for the six months ended September 30, 2000, increased by $0.5 million, or 19.2%, to $3.3 million. Sales to U.S. law enforcement customers for the six months ended September 30, 2000 increased $1.0, million, or 35.9% to $3.9 million. Sales to international customers for the six months ended September 30, 2000 decreased $7.2 million, or (42.8%), to $9.7 million, primarily due to completion of contracts in Australia and Canada.

Cost of Revenues. Cost of revenues remained unchanged at $16.6 million for the six months ended September 30, 2000 as compared to $16.6 million for the six months ended September 30, 1999. As a percentage of revenues, cost of revenues increased to 94.0% for the six months ended September 30, 2000 as compared to 70.4% for the six months ended September 30, 1999. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues needed to cover the fixed portion of cost of goods sold and additional accruals recorded in the second quarter of Fiscal Year 2001 related to certain international contracts. This accrual amounted to approximately $2.7 million and is associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are being generated primarily due to recent increases in costs associated with delivery of repaired products. The additional warranty costs were not originally anticipated at the time the warranty program was entered into. The Company estimates that the related revenues from these programs are no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. Additionally, the Company wrote off approximately $518,000 of inventory that was determined to be unrealizable during the quarter due to changes in anticipated sales volume related to a particular product.

Gross Profit. As a result of the foregoing, gross profit decreased $5.9 million, or (84.9%), to $1.0 million, or 6.0% of revenues, for the six months ended September 30, 2000 as compared to $7.0 million, or 29.6% of revenues, for the six months ended September 30, 1999.

Total Operating Expenses. Total operating expenses decreased $0.8 million, or 9.6%, to $8.0 million for the six months ended September 30, 2000 as compared to $8.8 million for the six months ended September 30, 1999. As a percentage of revenues, total operating expenses increased to 45.1% for the six months ended September 30, 2000 as compared to 37.4% for the six months ended September 30, 1999. Selling, general and administrative ("SG&A") expenses decreased $1.8 million or (30.0%). This decrease in SG&A is due primarily to better management of time and resource allocations and a one-time charge for deferred compensation associated with severance pay to the former President and CEO that was included in the six months ended September 30, 1999. Research and development ("R&D") expenses increased $0.9 million primarily attributable to the Company's expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense increased slightly primarily attributable to additional capital expenditures.

Operating Loss. As a result of the foregoing, operating loss increased $5.1 million, or (276.4%), to a loss of $6.9 million, or (39.1%) of revenues, for the six months ended September 30, 2000 as compared to an operating loss of $1.8 million or (7.8%) of revenues, for the six months ended September 30, 1999.

Other Expense, net. Net interest expense totaled $4.6 million, or 25.9% of revenues for the six months ended September 30, 2000 as compared to $3.7 million, or 15.8% of revenues for the six months ended September 30, 1999. The increase in interest expense is attributable to an increase in borrowings and an increase in the overall interest rates in the credit agreement. Interest expense also includes fees associated with the debt restructuring of approximately $606,000.

Benefit for Income Taxes. The effective tax rate decreased to 0.5% of loss before taxes for the six months ended September 30, 2000 as compared to 34.2% of loss before taxes for the six months ended September 30, 1999. The amount of change in the tax rate is due to the fact that the Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization.

Net Loss. As a result of the foregoing, the net loss as reported increased $7.8 million, or 201.8%, to a net loss of $11.7 million, or (66.8)% of revenues for the six months ended September 30, 2000 as compared to a net loss of $3.9 million, or (16.5)% of revenues for the six months ended September 30, 1999.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 1998 and November 2000 was a total of $140,000 for the six months ended September 30, 2000.

Gain on Extinguishment of Preferred Stock. This represents the excess of the value of the Series A Mandatory Redeemable Preferred Stock over the fair value of the common stock and warrants exchanged.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $6.1 million or 152.7% to $10.1 million ($0.27 per share) or (57.4)% of revenue. This compares to the six months ended September 30, 1999 of a loss of $4.0 million ($0.19 per share) or (17)% of revenue.

ANALYSIS OF BACKLOG

         Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 2000, the Company had a backlog of approximately $39.0 million, comprised of $18.4 million from FATS international customers, $5.9 from Simtran's Canadian customers and $14.7 million from FATS U.S. military and law enforcement customers. Approximately $21.6 million of the contracted orders are scheduled for delivery during fiscal year 2001.

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

         Management's plans in response to the above objectives (1) continue to further reduce cost and reinforce cost control measures to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) improve inventory turns and lower inventory investment; and (5) negotiate more favorable contract terms and conditions to reduce extended or prolonged payment cycles. The Company believes that this business strategy may achieve positive operating results provided that the Company continues to aggressively collect its receivables on a timely basis. There can be no assurances that this strategy, and the objectives cited above, will be successful or that those revenue and cash flow projections can be assumed.

         As of September 30, 2000, the Company had working capital of $15.8 million compared to $23.0 million as of September 30, 1999. The Company's spending for its fiscal quarter ended September 30, 2000 for capital expenditures was $0.4 million. This expenditure was primarily for marketing product demonstration equipment.

         The Company had a net increase in cash and cash equivalents of $0.5 million for the six months ended September 30, 2000 compared to a net decrease of $1.6 million for the six months ended September 30, 1999. For the period ended September 30, 2000, the Company's operating activities generated cash of approximately $0.7 million.

CONCENTRATION OF CREDIT RISK

         At September 30, 2000, approximately $4.0 million in accounts receivable or 58.7% of total accounts receivable was due from the Company's top ten customers, of which approximately $2.8 million was secured by performance letters of credit. The remaining $1.2 million is due from governmental entities.

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

CERTAIN FORWARD LOOKING STATEMENTS

         This Form 10-Q may contain statements that may constitute "forward-looking statements". Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The foregoing forward-looking statements are subject to a number of factors, which could cause actual results to differ as described above. No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions. These statements are only as of the date of this Form 10-Q.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number            Description
--------          -------------------------------------------------------------

10.29-02 Amended employment agreement dated as of November 1, 2000 between the Company and John A. Morelli.

10.29-03 Form of Series F stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli.

10.29-04 Form of Series G stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli.

10.29-05 Form of Series H stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli.

10.31 Employment agreement dated as of November 1, 2000 between the Company and Robert F. Mecredy.

10.31-01 Form of Series F stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy.

10.31-02 Form of Series G stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy.

10.31-03 Form of Series H stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy.

11.01 Statement regarding computation of net income per common share.

27.01             Financial Data Schedule. (for SEC use only).

(b)               No reports on Form 8-K were filed during the quarter ended
                  September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 20, 2000


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