Form 10-Q
period 2000-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2001-02-14
CIK 1021770

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


FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                           Yes [X]            No [ ]


      As of February 14, 2001, there were (1) 70,064,734 shares of the Registrant's Class A Common Stock outstanding.

                         FIREARMS TRAINING SYSTEMS, INC.


                                      INDEX





PART I.   FINANCIAL INFORMATION                                      Page Number
                                                                     -----------


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


          Condensed Consolidated Statements of Operations
          Three and nine months ended December 31, 2000 and 1999 ..........  3



          Condensed Consolidated Balance Sheets
          December 31, 2000 and March 31, 2000 ............................  4



          Condensed Consolidated Statements of Cash Flows
          Nine months ended December 31, 2000 and 1999 ....................  5



          Notes to Condensed Consolidated Financial Statements ............  6




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .......................................  8




PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS ............................................... 13



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 13



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



          SIGNATURES....................................................... 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              Three months ended               Nine months ended
                                                                  December 31,                    December 31,
                                                             2000             1999            2000             1999
                                                      ---------------------------------------------------------------
Revenues                                                  $  9,109         $  9,920         $ 26,748         $ 33,444
Cost of Revenues                                             8,249            7,505           24,834           24,067
                                                      ---------------------------------------------------------------
Gross profit                                                   860            2,415            1,914            9,377
Operating expenses:
   Selling, general and administrative expenses              2,863            2,294            7,169            8,443
   Research and development expenses                         1,213            1,115            3,684            2,641
   Depreciation and amortization                               587              605            1,764            1,725
   Impairment of long-lived assets                           1,244               --            1,244               --
                                                      ---------------------------------------------------------------
     Total operating expenses                                5,907            4,014           13,861           12,809

       Operating loss                                       (5,047)          (1,599)         (11,947)          (3,432)

Other expense, net:
   Interest expense, net                                       (64)          (1,866)          (4,635)          (5,586)
   Other expense, net                                            6              (60)            (300)            (407)
                                                      ---------------------------------------------------------------
        Total other expense, net                               (58)          (1,926)          (4,935)          (5,993)

Loss before income taxes                                    (5,105)          (3,525)         (16,882)          (9,425)
Provision (benefit) for income taxes                            54           (1,022)              (8)          (3,040)
                                                      ---------------------------------------------------------------

Net loss                                                    (5,159)          (2,503)         (16,874)          (6,385)

Accretion of preferred stock                                   (57)             (64)            (197)            (189)
Gain on extinguishment of Preferred Stock                       --               --            1,729               --
                                                      ---------------------------------------------------------------

Net loss applicable to common shareholders                $ (5,216)        $ (2,567)        $(15,342)        $ (6,574)
                                                      ===============================================================

Basic loss per common share                               $  (0.07)        $  (0.12)        $  (0.32)        $  (0.32)
                                                      ===============================================================

Diluted loss per common share                             $  (0.07)        $  (0.12)        $  (0.32)        $  (0.32)
                                                      ===============================================================

Weighted average common shares outstanding-basic            69,942           20,767           48,270           20,753
                                                      ===============================================================

Weighted average common shares outstanding-diluted          69,942           20,767           48,270           20,753
                                                      ===============================================================


The accompanying notes are an integral part of these condensed consolidated statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         December 31,         March 31,
                          ASSETS                                 2000              2000
-------------------------------------------------------     ---------         ---------
Current assets:
  Cash and cash equivalents                                 $   1,135         $   1,886
  Restricted cash                                                 647             1,342
  Accounts receivable, net                                     12,043             6,667
  Income Tax Receivable                                            --             1,177
  Unbilled Receivable                                           3,076             4,386
  Inventories                                                  14,866            16,369
  Prepaid expenses and other current assets                       574               628
                                                            ---------         ---------
                   Total current assets                        32,341            32,455

Property and equipment, net                                     3,242             4,856
Deferred financing costs, net                                      --             2,200
Goodwill, net                                                   1,202             2,064
                                                            ---------         ---------
                       Total assets                         $  36,785         $  41,575
                                                            =========         =========


          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $   4,056         $   2,413
  Accrued liabilities                                           5,191             7,338
  Deferred revenue                                              5,434             1,013
  Warranty and Contract Costs Provision - Current               3,096               671
                                                            ---------         ---------
                   Total current liabilities                   17,777            11,435

Long-term debt                                                 44,056            73,772
Noncurrent deferred income taxes                                  327               319
Warranty and Contract Costs Provision - Non-current             1,770                --
Other noncurrent liabilities                                      907               903
                                                            ---------         ---------
Total liabilities                                              64,837            86,429

Mandatory redeemable preferred stock                           26,985             3,347

Stockholders' deficit:                                             --
  Class A common stock                                             --                --
  Class B nonvoting common stock                                   --                --
  Unearned compensation                                           (22)             (177)
  Stock warrants                                                  613                --
  Additional paid-in-capital                                  122,252           114,592
  Accumulated deficit                                        (177,920)         (162,578)
  Cumulative foreign currency translation adjustment               40               (38)
                                                            ---------         ---------
               Total stockholders' deficit                    (55,037)          (48,201)
                                                            ---------         ---------
                                                            $  36,785         $  41,575
                                                            =========         =========


The accompanying notes are an integral part of these condensed consolidated statements

                         FIREARMS TRAINING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Nine months ended
                                                                            December 31,
                                                                        2000               1999
                                                                    --------           --------
Cash flows from operating activities:
Net loss                                                            $(15,342)          $ (6,574)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
        Employee stock compensation plan - 401(k)                         51                 64
        Gain on extinguishment of Series A preferred stock            (1,729)                --
        Noncash reduction of debt restructuring liability             (1,171)                --
        Noncash financing cost                                           250                 --
        Amortization of deferred stock-based compensation                155                 --
        Accretion of mandatory redeemable preferred stock                197                189
        Depreciation                                                   1,559              1,337
        Loss on impairment of long-lived assets                        1,244                 --
        Amortization of goodwill                                         205                388
        Amortization of loan costs                                       332                702
        Gain on disposal of assets                                       (16)                --
        Deferred income tax benefit                                        8             (3,209)
        Changes in assets and liabilities:                                --
           Accounts receivable, net                                   (5,383)            10,011
           Unbilled receivables                                        1,265             (2,878)
           Inventories                                                 1,494                980
           Prepaid expenses and other current assets                      52               (103)
           Accounts payable                                            1,646             (1,468)
           Accrued Liabilities                                         4,209             (1,429)
           Income Taxes payable / receivable                           1,293              1,992
           Noncurrent liabilities                                       (256)               454
           Deferred revenue                                            4,681               (110)
           Contract Costs Provision                                    4,200                 --
                                                                    --------           --------
              Total adjustments                                       14,286              6,920
                                                                    --------           --------
              Net cash provided by (used in)
                operating activities                                  (1,056)               346
                                                                    --------           --------
Cash flows from investing activities:
        Change in restricted cash                                        695               (825)
        Additions to Property and Equipment, net                        (571)            (1,344)
                                                                    --------           --------
              Net cash used in investing activities                      124             (2,169)
                                                                    --------           --------
Cash flows from financing activities:
        Proceeds from long-term borrowing                                 --              3,182
        Repayments of long-term debt                                      --             (1,700)
        Deferred financing costs                                          --               (294)
                                                                    --------           --------
              Net cash used in financing activities                       --              1,188
                                                                    --------           --------
Effect of changes in foreign exchange rates                              181               (138)
                                                                    --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents                    (751)              (773)
Cash and Cash Equivalents at the Beginning of the Period            $  1,886           $  2,805
                                                                    --------           --------
Cash and Cash Equivalents at the End of the Period                  $  1,135           $  2,032
                                                                    ========           ========

Supplemental disclosures of cash paid (received) for:
        Interest                                                    $    619           $  4,330
                                                                    --------           --------
        Income taxes                                                $ (1,442)          $     --
                                                                    ========           ========

The accompanying notes are an integral part of these condensed consolidated statements

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 2000.


2. INVENTORY.

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):


                    December 31,        March 31,
                            2000             2000
                         -------          -------
Raw materials            $ 7,274          $ 8,507
Work in process            5,989            6,133
Finished Goods             1,603            1,729
                         -------          -------
   Total                 $14,866          $16,369
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

4. LONG-TERM DEBT

     At December 31, 2000 and March 31, 2000, long-term debt consisted of the following (in thousands):


                               December 31,        March 31,
                                       2000             2000
                                    -------          -------
Tranche A Loan                      $    --          $17,300
Tranche B Loan                           --           32,600
Revolving Credit Facility                --           20,872
Revolving Promissory Note                --            3,000
Long-term debt - Senior              12,000               --
Long-term debt - Junior              24,153               --
Long-term Accrued Interest            7,903               --
                                    -------          -------
   Total                            $44,056          $73,772
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

     The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. As of December 31, 2000, $7,903,000 and $4,871,000 of the liability remained and is included in long-term debt and mandatory redeemable preferred stock, respectively, on the accompanying balance sheet. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as noncash reduction of debt restructuring liability on the accompanying statements of cash flows.

     Expenses relating to the restructuring, including the $250,000 funding fee related to the Revolving Promissory Note, totaled approximately $825,000 for the period ended December 31, 2000 and are included in interest expense in the accompanying statement of operations.


5. RELATED PARTY TRANSACTIONS

     The Company has entered into a consulting agreement with a company in which a board member has an ownership interest. The consulting company's main focus is to provide managerial and strategic guidance in accordance with the terms of the Restructure Agreement. As of December 31, 2000, the Company incurred fees of $181,284 for consulting services under the agreement.


6. WARRANTY AND CONTRACT COST PROVISION


         An accrual of approximately $1.5 million was recorded for the third quarter, $4.2 million for the fiscal year, associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are primarily due to recent increases in costs associated with delivery of products. The additional costs were not originally anticipated at the time the warranty program or related contract were entered into. The Company's estimates that the related revenue from these programs is no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable.


7. STOCK OPTION GRANTS

     The Company granted 1,170,000 options to senior management, which were approved by the shareholders on December 15, 2000 at the Annual Shareholder's Meeting. These options may result in future stock compensation expense to the Company.


8. IMPAIRMENT OF ASSETS

     During the third quarter of fiscal year 2001, management began an evaluation of the operations of Simtran Technologies ("Simtran"), the Company's Canadian subsidiary, in response to Simtran's declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. Management then recorded an impairment loss equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows. The loss of $1,244,000 is included in the accompanying statements of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K for the fiscal year ended March 31, 2000.


RESTRUCTURE TRANSACTION

    The financial statements for the nine months ended December 31, 2000 reflect the effects of the Restructure Transaction described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

    On August 25, 2000, the Company, its lenders and the Centre Entities completed a restructuring transaction, which significantly reduced the Company's outstanding indebtedness.

     In connection with the restructuring, the Company and holders of its outstanding debt and preferred stock exchanged all such debt and preferred stock for the following:

o A new senior secured revolving credit line in the amount of approximately $882,000 to support existing letters of credit and future working capital requirements.

o $12 million of senior secured debt with cash interest payable at prime plus 1% and no principal payments due until maturity in 2003, with a one year extension at the Company's option.

o $23 million of junior secured debt with 10% interest payable in additional notes or cash, depending on the Company's profitability, and no principal payments until maturity in 2003, with a one year extension at the Company's option.

o Approximately $21 million of new preferred stock with a 10% cumulative dividend rate payable in additional shares of preferred stock. The Company must redeem this new preferred stock when junior secured debt is repaid.

o 48,695,212 additional shares of Class A Common Stock. As a result of this share issuance, the Company's senior lenders have the power to vote a majority of the Company's voting common stock.

o Warrants to purchase 2,000,000 shares of Class A Common Stock with an exercise price of $0.25 issued to the Centre Entities.

o Amended warrants already held by the Centre Entities to purchase 3,246,164 shares of Class A Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock and making a slight adjustment in the original exercise price of $1.03 per share.



RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and 1999:

Net Revenues. Revenues decreased $0.8 million, or (8.1%), to $9.1 million for the three months ended December 31, 2000 as compared to the $9.9 million for the three months ended December 31, 1999. Sales to U.S. military customers for the three months ended December 31, 2000, increased by $2.4 million, or 266.7%, to $3.3 million. Sales to U.S. law enforcement customers for the three months ended December 31, 2000 increased $0.2 million, or 13.3%, to $1.7 million. Sales to international customers for the three months ended December 31, 2000 decreased $3.2 million, or (44.4%), to $4.0 million, primarily due to contracts being completed coupled with delays in follow-on awards for contracts in Canada which have been recently received.

Cost of Revenues. Cost of revenues increased $0.7 million, or 9.3%, to $8.2 million for the three months ended December 31, 2000 as compared to $7.5 million for the three months ended December 31, 1999. As a percentage of revenues, cost of revenues increased to 90.1% for the three months ended December 31, 2000 as compared to 75.8% for the three months ended December 31, 1999. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues available to cover the fixed portion of cost of goods sold and additional accruals recorded in the third quarter of Fiscal Year 2001 related to certain international contracts. These accruals amounted to approximately $1.5 million and are associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are being generated primarily due to recent increases in costs associated with delivery of products. The additional costs were not originally anticipated at the time the warranty program or related contract was entered into. The Company estimates that the related revenues from these programs are no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable.

Gross Profit. As a result of the foregoing, gross profit decreased $1.5 million, or (62.5%), to $0.9 million, or 9.9% of revenues, for the three months ended December 31, 2000 as compared to $2.4 million, or 24.2% of revenues, for the three months ended December 31, 1999.

Total Operating Expenses. Total operating expenses increased $1.9 million, or 47.5%, to $5.9 million for the three months ended December 31, 2000 as compared to $4.0 million for the three months ended December 31, 1999. As a percentage of revenues, total operating expenses increased to 64.8% for the three months ended December 31, 2000 as compared to 40.4% for the three months ended December 31, 1999. Selling, general and administrative ("SG&A") expenses increased $0.6 million or 26.1%. This increase in SG&A is due primarily to recognition of severance costs for senior management reductions and relocation of DART's operations from Colorado to Georgia, and a reclassification of consulting fees related to the restructured credit agreement. Research and development ("R&D") expenses increased $0.1 million primarily attributable to the Company's expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense remained constant. Operating expenses increased due to an impairment loss of $1.2 million recorded during the third quarter of fiscal year 2001. During the quarter, management began an evaluation of the operations of Simtran in response to Simtran's declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. Management then recorded an impairment loss equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows.

Operating Loss. As a result of the foregoing, operating losses increased $3.4 million, or 212.5%, to a loss of $5.0 million, or 54.9% of revenues, for the three months ended December 31, 2000 as compared to an operating loss of $1.6 million or 16.2% of revenues, for the three months ended December 31, 1999.

Other Expense, net. Net interest expense totaled $0.1 million, or 1.1% of revenues for the three months ended December 31, 2000 as compared to $1.9 million, or 18.8% of revenues for the three months ended December 31, 1999. The decrease in interest expense is attributable to decreased borrowings after the debt restructure was completed as well as the noncash reduction in the debt restructuring liability which is being amortized to interest expense over the term of the new borrowings (See Note 4 to the financial statements).

Benefit for Income Taxes. The provision for income taxes increased to $54,000, or 1.1%, of loss before taxes for the three months ended December 31, 2000 as compared to a benefit of ($1,022) million, or 29.0%, of loss before taxes for the three months ended December 31, 1999. The change is due to the fact that the Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization.

Net Loss. As a result of the foregoing, the net loss as reported increased $2.6 million, or (104.0%), to a net loss of $5.1 million, or 56.0% of revenues for the three months ended December 31, 2000 as compared to a net loss of $2.5 million, or 25.3% of revenues for the three months ended December 31, 1999. Net loss prior to a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran would have resulted in a net loss of $3.9 million, or 42.9% of revenues.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued August 2000 was a total of $57,000 for the three months ended December 31, 2000, net of amortization of the debt restructuring liability (See
Note 4 to the financial statements).

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $2.6 million or 101.1% to $5.2 million ($0.07 per share) or 56.7% of revenue. This compares to the three months ended December 31, 1999 of a loss of $2.6 million ($0.12 per share) or 25.9% of revenue. Net loss prior to a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran would have resulted in a net loss of $4.0 million, or 44.0% of revenues.



Nine Months Ended December 31, 2000 and 1999:

Net Revenues. Revenues decreased $6.7 million, or (20.1%), to $26.7 million for the nine months ended December 31, 2000 as compared to the $33.4 million for the nine months ended December 31, 1999. Sales to U.S. military customers for the nine months ended December 31, 2000, increased by $3.0 million, or 83.3%, to $6.6 million. Sales to U.S. law enforcement customers for the nine months ended December 31, 2000 increased $1.2, million, or 27.3% to $5.6 million. Sales to international customers for the nine months ended December 31, 2000 decreased $10.5 million, or (43.6%), to $13.6 million, primarily due to completion of contracts in Australia and Canada.

Cost of Revenues. Cost of revenues increased by $0.8 million, or 3.3%, to $24.8 million for the nine months ended December 31, 2000 as compared to $24.0 million for the nine months ended December 31, 1999. As a percentage of revenues, cost of revenues increased to 92.9% for the nine months ended December 31, 2000 as compared to 71.9% for the nine months ended December 31, 1999. The increase in cost of revenues as a percentage of revenues is attributable to the lower volume of revenues available to cover the fixed portion of cost of goods sold and additional accruals recorded in the second and third quarters of Fiscal Year 2001 related to certain international contracts. This accrual amounted to approximately $4.2 million and is associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are being generated primarily due to recent increases in costs associated with delivery of products and warranty services. The additional warranty costs were not originally anticipated at the time the program or related contract was entered into. The Company estimates that the related revenues from these programs are no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable.

Gross Profit. As a result of the foregoing, gross profit decreased $7.5 million, or (79.8%), to $1.9 million, or 7.1% of revenues, for the nine months ended December 31, 2000 as compared to $9.4 million, or 28.1% of revenues, for the nine months ended December 31, 1999.

Total Operating Expenses. Total operating expenses increased $1.1 million, or 7.8%, to $13.9 million for the nine months ended December 31, 2000 as compared to $12.8 million for the nine months ended December 31, 1999. As a percentage of revenues, total operating expenses increased to 51.7% for the nine months ended December 31, 2000 as compared to 38.3% for the nine months ended December 31, 1999. Selling, general and administrative ("SG&A") expenses decreased $1.2 million or (14.3%). This decrease in SG&A is due primarily to improved management of time and resource allocations and a one-time charge for deferred compensation associated with severance pay to the former President and CEO that was included in the nine months ended December 31, 1999. Research and development ("R&D") expenses increased $1.1 million primarily attributable to the Company's expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense increased due to additional capital expenditures. Operating expenses also increased due to an impairment loss of $1.2 million recorded during the third quarter of fiscal year 2001. During the quarter, management began an evaluation of the operations of Simtran in response to Simtran's declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. Management then recorded an impairment loss equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows.

Operating Loss. As a result of the foregoing, operating loss increased $8.5 million, or 250.0%, to a loss of $11.9 million, or (44.6%) of revenues, for the nine months ended December 31, 2000 as compared to an operating loss of $3.4 million or (10.2%) of revenues, for the nine months ended December 31, 1999.

Other Expense, net. Net interest expense totaled $4.6 million, or 17.2% of revenues for the nine months ended December 31, 2000 as compared to $5.6 million, or 16.8% of revenues for the nine months ended December 31, 1999. The decrease in interest expense is attributable to decreased borrowings after the debt restructure was completed. Interest expense also includes fees associated with the debt restructuring of approximately $606,000.

Benefit for Income Taxes. The benefit for income taxes increased to $8,000, or 0.1%, of loss before taxes for the nine months ended December 31, 2000 as compared to $3,040,000, or 32.3%, of loss before taxes for the nine months ended December 31, 1999. The amount of change in the benefit is due to the fact that the Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization.

Net Loss. As a result of the foregoing, the net loss as reported increased $10.5 million, or 162.5%, to a net loss of $16.9 million, or 62.9% of revenues for the nine months ended December 31, 2000 as compared to a net loss of $6.4 million, or 19.2% of revenues for the nine months ended December 31, 1999. Net loss prior to a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran would have resulted in a net loss of $15.7 million, or 58.8% of revenues.

Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 2000 was a total of $197,000 for the nine months ended December 31, 2000.

Gain on Extinguishment of Preferred Stock. This represents the excess of the value of the Series A Mandatory Redeemable Preferred Stock over the fair value of the common stock and warrants exchanged.

Net Loss applicable to common shareholders. The loss applicable to common shareholders increased $8.7 million or 131.8% to $15.3 million ($0.32 per share) or 57.3% of revenue. This compares to the nine months ended December 31, 1999 of a loss of $6.6 million ($0.32 per share) or 19.8% of revenue. Net loss prior to a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran would have resulted in a net loss of $14.1 million, or 52.8% of revenues.



ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of December 31, 2000, the Company had a backlog of approximately $36.5 million, comprised of $16.3 million from FATS international customers, $4.5 from Simtran's Canadian customers and $15.7 million from FATS U.S. military and law enforcement customers. Approximately $15.1 million of the contracted orders are scheduled for delivery during fiscal year 2001.



LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

     The Company's principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered into a restructured Credit Agreement which provides approximately $882,000 to support letters of credit and future working capital requirements. The terms of the new Credit Agreement are favorable to the extent that principal payments are deferred for three years to the maturity date of the note and interest payments have been significantly reduced to coincide with the reduction in remaining debt. The Company's primary source of liquidity and capital resources is presently limited to cash that may be generated from its operating activities. The Company's future operations may be constrained unless it can continue to achieve additional revenues necessary to finance working capital needs.

     The Company's continuation as a going concern is subject to several business and market risks. The risks are (1) the Company must generate sufficient cash from existing and new contracts in order to discharge its interest obligations in a timely manner and continue to expand its product line;
(2) the Company must execute planned deliveries in backlog; and (3) the Company must continue to aggressively collect its receivables on a timely basis.

     Management will continue to do the following: (1) remain focused on revenue maximization of standard products with higher margin potentials; (2) continue to negotiate favorable contract terms and conditions to reduce extended or prolonged payment cycles; (3) continue to further manage cost and reinforce cost control measures to assure operations are conducted in the most cost efficient manner; (4) improve inventory turns and lower inventory investment; (5) minimize capital expenditures in non-strategic areas. The Company believes that this business strategy may achieve positive operating results provided that the Company continues to aggressively collect its receivables on a timely basis. There can be no assurances that these strategies will be achieved or that certain revenues and cash flow projections can be assumed.

     As of December 31, 2000, the Company had working capital of $14.6 million compared to $21.0 million as of March 31, 2000. The Company's spending for its fiscal quarter ended December 31, 2000 for capital expenditures remained constant.

     The Company had a net decrease in cash and cash equivalents of $0.8 million for the nine months ended December 31, 2000 compared to a net decrease of $0.8 million for the nine months ended December 31, 1999. For the period ended December 31, 2000, the Company's operating activities used cash of approximately $1.0 million.


CONCENTRATION OF CREDIT RISK

     At December 31, 2000, approximately $8.3 million in accounts receivable or 68.9% of total accounts receivable was due from the Company's top ten customers, of which approximately $5.2 million was secured by letters of credit. The remaining $3.1 million is due from governmental entities.


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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


     The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.

     The Company reported the award of a $12.5 million contract from the Defense Threat Reduction Agency ("DTRA") in a January 10, 2001 press release. Subsequent to that award, Advanced Interactive Systems filed a protest of the award with the United States General Accounting Office ("GAO"). On January 22, 2001, as a result of the protest action, and in accordance with Federal Acquisition Regulations, DTRA issued the Company a Stop Work Order. Work on this contract will remain in abeyance pending resolution of the protest. The rules governing GAO protest actions allow the GAO up to 100 days from the initial filing to resolve the protest issues.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On December 15, 2000 the Company held its Annual Stockholders' Meeting at its headquarters in Suwanee, GA. At this meeting 68,956,146 votes, representing 98.6% of eligible votes, were represented at this meeting.

     The following proposals were submitted to the security holders for vote:

     (1) Election of three directors. Messrs. Robert F. Mecredy, Scott Perekslis and Ronald C. Whitaker were nominated for election to the board of directors. This proposal received 99.1% of the eligible votes cast to affirm their election to the board.

     (2) To approve an increase in the number of shares available for issuance under the Company's Stock Option Plan from 2,490,000 to 7,500,0000 shares. This proposal received 87.8% of the eligible votes cast to affirm the increase in shares.

     (3) To vote, in the proxies' discretion, upon such other business as may properly come before the meeting or other postponement or adjournment thereof. This proposal received 88.6% of the eligible votes cast to affirm the proxies' discretion as such. No other business came to a vote.



ITEM 5.  OTHER INFORMATION


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (v) a significant and increasing proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the potential for increased competition; (vii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and
(viii) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 2000 under the caption Part I and in the Company's Prospectus under the caption "Risk Factors".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits

          The following documents are filed with this report as exhibits:




Exhibit
Number    Description
-------   ----------------------------------------------------------------------


11.01     Statement regarding computation of net income per common share.


(b)       No reports on Form 8-K were filed during the quarter ended December
          31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  February 14, 2001


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