Form 10-K
period 2001-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2001-06-29
CIK 1021770

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------

      (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21773


                         FIREARMS TRAINING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                57-0777018
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or organization)


         7340 MCGINNIS FERRY ROAD                      30024
             SUWANEE, GEORGIA                        (Zip Code)
 (Address of principal executive offices)

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

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2001: $3,193,990 (based on 10,303,192 shares of non-affiliates Class A common stock outstanding at $0.31 per share; the last sale price on the Over-The-Counter Bulletin Board ("OTC:BB") on June 27, 2001)

    As of June 27, 2001, there were issued and outstanding 70,153,139 shares of Class A Common Stock, par value $0.000006 per share.

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


ITEM 1.  BUSINESS

RESTRUCTURE TRANSACTION

         On August 25, 2000, the Company, its lenders and its largest shareholders (a group of entities affiliated with Centre Partners Management LLC (the "Centre Entities") completed a restructuring transaction, which significantly reduced the Company's outstanding indebtedness.

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

- 48,695,212 additional shares of Class A Voting Common Stock (the "Class A Common Stock"). As a result of this share issuance, the Company's senior lenders have the power to vote a majority of the Company's voting common stock. See Change of Control.

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

CHANGE OF CONTROL

         In connection with the Restructure, 40,235,548 shares of Class A Common Stock constituting 58.53 % of the Class A Common Stock as of August 31, 2000 were issued to the Lenders under the Company's senior credit agreement (the "Senior Credit Agreement"), as partial consideration of the exchange by the Lenders of the Company's senior indebtedness at March 31, 2000 as follows:

(1) CLASS A VOTING COMMON STOCK          (2) NAME OF BENEFICIAL OWNER        (3) NUMBER OF SHARES      (4) PERCENT OF CLASS AS
                                                                             BENEFICIALLY OWNED        OF AUGUST 31, 2000
Class A Voting Common Stock              Bank of America(1)                   12,307,203 shares                  17.90 %
Class A Voting Common Stock              BHF Capital Corporation(1)            7,100,391 shares                  10.33 %
Class A Voting Common Stock              U.S. Bank National Association(1)     4,260,375 shares                   6.20 %
Class A Voting Common Stock              First Source Financial LLP(1)         9,467,188 shares                  13.77 %
Class A Voting Common Stock              Centre Entities(2)                    7,100,391 shares                  10.33 %


(1) Form 13-D's filed by the first four listed entities below on September 6, 2000 indicate that the following additional entities affiliated with the respective named party also claim beneficial ownership of such entity's shares:
(a) Bank of America, N.A.: Bank of America Corporation and NB Holdings Corporation; (b) BHF (USA) Capital Corporation: ING Groep NV, BHF Bank Aktiengesellschaft, and BHF (USA) Holdings, Inc.; and (c) First Source Financial
LLP: Dominion Resources, Inc., Dominion Capital, Inc., Virginia Financial Ventures, Inc., and N.H. Capital, Inc.

(2) The foregoing shares are registered in the names of various of the Centre Entities and were received as a result of the acquisition by such entities of the senior obligations held by one member of the original Lender group.

         All of the foregoing shares are held pursuant to a Voting and Stock Restriction Agreement dated as of April 1, 2000 (the "Voting Agreement") and entered into on August 25, 2000 whereby the Lenders agreed to vote such shares as determined by Lenders holding a majority of the commitments to provide revolving credit advances (the "Required Lenders") and granted an irrevocable proxy to Bank of America, N.A., the Agent, to vote as so directed. In addition, three of the four Directors of the Company affiliated with the Centre Entities resigned. The Required Lenders agreed for so long as the Voting Agreement was in effect to vote their shares for election of one qualified person affiliated with the Centre Entities nominated by the Centre Entities to the Board of Directors such that one such person was serving on the Board at all times. The Centre Entities also agreed to cooperate with the Lenders to identify and urge the selection of mutually acceptable, qualified candidates to constitute a majority of the current Board of Directors to serve in the interim before the next election of Directors. In addition, all parties agreed to cooperate to identify and urge the selection of a mutually acceptable, qualified candidate to serve as an active Chairman of the Board of Directors and to give due consideration in that regard to selection of a representative of the management consultant required to be retained by the Company pursuant to the Senior Credit Agreement.


COMPANY OVERVIEW

         Over its 17-year history, FATS(R) has developed over 200 types of simulated weapons, manufactured and delivered over 30,000 simulated weapons, developed over 1,000 training scenarios, and has delivered over 4,000 simulators to 50 countries. FATS continues to be a world leader in the development and production of interactive simulation systems designed to provide training for and in the use of small and supporting arms for dismounted and mounted military operations, and judgmental and use of force for law enforcement and military peacekeeping activities. The Company has broadened its array of products to accommodate the current tactics, training and equipment available to both law enforcement and military communities. Examples include the provision of simulators and courseware to support indirect fire, less than lethal weapon applications, and multiple room engagements. Every system features embedded capabilities to support customer authoring of scenarios and comprehensive performance evaluation. Keeping pace with national and international concerns, FATS has added significant improvements to courseware and software that focus on situations that require extraordinary judgment - including operations in peace keeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in all environments - in most cases allowing the customers to utilize their organic night vision equipment.

         FATS software and hardware technologies have evolved along with advances in the computer industry. Recognizing that commercial technological capabilities are moving faster than any one company can replicate, the Company takes advantage of commercially available off the shelf ("COTS") components that ensure reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This philosophy seeks to provide each customer the best technical and economical solutions for its training needs while providing options for life cycle management of their systems. FATS also partners with each customer to ensure that each training solution is complete, integrated and functional from the embedded technology and courseware to the unique language requirements. The goal is to ensure that each simulated firearm or weapons system is integrated and compatible with the customer's training programs and replicates precise weapon ballistic data, desired environmental effects, and target damage realism. The Company has focused its sales efforts for small arms simulators primarily in the U.S. and international military and law enforcement market through its principal facilities near Atlanta, Georgia. Larger gunnery simulation systems are developed and manufactured by its Canada based subsidiary, Simtran Technologies, located in Montreal, Canada. Simtran contracts to develop and deliver four unique products: an air defense missile trainer; an appended armored vehicle crew trainer; a stand-alone armored vehicle crew trainer: and, an appended light armored vehicle crew trainer. Other smaller subsidiaries located in the United Kingdom, the Netherlands, Singapore and Australia provide sales, service and limited manufacturing support.


INDUSTRY OVERVIEW

         While the simulation industry has principally been focused on large weapon systems such as flight simulators and large, expensive mainframe computing simulations, FATS has focused on the application of affordable technology for individual and small unit gunnery and use of force requirements. FATS has developed low cost simulators with high fidelity graphics that provide training in realistic environments. During the last few years, rapid advancements in commercial computer technology have allowed replacement of FATS-proprietary approach with commercial technology that supports the need to meet contemporary combat training objectives. FATS simulators use highly interactive three-dimensional computer-generated scenarios that allow battles to take place in virtual environments with computer-generated "semi-automated forces".

         FATS has teamed with law enforcement agencies to develop courseware and training tools that assist "first responders" for today's challenges with techniques that seek to teach a measured correct response.

         FATS understands that the current military climate of joint and combined operations is very complex, and has developed, and continues to improve its capability to interface with other types of simulators through the use of networking techniques as confirmed by recent certification as High Level Architecture (HLA) compliant. Management believes that no company is better suited for this - given FATS' international deployment of systems. FATS currently enables forces of varied countries to rehearse incident reaction at home station prior to deployment to areas where peacekeeping and law enforcement types of actions can easily escalate to full-scale military operations. FATS systems have proven well suited for these situations as evidenced through the several years of use by numerous customers before and during deployments to theaters of operation including Somalia, Bosnia and Kosovo.

         Because more military and law enforcement agencies are deployed throughout the world today than at any other time in history, with different missions and methods to respond, management believes that the focus of the Company on simulation of state of the art munitions, weaponry and tactics will increase the use of simulation both in preparation for operations and for sustainment training once deployed. In the law enforcement arena, social issues centered on levels of force used by police and increased school violence all require extraordinary training. Political and social unrest, expansive media coverage coupled with the increasing application of technology to apply measured responses are adding daily challenges to operating force personnel. . Today, the professionals put in these environments have more tools available than they have time to train, making simulation more a necessity than a desired supplement. Management believes that FATS is well positioned to take advantage of these conditions.


PRODUCTS

         The corporation offers an entire spectrum of products to meet the training needs of our customers, ranging from small handguns to armored vehicle and missile system weaponry. Appropriate software, courseware and scenarios accompany all our products. The entire product line has evolved and now uses the latest technology that allows customers to develop their own training materials or courseware using the simulator. COTS components ensure that each product is capable of being upgraded as technology advances by means of the most affordable and cost effective strategy for the customer. Each user interface is customized to the owner requirements incorporating operator friendly applications common to computing such as keyboard and mouse actions by following simple prompts during operation and training on the system.

         Simulators. The major simulator products encompass Law Enforcement Judgmental Trainers, Military Small Arms Trainers, Indirect Fire Trainers, deployable appended and standalone Armored Vehicle Trainers, Missile Trainers, Naval Shipboard Trainers (including large bore cannons), Live Fire systems, and Sportsman Archery and Firearms Handling Trainers. Hardware and software components have been standardized across multiple FATS product lines, to ensure that system compatibility in maximize and supportability requirements are minimized and reasonable. The Company has the capability to utilize many means to deliver visual imagery including laser disc, DVD and computer-generated imagery. Images can be displayed on standard computer monitors or on large screens ranging from 10 to 50 feet and surround screen up to 150x45-degrees.

         Small Arms Trainer. The FATS small arms trainer ("SAT"), the core product, allows training from individual marksmanship to unit collective training on weapons ranging from pistols through anti-tank missiles. Capabilities encompass archery, sports shooting, live fire, non-lethal weaponry/munitions to include the non-lethal mortar round, OC spray, batons, rubber bullets and bean bag shotgun rounds.. To address the wide range of customer training needs, the SAT offers multiple training modes, including the Marksmanship, Judgmental Video, and 3-D Computer Generated Imagery ("CGI") Collective Training Mode, all of which capitalize on the strengths of various display formats, media, and varying levels of scenario interactivity. This is a versatile trainer offering our customers individual, team, unit and leadership training in safety, basic marksmanship, fire discipline, fire coordination and judgmental decision-making.

         Indirect Fire Trainer. The indirect fire trainer ("IFT") has the capability to accurately portray the call for fire procedures and effects of all artillery, mortars, naval gunfire, close air support, and attack helicopter supporting arms platforms. These systems may be integrated into a combined arms battle space while conducting direct fire engagements against simulated forces. The IFT package further supports the training with real or simulated fire direction center personnel and equipment, and facilitates the use of fully simulated 60mm and 81mm mortars. Forward Observer training is conducted in the 3-dimensional CGI terrain database using all the associated tools available to the observer (maps, modified military binoculars, laser range finders and laser target markers).

         Law Enforcement Trainer. This simulator provides training to the Law Enforcement community from the individual patrolman through the team/section and SWAT teams applying the entire force continuum spectrum of options. Weapons include small arms, semi-automatic weapons, shotguns and non-lethal munitions. Systems begin with the 100DP - low end limited features - to the Weapons Team Engagement Trainer that allows multiple room team engagements. Courseware spans the spectrum of conflict that an officer may encounter, from marksmanship, to hostage rescue/negotiations, to domestic encounters all requiring judgment and measured response. Each system has complete diagnostics and data feedback.

         Weaponry. FATS has fielded over 200 types of simulated weapons with features ranging from stand-alone weapons using simple laser inserts to fully sensored weapons that detect user behavior by measuring data collected from butt pressure, cant of the firearm, trigger pressure, and the actual dispersion of the rounds. Fully sensored weapons with recoil are available with backpacks allowing the student to move more freely than the tethered versions. In the Company's history over 30,000 FATS simulated weapons have been sold.

         Simtran. Simtran offers four unique products: a hand held/shoulder launched anti-armor missile trainers ("EVIGS/TVIGS"); a stand-alone classroom armored vehicle crew trainer ("CCGT"); an air defense crew missile trainer ("JDT"); an appended armored vehicle crew trainer. Simtran is also under contract to upgrade the EVIGS system to include thermal imagery. Simtran's primary focus is on heavy weapons/systems for the military and scenarios are developed and tailored to the customer and are provided in the medium (interactive video, CGI, Dynamic CGI) requested. Simtran's engineering group seeks to control obsolescence and sustain all systems throughout their life cycle. The Company believes the market is not as substantial as once thought and is now in decline.

         Dart. The Company believes Dart's product line of video simulation technology to be a part of the shooting sports industry, which includes portable and mobile firearms and archery applications. Dart plays a role in hunter and sportsman development and training. In FY 2001, the Company consolidated operations of the stand-alone Dart International, Inc. facility in Colorado into a product line of FATS, Inc., based in Suwanee, GA.

TARGET MARKETS

         The Company currently targets three principal market components: (i) U.S. military; (ii) U.S. law enforcement; and (iii) international, which include military and law enforcement authorities. The following table sets forth dollar amounts (in thousands) and percentages of sales for each of the Company's major markets on an historic basis for the fiscal years ended March 31st.

                                    Actual                           Actual                          Actual
                                     FY01                             FY00                            FY99
                           -------------------------        ------------------------        -------------------------
                            Sales               %            Sales               %            Sales               %
                           -------            -----         -------            -----         -------            -----
International              $21,875             52.7%        $27,419             70.5%        $35,615             64.2%
U.S. Military               11,224             27.0%          4,268             11.0%          9,507             17.1%
U.S. Law Enforcement         7,419             17.9%          5,560             14.3%          7,868             14.2%
Hunter / Sports                983              2.4%          1,642              4.2%          2,524              4.5%
                           -------            -----         -------            -----         -------            -----
Total                      $41,501            100.0%        $38,889            100.0%        $55,514            100.0%
                           =======            =====         =======            =====         =======            =====


         International. The Company believes that many international military and law enforcement agencies have begun to recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS systems to customers in more than 40 countries, including Canada, Great Britain, the Netherlands, Italy, Australia, and Singapore. Interest in the Company's products tends to be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades support a decision to purchase the Company's systems. Recent procurement decisions have been supported by FATS expanded capabilities, particularly in the areas that are supported by the Company's introduction of the IFT product and the HLA networking capabilities. See Customers. Unlike the U.S., most other countries have centralized law enforcement organizations. As a result, procurement and purchasing decisions for both military and law enforcement are typically centralized and in some instances both functions are managed through the same command structure. The procurement processes vary substantially depending upon the requirements of the particular jurisdiction.

         For fiscal 2001, 52.7% of the Company's total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.

         U.S. Military. The desire to provide realistic training while significantly reducing costs have been the primary reasons for the adoption of simulation for small and supporting arms training by U.S. military authorities. The relatively high costs of live fire training considering the use of ammunition, wear and tear on weapons, the need to transport soldiers and equipment to the firing range and legal requirements for remediation of environmental damage to the firing range encourages military forces to use simulation to ensure proper readiness. Moreover, according to budget estimates of the U.S. Department of Defense ("DOD") for the Government's fiscal 1999 and 2000, certain elements of the U.S. armed forces have accumulated a substantial shortfall relative to desired inventory levels of ammunition, which shortfall has provided an impetus to certain organizations within the U.S. armed forces to adopt or expand simulation training.

         While all the U.S. military forces have embraced the use of simulation, each major branch of the U.S. military is at a different stage of implementation The U.S. Marine Corps has adopted simulation as a fundamental part of its small arms training activities. In fiscal years 1990, 1995 and again 2000, through competitive bidding, the Company was awarded contracts by the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under GSA, competitive awards and the Company's contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the U.S. General Services Administration ("GSA"). The Company believes that it has been the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Air Force and the U.S. Army. The past year has seen a significant growth in support of the U.S. Army in Europe where the Company now maintains and supports simulators in support of the Army's Deployed Operational Group. The Company is part of a contractor team that was selected for a multi-year contract to support the U.S. Army

Engagement Skills Trainer ("EST") procurement with ECC International as prime contractor and the Company as its sole provider of weapon simulators.

         For fiscal 2001, 27.0% of the Company's total revenues and 57.2% of the Company's U.S. revenues were attributable to sales to U.S. military authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         For fiscal 2001, 17.9% of the Company's total revenues and 37.8% of the Company's U.S. revenues were attributable to sales to U.S. law enforcement authorities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Hunter and Sports Training. The Company has continued to reduce its focus on the U.S. hunter and sports training component of the market. The customers for firearms training in this market component include state and federal hunting agencies, various state agencies and several conservation associations. Given the existence of more than 16,000 firearms dealers in the U.S., the widespread interest in the ownership and use of firearms and the growing desire to find ways of better assuring the safe use of firearms, the Company believes that business opportunities may still exist in the hunter and sports training component of the market.

         For fiscal 2001, 2.4% of the Company's total revenues were attributable to sales in the hunter and sports training component of the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

         Marketing staffs for each company, FATS and Simtran develop business opportunities, capture plans and provide appropriate collateral material. FATS international sales staff is responsible for FATS' products as well as Simtran as both companies serve the same customer base. FATS continues to support the international sales effort with a network of agents and business representatives.


CUSTOMERS

         The Company's principal customers historically have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 52.7% of the Company's revenues for fiscal 2001 were attributable to sales to military and law enforcement authorities internationally, 27.0% were attributable to sales to military authorities in the U.S. and 17.9% were attributable to sales to law enforcement authorities in the U.S. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company's future results of operations and financial condition.

         The following table lists certain of the Company's customers in fiscal 2001 in each of its principal market components:


       U.S. MILITARY                   U.S. LAW ENFORCEMENT                     INTERNATIONAL
       -------------                   --------------------                     -------------

       U.S. Air Force ANG              Ontario Police College                   Carabinieri - Italian Police

       U.S. Air Force Reserves         South Carolina Criminal Justice System   Singapore Army

       U.S. Army                       Texas Department of Public Safety        British Ministry of Defense

         In fiscal 2001, the Company's five largest customers accounted for approximately 34.9% of the Company's revenues, with no customer accounting for more than 10% of revenues. In fiscal 2000, the Company's five largest customers accounted for approximately 58.2% of the Company's revenues, with the Canadian Army and Australian Army accounting for approximately 27.7% and 13.6%, respectively. No other customer accounted for more than 10% of revenues in either period. Given the nature of the Company's contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company's results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.


RESEARCH AND DEVELOPMENT

         The Company engages in the research and development (R&D) of new and enhanced simulation and training technology using internally generated funds. Electrical and mechanical R&D expenditures totaled $4.8 million, $4.0 million and $4.0 million in fiscal 2001, 2000, and 1999, respectively. The Company's R&D efforts are divided into four separate disciplines: electronics, mechanical, training, and audio-visual. The continued success of the Company will depend on its ability to incorporate in its products changing technologies in such areas and to develop and introduce new technology that meets the increasingly sophisticated training needs of the Company's customers. Although the Company continuously pursues research and development, there can be no assurance that it will be successful in adapting technology in a timely fashion.

         The role of mechanical R&D is to design and develop specialized assemblies as required for specific training scenarios per customer needs. Within this discipline are motion platforms training stations which realistically simulate the movement of various land, sea, and air vehicles. Also, the development of specialized system packages as well as electrode/mechanical camera and lens drives controlling flexible lighting environments, which expand and enhance training scenarios.

         Management believes that FATS small arms weapon simulators excel in the simulation industry for fidelity and reliability. The FATS weapon R&D team of engineers and technicians carefully evaluates the operational characteristics and functions inherent in each live weapon to be converted for simulation. These operational characteristics are then replicated within the simulator so as to provide the utmost degree of realism in form, fit, and function. The post development process includes test evaluation to ensure long term reliability and cost effectiveness.

         Electrical R&D combines the engineering disciplines of system, software, hardware, and embedded software design as well as other electro-optical fields to produce programs and equipment responsive to specific training needs. The Company's electrical R&D capabilities include real-time system hardware design object-oriented software design, simulation system development, video and audio, interactive computer generated graphics, High Level Architecture (HLA), display technologies, video special effects, lasers, weapon ballistics, optics, image processing, target modeling and motion simulations. On an ongoing basis, the engineering staff works with training development personnel (subject matter experts) and customers to improve continuously the technology and features of the Company's various product lines and associated training modes offered.

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

         Audio-visual R&D focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs. The Company's audio-visual technology is very important for creating a life-like training environment. The Company has assembled a team of experienced audio-visual engineers, cinematographers and specialists who have pioneered the use of multi-screen projection in small arms simulation.


MANUFACTURING OPERATIONS

         The Company's manufacturing operations are conducted primarily at its Suwanee headquarters near Atlanta, Georgia, and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. in Lincolnshire, England. Simtran's products are manufactured at its facility in Montreal, Canada. Atlanta manufacturing operations are divided into two groups, systems manufacturing and weapons manufacturing. The systems manufacturing group assembles the simulator components of the FATS systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive ISO 9000 certified, quality assurance program. Systems manufacturing occur at the Company's headquarters where electrical assemblers and technicians can assemble 30 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be expanded to 75 simulation computers per month by adding additional personnel, using a second shift or to an even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

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


PRODUCT SUPPORT

         The Company has established a worldwide customer service network consisting of personnel at its Suwanee, Georgia headquarters near Atlanta, Georgia and a Field Service Office on the West Coast. The Company's subsidiaries, subcontractors and agents provide worldwide support. Accessories, parts, service, system upgrades/enhancements and training are available through the 24-hour customer service hotline, or through the customer service electronic mail, either direct or through the Company's web site. The Company's headquarters, and the Company's U.K., Netherlands, Singapore and Australian subsidiaries, maintains an inventory of repair parts, tools, test equipment, and trained technicians to respond to customer requirements. Simtran maintains a fully equipped service department to support its individual product lines and is equipped and trained to support the full Company product line in Canada. Technical assistance is available through the FATS Helpdesk hotline. The Company seeks to provide customer service as quickly as possible after notification by the customer. In addition to its traditional service role, the Company's service department administers a U.S. Government-owned inventory of spare components. This assures that when a U.S. Marine Corps or U.S. Army customer experiences a failure, they are returned to service within 24 to 48 hours by express shipping a spare component from this inventory. This same concept has been applied successfully to support the British Ministry of Defense, the Royal Netherlands Land Army, the Belgian Army, the Swiss Army, the Canadian Department of National Defense, the Australian Department of Defense and the Singapore Military through local subsidiaries.


PROPRIETARY OPERATING SYSTEM; RAW MATERIALS AND SUPPLIERS

         The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. The Company's current products use a Windows-based operating system; however, some of the Company's earlier model simulators use a software operating system known as OS-9 which is an operating system developed and owned by Microware Corporation. The Company has licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term currently expiring October 31, 2001. The Company has begun negotiations to extend the license; however, the Company does not believe that the loss of its OS-9 license would have a material adverse effect on the future conduct of its business operations and financial condition. The Company believes that there are viable alternative sources for all of its raw materials. In addition, the Company has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides the Company with the flexibility to produce a large portion of its principal components if they become unavailable or it becomes economically advantageous to do so.


BACKLOG

         As of March 31, 2001, the Company had a backlog of approximately $55.4 million compared with $25.8 million as of March 31, 2000. Management expects that approximately $41.6 million of backlog will be delivered in fiscal 2002. Revenue from sales of standard products is recorded when title transfers, which is typically upon shipment. Revenue from development programs under contract is recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date (see Note 3 to the accompanying consolidated financial statements). Contracts with U.S. and other governments may generally be terminated by the customer, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company's backlog will result in future revenues. However, these contracts generally provide for reimbursement of actual cost incurred through the date of termination.


COMPETITION

         The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. The Company competes with divisions or subsidiaries of larger companies solely dedicated to simulation for sales of the Company's small and supporting arms simulation products, which currently include indirect fire, air defense and armored vehicles. Principal among the competitors for military business are: CAE Invetron Ltd., a U.K. division of Thales; Short Brothers, a division of Bombardier; Simtech, a subsidiary of TADIRAN; Solatron, a subsidiary of Lockheed Martin; and ECC International. In the U.S. law enforcement and commercial component of the market, the Company's principal competitors include, among others, Advanced Interactive Systems and I.E.S., Incorporated. The international law enforcement component of the market has also seen an increase in competition from small European companies. The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, have contributed to the formation of teaming arrangements by competitors that present potent competitive challenges. Many of FATS' current and potential competitors have significantly greater financial, technical and marketing resources than the Company.


EMPLOYEES

         As of March 31, 2001, the Company and its subsidiaries employed 327 employees, of which 215 were employed at FATS, Inc., 53 were employed at Simtran, 34 were employed at FATS-Australia, and 25 were employed by FATS-Europe. None of the Company's employees are represented by unions. The Company considers relations with its employees to be satisfactory.


GOVERNMENT CONTRACTS AND REGULATION

         Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies that may affect the ability of the Company to increase or even maintain such sales. In particular, the choice of a contractor by a customer may be affected by the size of the contractor, the place of manufacture of the contractor's products or whether the contractor is given preferential consideration based upon socioeconomic factors. Furthermore, contracts with government agencies are conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex public budgetary procedures whose outcome is difficult to predict. In particular, contracts with the U.S. Government are conditioned upon the continuing availability of Congressional appropriations.

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

         The Company has a license from the U.S. Treasury Department's Bureau of Alcohol, Tobacco and Firearms ("ATF") to import destructive devices and certain other materials. This license also authorizes the Company to be a dealer in regulated firearms and other destructive devices. The Company also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company's subsidiaries also have similar licenses in their jurisdictions of incorporation. Any revocation of or refusal to renew the Company's ATF license or any such foreign license could have a material adverse effect on the conduct of the Company's operations and financial condition since it must possess such licenses and comply with ATF regulations in order to import, possess and modify the authentic firearms used in its FATS systems.

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


ITEM 2.  PROPERTIES

                                                  OWNED OR        SQUARE           LEASE          MONTH OF
   FACILITY                LOCATION                LEASED         FOOTAGE       EXPIRATION       EXPIRATION
   --------                --------               --------        -------       ----------       ----------

  FATS, Inc.           Suwanee, Georgia            Leased          98,100           2008             May
  FATS, LTD.        Lincolnshire, England          Leased          12,000           2003             July
  FATS, B.V.        Waardenburg, Netherlands       Leased           4,800           2002            August
    Simtran            Montreal, Canada            Leased          38,800           2001            August
FATS Australia       Lavington, Australia          Leased          10,005           2005           February


         The Company believes its manufacturing, warehouse, and office facilities are suitable, adequate, and afford sufficient manufacturing capacity for current and anticipated requirements. The Company believes it maintains adequate insurance coverage for its properties and their contents.


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

                                     PART II

ITEM 5.  MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Firearms Training Systems, Inc. is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol FATS. Prior to March 8, 2000, the Company's common stock was traded on the NASDAQ Small Cap Market. The listing of the Company's stock was moved from the NASDAQ Small Cap Market as the Company's stock price performance fell below NASDAQ criteria for market capitalization and minimum share price value. During the period August 23, 2000 to October 31, 2000 the Company's stock for the Second and Third Quarters of fiscal year 2001 was not eligible for listing on the OTC:BB and quotations listed were obtained from the web site: http://chart.yahoo.com, based on information supplied by Commodity Systems, Inc. (CSI). As of June 27, 2001, there were 172 holders of record of the Company's common stock. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 2000.

         The table shows the high and low closing prices of the common stock during the period from April 1, 1998 through the year ended March 31, 2001:

                           Quarterly Stock Price Range

                                                 HIGH              LOW
                                             ------------     ------------
                  FISCAL 1999
                ----------------------
                First Quarter                   $ 8.88           $ 2.44
                Second Quarter                    4.00             0.69
                Third Quarter                     3.25             0.75
                Fourth Quarter                    1.75             1.03

                  FISCAL 2000
                ----------------------
                First Quarter                     1.28             0.88
                Second Quarter                    1.00             0.63
                Third Quarter                     0.75             0.44
                Fourth Quarter                    1.13             0.53

                  FISCAL 2001
                ----------------------
                First Quarter                     0.59             0.14
                Second Quarter                    0.55             0.09
                Third Quarter                     0.34             0.08
                Fourth Quarter                    0.27             0.13


         The Company currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the common stock in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors of the Company and will depend upon the Company's earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. The Company's Credit Agreement prohibits the payment of any dividends in respect of the common stock. The closing price of Firearms Training Systems, Inc. (FATS) common stock on June 27, 2001 as reported by OTC:BB, was $0.31 per share.

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

ITEM 6.   SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected financial data of the Company for each of the last five years set forth below have been derived from the Company's consolidated financial statements for each of the five fiscal years ended March 31, 2001, which financial statements have been audited by Arthur Andersen LLP. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the "Index to Financial Statements" (together with the notes and other reports relating to such financial statements).

                                                      FISCAL YEARS ENDED MARCH 31,
                                   ---------------------------------------------------------------------
                                     2001            2000            1999           1998          1997
                                   --------        --------        --------        -------       -------
STATEMENT OF OPERATIONS DATA:
Total Revenue                      $ 41,501        $ 38,889        $ 55,514        $73,547       $90,806
Gross Margin                          7,442           8,200          19,977         39,680        46,592
Gross Margin %                         17.9%           21.1%           36.0%          54.0%         51.3%
Operating Expenses                 $ 19,370        $ 19,275        $ 16,975        $26,553       $19,713
Non-Recurring Expenses                    0            (143)            870              0             0
Operating (Loss) Income             (11,928)        (11,075)          3,002         13,127        26,879
Interest Expense, Net                 4,444           8,056           7,316          5,905         6,069
Other Expense                           257             325             400             97         1,110
Net (Loss) Income                   (14,108)        (18,902)         (3,107)         3,233         9,014
Basic Earnings Per Share              (0.26)          (0.91)          (0.15)          0.16          0.55
Diluted Earnings Per Share            (0.26)          (0.91)          (0.15)          0.15          0.50

BALANCE SHEET DATA:
Working Capital                      15,893          21,020          27,010         18,907        20,350
Total Assets                         32,173          41,575          60,150         56,380        42,121
Total Debt                           43,990          73,772          72,200         63,000        58,600
Stockholders' Deficit                54,086          48,201          29,633         28,231        31,378


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This analysis of the Company's results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of the Annual Report on Form 10K. This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, are forward looking statements. Although the Company believes that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved.

         Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward looking statements contained in this report, the Company believes that it is subject to a number of competition risk factors, including: the inherent unpredictability of currency fluctuations; actions of its competitors, including pricing; the ability to realize cost reductions and operating efficiencies, and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors and those enumerated below in "Liquidity and Capital Resources."


COMPANY OVERVIEW

         The Company is a leading worldwide producer of interactive simulation systems designed to provide training for multiple markets to include the handling and use of small and supporting arms. It also competes in air defense and armored vehicle weaponry; and commercial hunter and sports activities. The Company derives most of its revenue from the sale of its products, which include simulators, simulated firearms, scenarios, integrated software, auxiliary equipment, and service operations. The Company receives commitments for its products and services from its customers largely through purchase orders and contracts principally with governmental entities and law enforcement agencies. Revenues are recognized primarily upon shipment with milestone billings related to contracts recorded as deferred revenue and recognized primarily as units are delivered or on a percentage of completion method for contracts in which significant customized systems development is required and completion and delivery exceeds one year. Service revenues are comprised of revenues from individual purchase orders, which are recognized as services are provided, and revenues from extended service contracts, which are recognized over the life of the service contracts.

         Although the Company sells its products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 34.9%, 58.2% and 62.3% of the Company's revenues in fiscal 2001, 2000, and 1999, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on the Company's revenues and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company's future results of operations and financial condition. Significant portions of the Company's revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2001, 2000, and 1999, approximately 52.7%, 70.5%, and 64.2%, respectively, of the Company's revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance for simulation-based training systems continues to grow and U.S. military orders become less significant. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. The Company, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Certain of the Company's international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations has not been material.

         Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, R&D costs, bid and proposal expenses, plus depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents' commissions, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred and has funded all of its R&D efforts over the past 17 years primarily through internally generated funds.


RESTRUCTURE TRANSACTION

         On August 25, 2000, the Company, its lenders and the "Centre Entities completed a restructuring transaction which significantly reduced the Company's outstanding indebtedness.

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


RESULTS OF OPERATIONS

    The following table sets forth selected data as a percentage of gross revenues for the periods indicated:


                                                                          FISCAL YEAR ENDED MARCH 31,
                                                                     ------------------------------------
                                                                     2001            2000            1999
                                                                     ----            ----            ----

                     Total Revenue                                    100%            100%            100%
                     Gross Margin                                      18%             21%             36%
                     Operating Expenses:
                         Selling, General & Administrative             27%             28%             18%
                         Research & Development                        11%             10%              7%
                         Depreciation and Amortization                  6%              6%              4%
                         Nonrecurring restructuring charge              0%              0%              2%
                         Impairment of Assets                           3%              5%              0%
                                                                     ----            ----            ----
                             Total Operating Expense                   47%             50%             31%
                                                                     ----            ----            ----
                     Operating (Loss) Income                          -29%            -28%              5%
                     Interest Expense, net                             11%             21%             13%
                     Other Expense, net                                 1%              1%              1%
                                                                     ----            ----            ----
                     Net Loss Before Tax                              -40%            -50%             -9%
                     Benefit for Tax                                   -3%             -2%             -3%
                     Accretion of Preferred Stock                       1%              1%              0%
                     Net Loss                                         -34%            -49%             -6%
                     Adjusted EBITDA(1)                               -21%            -18%             10%


(1) Adjusted EBITDA consists of net loss before tax excluding interest expense, net and depreciation and amortization, as further adjusted to exclude non-cash impairment of assets and nonrecurring restructuring charges. This metric is used to evaluate the Company's overall operational performance and should not be considered as an alternative to net loss as a measure of operating results or to cash flow as a measure of liquidity.

         FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2000

         Revenues. Revenues increased $2.6 million, or 6.7%, to $41.5 million for fiscal 2001 as compared to $38.9 million for fiscal 2000. International revenues decreased $5.5 million, or 20.2% to $21.9 million. U.S. Military increased $7.0 million, or 162.9% to $11.2 million. U.S. Law Enforcement increased $1.9 million, or 33.4%, to $7.4 million. Hunter/Sports decreased $0.7 million, or 40.1%, to $1.0 million. Sales in the Hunter/Sports market declined primarily due to an expected softened demand for the product line. Reduced revenues in the International market are primarily due to completion of contracts in Canada and Australia. By contrast, the U.S. Law Enforcement and Military sales increased significantly due to contract awards delayed in fiscal year 2000 being awarded and completed in fiscal 2001 as the Company restructured its debt facilities in August 2000 and renewed confidence of its customers.

         Gross Margin. As a percentage of revenues, cost of revenues increased to 82.1% for fiscal 2001 as compared to 78.9% for fiscal 2000. An accrual of approximately $4.0 million was charged to cost of revenues during the fiscal year associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are primarily due to recent increases in costs associated with delivery of products and warranty services not originally anticipated at the time the warranty program or related contract were entered into. The Company estimates that the related revenue from these programs is no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. As a result of the foregoing, gross margin decreased $0.8 million, or 9.2% to $7.4 million, or 17.8% of revenues, for fiscal 2001 as compared to $8.2 million, or 21.1% of revenues, for fiscal 2000.

         Total Operating Expenses. Total operating expenses remained constant at $19.3 million for fiscal 2001. Total operating expenses as a percentage of revenues decreased to 46.7% for fiscal 2001 from 49.6% for fiscal 2000. Selling, general and administrative expenses decreased as a percentage of revenue to 26.7% for fiscal 2001 from 28.2% for fiscal 2000. Selling, general and administrative ("SG&A") expenses increased $0.1 million or (1.0%). This decrease in SG&A as a percentage of revenue is due primarily to improved management of time and resource allocations in fiscal year 2001 and a one-time charge for deferred compensation associated with severance pay to the former President and CEO that was included in fiscal year 2000. R&D expenses increased $0.8 million to $4.8 million in fiscal 2001 from $4.0 million in fiscal 2000 primarily attributable to the Company's expenditures for research and development activities relating to new products and product lines.

         During the third quarter of fiscal year 2001, management began an evaluation of the operations of Simtran in response to Simtran's declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. The Company then recorded an impairment loss of $1,244,000, which was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows.

         Operating Loss. As a result of the foregoing, operating loss increased $0.8 million to a loss of $11.9 million, or (28.7%) of revenues, for fiscal 2001 as compared to a loss of $11.1 million, or (28.5%) of revenues, for fiscal 2000.

         Other Expense, net. Net interest expense totaled $4.4 million, or 10.7% of revenues for fiscal 2001 as compared to net interest expense of $8.1 million, or 20.7% for fiscal 2000. Other income (expense), net for fiscal 2001 primarily includes a charge of $0.2 million related to foreign currency exchange cost associated with international revenues. In conjunction with the Restructure Transaction (see Footnote 4 of the Notes to the Consolidated Financial Statements) completed in August 2000, the Company's outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the year, the excess amount allocated to debt was reduced by approximately $2.0 million, resulting in a corresponding reduction of interest expense. Interest expense will continue to be recognized at a much lower effective interest rate until the debt matures in March of 2003.

         Benefit from Income Taxes. The effective tax rate increased to 6.3% of income before income taxes for fiscal 2001 compared to 4.2% of income before taxes for fiscal 2000. The Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization. However, the Company recorded a $1.0 million tax benefit for fiscal year 2001, which was related to an anticipated refund due to the Company for carrybacks of net operating losses.

         Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 2000 was a total of $260,000 for fiscal year 2001 compared to $254,000 for fiscal year 2001.

         Gain on Extinguishment of Preferred Stock. This represents the excess of the value of the Series A Mandatory Redeemable Preferred Stock over the fair value of the common stock and warrants exchanged. A gain of $1,729,000 was recorded during fiscal year 2001 as a result of the Restructure Transaction.

         Net Loss. As a result of the foregoing, the net loss decreased $4.8 million, to a loss of $14.1 million or ($0.26) per diluted share, or -34.0% of revenues for fiscal 2001 as compared to a loss of $18.9 million or ($0.91) per diluted share, or -48.6% of revenues for fiscal 2000. Net loss prior to a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran would have resulted in a net loss of $12.9 million, or -31.0% of revenues.

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

         Total Operating Expenses. Total operating expenses increased $2.3 million, or 13.5% to $19.3 million for fiscal 2000 as compared to $17.0 million for fiscal 1999. Total operating expenses as a percentage of revenues increased to 49.6% for fiscal 2000 from 30.6% for fiscal 1999. Selling, general and administrative expenses increased as a percentage of revenue to 28.2% for fiscal 2000 from 18.4% for fiscal 1999. The increase in selling, general, and administrative expenses was primarily due to the inclusion of certain expenses related to management changes within the organization. Expenses for fiscal year 2000 included approximately $1.0 million related to costs associated with the resignation agreements of the former President and CEO and Vice President of Sales and Marketing. Selling, general, and administrative expenses also increased as a result of higher volume of international agents' commission based sales and an increase in D&O insurance. Research and development costs remained at the same level of $4.0 million for fiscal year 2000 and 1999. In fiscal year 2000, management analyzed the goodwill of Dart in accordance with SFAS No. 121 and wrote-off the remaining $1.9 million balance of its goodwill due to a limited potential in the market because of a softened product demand.

         Non-Recurring Expenses. In fiscal year 1999, the Company recognized a nonrecurring restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability. The Company had completed these measures as of March 31, 2000. Of the $870,000 total expense, approximately $727,000 had been incurred as of March 31, 2000. The Company did not anticipate incurring any additional costs and thus reduced expenses by the remaining $143,000 of the charge during fiscal year 2000. The reduction of $143,000 was included in nonrecurring restructuring charge.

         Operating (Loss) / Income. As a result of the foregoing, operating income decreased $14.1 million to a loss of $11.1 million, or -28.5% of revenues, for fiscal 2000 as compared to an income of $3.0 million, or 5.4% of revenues, for fiscal 1999.

         Other Expense, net. Net interest expense totaled $8.1 million, or 20.7% of revenues for fiscal 2000 as compared to net interest expense of $7.3 million, or 13.2% for fiscal 1999. Other income (expense), net for fiscal 2000 primarily included a charge of $.1 million related to foreign currency exchange cost associated with international revenues. The Company incurred higher amounts of interest expense because of additional borrowings at higher interest rates.

         Benefit from Income Taxes. The effective tax rate decreased to 4.2% of income before income taxes for fiscal 2000 compared to 36.0% of income before taxes for fiscal 1999. This change in effective tax rate primarily reflected the establishment of a valuation allowance against the Company's net operating loss carryforwards and certain other deferred tax assets.

         Net Loss. As a result of the foregoing, the net loss increased $15.8 million, to a loss of $18.9 million or ($0.91) per diluted share, or -48.6% of revenues for fiscal 2000 as compared to a loss of $3.1 million or ($0.15) per diluted share, or -5.6% of revenues for fiscal 1999.


QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 1999 and ending March 31, 2001. Such information, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

                                                                             Quarter Ended
                                                                  (In thousands, except per share data)
                                     --------------------------------------------------------------------------------------------
                                                   Fiscal Year 2001                               Fiscal Year 2000
                                     --------------------------------------------   ---------------------------------------------
                                      June 30      Sept 30    Dec 31     Mar 31       June 30     Sept 30     Dec 31     Mar 31
                                      --------     -------    -------   --------      --------    -------     -------    -------

Revenues                              $ 10,271     $ 7,368    $ 9,109   $ 14,753      $ 15,196    $ 8,328     $ 9,920    $ 5,445
Gross Margin                             3,191      (2,137)       860      5,528         5,451      1,511       2,415     (1,177)
Gross Margin %                              31%        -29%         9%        37%           36%        18%         24%       -22%
Operating Expense                      $ 4,148     $ 3,806    $ 5,907    $ 5,509       $ 3,627    $ 5,168     $ 4,014    $ 6,466
                                      --------     -------    -------   --------      --------    -------     -------    -------
Operating (Loss) Income                   (957)     (5,943)    (5,047)        19         1,824     (3,657)     (1,599)    (7,643)
Interest Expense, Net                    2,346       2,225         64       (191)        1,783      1,937       1,866      2,470
Other Expense                               22         284         (6)       (43)          243        104          60        (82)
                                      --------     -------    -------   --------      --------    -------     -------    -------
Pre-Tax (Loss) Income                   (3,325)     (8,452)    (5,105)       253          (202)    (5,698)     (3,525)   (10,031)
Tax (Benefit) Provision                   (116)         54         54     (1,044)          (69)    (1,949)     (1,022)     2,232
                                      --------     -------    -------   --------      --------    -------     -------    -------
Net (Loss) Income                       (3,209)     (8,506)    (5,159)     1,297          (133)    (3,749)     (2,503)   (12,263)
Accretion of Preferred Stock                66          74         57         63            62         63          64         65
Gain on extinguish. of Pref. Stock           0      (1,729)         0          0             0          0           0          0
                                      --------     -------    -------   --------      --------    -------     -------    -------
Net (Loss) Income applicable to         (3,275)     (6,851)    (5,216)     1,234          (195)    (3,812)     (2,567)   (12,328)
   common stockholders
Earnings per common share
   Basic                                 (0.16)      (0.13)     (0.07)      0.02         (0.01)     (0.18)      (0.12)     (0.59)
   Diluted                               (0.16)      (0.13)     (0.07)      0.02         (0.01)     (0.18)      (0.12)     (0.59)

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered into a restructured Credit Agreement as discussed above under "Restructure Transaction." The new capital structure provides approximately $882,000 to support existing letters of credit and future working capital requirements in connection therewith. Therefore, the Company's primary source of liquidity and capital resources is cash generated from its operating activities. The Company's future operations will be constrained unless it can achieve new business revenue targets necessary to finance working capital needs.

         The Company is subject to several business and market risks. The risks are (1) the Company's financial position has significantly improved as a result of the Restructure Transaction both in terms of a reduction in total amount and a deferral of maturity dates of its debt, but it must continue to achieve its current business revenue targets in the current fiscal year in order to discharge its interest obligations in a timely manner and expand its business opportunities and (2) the Company must receive new contracts for production to be delivered in the current fiscal year in order to achieve its revenue projections. Thus, the Company's continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management's plans in response to the above objectives are (1) continue to reinforce cost control measures to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment and; (5) continually negotiate more favorable terms and conditions to reduce extended or prolonged payment cycles.

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

         As of March 31, 2001, the Company had working capital of $15.9 million compared to $21.0 million as of March 31, 2000. The Company's spending for its fiscal 2001 capital expenditures was $0.7 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery.

         The Company had essentially no change in cash and cash equivalents in fiscal 2001 compared to a net decrease of $0.9 million and a net decrease of $0.6 million in fiscal 2000 and 1999, respectively. For fiscal 2001, the Company's operating activities used cash of approximately $0.2 million. The Company's investing activities essentially had no change as it liquidated $0.7 million in restricted cash, which had been used to secure contract performance guarantees, thus offsetting $0.7 million in capital expenditures. The Company generated $0.2 million from financing activities in fiscal 2001.


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

         In 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company adopted SAB No. 101 during fiscal year 2001. The adoption of SAB No. 101 did not have a material impact on its consolidated results of operations, financial position, or cash flows.

         In 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Multiple Element Revenue Arrangements," which addresses (1) determining whether an arrangement contains multiple components or deliverables that should be evaluated separately for revenue recognition purposes; (2) how consideration should be allocated, if separate accounting for a deliverable is appropriate; and (3) the accounting for direct costs when it is concluded that those costs are not associated with any single deliverable or are associated with a specific deliverable that does not qualify as a separate unit. In April 2001, the EITF reached a tentative consensus on this issue. The Company is currently evaluating the impact that EITF 00-21 will have on its financial position and results of operations.

         In 2001, the Financial Accounting Standards Board issued a revised exposure draft entitled "Business Combinations and Intangibles Assets -- Accounting for Goodwill." This exposure draft, if adopted as proposed, would eliminate the amortization of goodwill against earnings. Instead, goodwill would be written down against earnings only in the periods in which the recorded value is more than its fair value. The FASB is expected to issue a final statement on business combinations and intangible assets in June 2001. The impact of this statement may be significant if it is issued as currently proposed, as the Company would no longer recognize goodwill amortization expense. As of March 31, 2001, the Company has unamortized goodwill of approximately $1.2 million. However, the Company would be required to test goodwill for impairment under new standards, which could have an adverse effect on future results of operations if impairment occurs.


YEAR 2000 ISSUES

         During the Year 2000 the Company did not experience any significant disruptions to our business nor are we aware of any significant Year 2000-related disruptions that impacted our customers and suppliers. The Company continues to monitor its systems and operations and is reasonably assured that no significant business interruptions have, nor will, occur as a result of any Year 2000-related issues.


ITEM 7(A)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a number of market risks in the ordinary course of business, such as, foreign currency exchange risk in the fulfillment of international contracts and interest rate risk associated with non trading assets utilized to manage the interest rate cost of the outstanding long term liabilities. The majority of the Company's contracts are denominated in U.S. dollars, thus reducing foreign exchange risk. The Company's net exposure to interest rate risk consists of its floating rate senior debt and working capital borrowings which are tied to changes in the prime rate. Assuming a 10% increase in interest rates, interest expense, net related to the senior debt and working capital borrowings for fiscal year 2001 would have increased by approximately $0.1 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Statement Schedule and Notes to Consolidated Financial Statements that appear on pages F-1 through F-21 and S-1 of this Form 10-K are incorporated herein by reference.

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

         The following table sets forth the name, age, and position of each director and executive officer as of March 31, 2001. The Board currently consists of seven directors, Robert F. Mecredy having resigned as of May 16, 2001. The Company divides the Board of Directors into three classes, each of which is elected for a three-year term. Executive officers of the Company are elected by the Board of Directors annually and hold office until the next annual meeting of stockholders or until they sooner resign or are removed from office by the Board of Directors.

NAME                                  AGE                               POSITION
--------------------------------    ------    --------------------------------------------------------------
Randy Sugarman                        59      Chairman of the Board of Directors (and Interim President
                                              and CEO since May 11, 2001)
William J. Bratton                    53      Director
Mary Ann Gilleece                     60      Director
Ronovan Mohling                       59      Director
Scott Perekslis                       33      Director
Ronald C. Whitaker                    53      Director
Robert F. Mecredy - RESIGNED          54      President, Chief Executive Officer and Director
John A. Morelli                       52      Vice President, Chief Financial Officer, Chief Operating
                                              Officer and Treasurer


Class I directors were elected in fiscal 2001 and their present terms expire with the Annual Meeting of Stockholders in 2003:


ROBERT F. MECREDY
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
FIREARMS TRAINING SYSTEMS, INC.

         Robert F. Mecredy, age 54, served as President, Chief Executive Officer, and Director from October 1,1999 to May 16, 2001. Prior thereto, Mr. Mecredy served as Executive Vice President from July 18, 1997 to September 30, 1999, as Vice President, Domestic from 1996 to 1997, Director of the Company from 1993 to 1996, as Director of Domestic Sales and Marketing from 1994 to 1996 and as Director of U.S. Military Marketing from 1990 to 1994.

         On May 16, 2001, Mr. Mecredy resigned from his positions as President, Chief Executive Officer and Director. Mr. Randy Sugarman, Chairman of the Board of Directors, has replaced Mr. Mecredy as Interim President and CEO until a successor is named.


SCOTT PEREKSLIS
DIRECTOR
CENTRE PARTNERS MANAGEMENT LLC

         Scott Perekslis, age 33, has served as a Director of the Company since July 31, 1996. Mr. Perekslis also served as a Vice President of the Company from July 31, 1996 through July 18, 1997. Since 1995, Mr. Perekslis has been a Principal of Centre Partners Management LLC and a Principal of Corporate Advisors, L.P. From 1991 to 1995, Mr. Perekslis was an Associate of Corporate Advisors, LP. Mr. Perekslis also serves as a director of Hyco International, Inc. and KIK Corporation Holdings, Inc. Mr. Perekslis is a member of the Compensation Committee of the Board of Directors.

R. C. WHITAKER
PRESIDENT AND CEO
STRATEGIC DISTRIBUTION

         R.C. Whitaker, age 53, was named as a Director of the Company in October 2000 to fill a vacancy that was due to resignation of a director following the Restructure Transaction in FY 2001. Mr. Whitaker has been with Strategic Distribution Inc. since September 2000. Prior to joining SDI, he was an Operating Partner with Pegasus Investors (a private equity funds group) from 1999 to 2000. Previous operational positions were President and CEO of Johnson Worldwide Associates (a sporting goods manufacturer) from 1996 to 1999, President and CEO of EWI, Inc. (an automotive tier 1 supplier) from 1995 to 1996, Chairman, President and CEO of Colt's Manufacturing Company (a designer and producer of military firearms) from 1992 to 1995, and President & CEO of Wheelabrator Corporation (an industrial equipment manufacturer). In addition to Strategic Distribution Inc., he serves on the Board of Directors of Weirton Steel Corporation, Precision Navigation, Inc., and Code-Alarm Inc. as well as a member of the Board of Trustees for The College of Wooster. Mr. Whitaker is a member of the Audit Committee of the Board of Directors.


Class II directors were elected in fiscal 1999 and their present terms expire with the Annual Meeting of Stockholders in 2001; Mr. Mohling was named as a director in October 2000 to fill a vacancy that was due to resignation of a director following the Restructure Transaction in FY 2001:


WILLIAM J. BRATTON
PRESIDENT
THE BRATTON GROUP LLC

         William J. Bratton, age 53, has served as a Director of the Company since September 17, 1996. He has been the President of The Bratton Group LLC since 1999. From 1997 to 1999, he served as the President and Chief Operating Officer of CARCO Group, Inc. From 1996 to 1997, Mr. Bratton served as Vice Chairman of First Security Services Corporation and President of its new subsidiary First Security Consulting, Inc. From 1994 to 1996, Mr. Bratton served as Police Commissioner of the City of New York. In 1991, he served as Superintendent in Chief of the Boston Police Department and was appointed Police Commissioner of the Boston Police Department in 1993. From 1990 to 1991, Mr. Bratton served as Chief of the New York City Transit Police. Mr. Bratton also serves as a director of Rite Aid Corporation, First Security Services Corporation and Smart Cop Corporation. Mr. Bratton is a member of the Compensation Committee and the Stock Options Sub-Committee of the Board of Directors.


RONOVAN MOHLING
PARTNER AND PRINCIPAL
CAPITOL PLACES, LLC

         Ronovan Mohling, age 59, was named as a Director of the Company in October 2000. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, recently served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company's Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company's Consumer Products Division. Mr. Mohling is a member of the Audit Committee of the Board of Directors.

Class III directors were elected in fiscal 2000 and their present terms expire with the Annual Meeting of Stockholders in 2002; Mr. Sugarman was named as a director in October 2000 to fill a vacancy that was due to resignation of a director following the Restructure Transaction in FY 2001 and Ms. Gilleece was named as a director in March 2001 to replace a vacancy due to the resignation of Craig I. Fields:


MARY ANN GILLEECE, J.D., L.L.M.
PARTNER
MANATT PHELPS & PHILLIPS LLP

Mary Ann Gilleece, age 60, was named as a Director of the Company in March 2001. Ms. Gilleece is a Partner in the law firm of Manatt Phelps & Phillips, LLP, which has offices in Washington, D.C., Los Angeles, Palo Alto, Sacramento, Mexico City and Monterrey, Mexico. The firm is organized in four business units:
Litigation; Business, Finance, and Real Estate; Government and International Trade and Policy; and, entertainment, Media, and Intellectual Property.


RANDY SUGARMAN, CPA
MANAGING PARTNER
SUGARMAN & COMPANY, LLP

         Randy Sugarman, age 59, was named as a Director of the Company and as Chairman of the Board of Directors in October 2000. Randy Sugarman is the managing partner of Sugarman & Company LLP (Financial Consultants), which he founded in 1977. Mr. Sugarman is a member of the Compensation Committee. Mr. Sugarman has replaced Mr. Mecredy, who resigned his positions as President, Chief Executive Officer and Director on May 16, 2001, on an interim basis until a successor is named.


JOHN A. MORELLI
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, CHIEF OPERATING OFFICER AND TREASURER

         John A. Morelli, age 52, has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli was named Chief Operating Officer in fiscal year 2001. Mr. Morelli previously served as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during their acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm with the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing & modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 2001 and Form 5 and amendments thereto furnished to the Company with respect to such fiscal year, the Company has identified the following persons who during such fiscal year were beneficial owners of more than 10 percent of its Class A Common Stock and which failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year, in each case related to the August 25, 2000 Restructure: (1) although the various partnerships described herein as the Centre Entities filed a Form 13-G reporting changes in beneficial ownership of the common stock in connection with the Restructure, they did not file Form 4's amending previous Form 3's and 4's filed with respect to the Company to reflect certain changes in their share ownership as a result of the Restructure; and (2) although the various entities described herein as Dominion Resources/First Source Financial filed a Form 13-D reporting acquisition of beneficial ownership of more than 10% of the Class A Common Stock in connection with the Restructure, they did not file a Form 3 with respect to acquisition of Class A Common Stock in exchange for certain debt securities in connection with the Restructure.

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

         Pursuant to the Securities Purchase Agreement dated November 13, 1998 with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P., Messrs. Pollack, Kagan, and Zepf, former directors of the Company who resigned in connection with the fiscal year 2001 Restructure, and Mr. Perekslis, who remains a director, all of whom are affiliated with the Centre Partnerships agreed to receive in lieu of annual director's fees of $20,000, for each director, options to purchase at $1.03125 per share an aggregate of 106,700 shares of Class A Common Stock, exercisable in equal quarterly installments beginning December 31, 1998 which such directors assigned to Centre Partners Management LLC. As of June 27, 2001, 106,700 shares of Class A Common Stock are exercisable from this grant.


SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Chief Executive Officer and each of the other highly compensated executive officers whose annual salary and bonus during fiscal 2001 exceeded $100,000.

                                                ANNUAL COMPENSATION                        Long Term Compensation
                                 -------------------------------------------------     ------------------------------
                                                                          Other        RESTRICTED       SECURITIES
OFFICER NAME AND                 FISCAL      SALARY       BONUS          Annual           STOCK           UNDERLYING
PRINCIPAL POSITION                YEAR        ( $ )       ( $ )       Compensation      AWARDS ($)      OPTIONS ( # )
------------------                ----        -----       -----       ------------      ----------      -------------
Robert F. Mecredy                 2001       200,000            0        5,998(2)               0               0(1)
  President and Chief             2000       160,000            0        5,049(2)               0               0
  Executive Officer - RESIGNED    1999       158,000            0        4,740(2)               0          20,000
                                  1998       155,000      120,000        2,435(2)               0          10,000

John A. Morelli                   2001       125,000            0        3,089(2)               0               0(5)
  Chief Financial Officer &       2000       105,000            0        5,689(2)          18,750          90,000(4)
  Chief Operating Officer         1999        84,950            0        2,482(2)               0          13,000(3)
                                  1998        72,000        6,000        1,170(2)               0           3,000

(1) Mr. Mecredy became the Company's President and Chief Executive Officer on October 1, 1999. He resigned effective May 16, 2001.

(2)      Matching contributions made by the Company to its 401(k) plan.

(3) Mr. Morelli had 3,000 options repriced at $3.253 per share during fiscal 1999. He was not an executive officer at the time.

(4) Mr. Morelli received 30,000 grants priced at $0.625 per share during fiscal 2000.

(5) Mr. Morelli assumed the duties of Chief Operating Officer in addition to his role as Chief Financial Officer of the Company.


OPTIONS GRANTED IN FISCAL 2001

The following table contains certain information regarding stock options granted to Executive Officers during fiscal 2001.

                                                                                           POTENTIAL REALIZABLE
                        NUMBER OF        % OF TOTAL                                          VALUE AT ASSUMED
                       SECURITIES          OPTIONS        EXERCISE OF                      ANNUAL RATES OF STOCK
                       UNDERLYING        GRANTED TO       BASE PRICE                        PRICE APPRECIATION
                      OPTIONS/SARS      EMPLOYEES IN       ($/SHARE)        EXPIRATION      FOR OPTION TERMS(2)
OFFICER NAME             GRANTED         FISCAL YEAR          (1)              DATE           5%          10%
-------------------  ---------------    -------------   --------------    --------------  ---------    --------

Robert F. Mecredy        240,000            19.89%          0.01000         04/01/2007      $ 64,164    $ 88,861
Robert F. Mecredy        480,000            39.77%          0.50000         04/01/2007             0           0

John A. Morelli          150,000            12.43%          0.01000         04/01/2007        40,102      55,538
John A. Morelli          300,000            24.86%          0.50000         04/01/2007             0           0

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

FISCAL YEAR-END OPTION VALUES

         The following table contains certain formation regarding stock options exercised during the fiscal year and options to purchase common stock held as of March 31, 2001 by each of the Executive Officers.


                          NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                              UNEXERCISED OPTIONS AT                IN-THE-MONEY OPTIONS
                                FISCAL YEAR-END                     AT FISCAL YEAR-END(1)
                        -----------------------------------  ----------------------------------
OFFICER NAME              EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----------------------  ---------------   -----------------  ---------------  -----------------
Robert F. Mecredy           100,125            832,475              $ 0           $ 43,200

John A. Morelli              65,854            500,106                0             27,000

(1) As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is based on the closing sales price of the Company's Common Stock on the NASDAQ Stock Markets as of the last day of the fiscal year, March 31, 2001, which was $0.19 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF STOCK BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of Class A Voting Common Stock ("Common Stock") as of June 27, 2001 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) the Company's chief executive officer and each of the other employees included in the Summary Compensation Table; and (iv) the Company's current directors and officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated as being beneficially owned by them.

                                                                             NUMBER OF
                                                                             SHARES OF
                                                                           COMMON STOCK
                                                                           BENEFICIALLY
NAME OF BENEFICIAL OWNER (1)                                                 OWNED (6)            %
----------------------------                                               ------------        ------
Bank of America Corporation                                      (1)        12,757,426          18.2%
ING Groep NV                                                     (2)         7,100,391          10.1%
Dominion Resources, Inc. c/o First Source Financial, LLP         (3)         9,467,188          13.5%
U.S. Bank National Association (First Bank, N.A.)                (4)         4,260,375           6.1%
Centre Capital Investors II, LP                                  (5)        21,468,963          29.1%
Centre Partners Coinvestment LP                                  (5)         3,102,072           4.4%
Centre Capital Offshore Investors II, LP                         (5)         4,254,330           6.0%
Centre Capital Tax-Exempt                                        (5)         2,399,949           3.4%
Centre Partners Management LLC                                   (7)        28,229,942          37.7%
Centre Partners II LLC                                           (8)        31,853,626          42.3%
Robert F. Mecredy - RESIGNED                                     (9)           127,502            *
John A. Morelli                                                  (9)           176,132            *
William J. Bratton                                                              21,100            *
Scott Perekslis                                                 (10)             9,005            *
All current directors and executive officers as a group                        333,739           0.5%

(1) The address of Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina. Bank of America is the parent of NB Holdings Corporation, which is the parent company of Bank of America, N.A. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Form 3 filed on September 6, 2000 with the Securities Exchange Commission (the "Commission"), reflecting ownership as of August 25, 2000, as well as information set forth in Schedule 13-D filed on September 6, 2000.

(2) The address of ING Groep NV is Stravinskylaan 2631, 1077 ZZ Amsterdam, The Netherlands. It is the parent company of BHF-Bank Aktiengesellschaft, BHF (USA) Holdings, Inc. and BHF (USA) Capital Corporation is 590 Madison Avenue, New York City, New York. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Form 3 filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000, as well as information set forth in Schedule 13-D filed on September 6, 2000.

(3) The address of Dominion Resources, Inc. is 120 Tredegear Street, Richmond, Virginia 23219. Dominion Resources is a holding company and its subsidiaries include Dominion Capital, Inc., whose subsidiaries include Virginia Financial Ventures, Inc. and N.H. Capital, Inc., the general partners of First Source Financial, LLP. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13-D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.

(4) The address of U.S. Bank National Association is U.S. Bank Place, 601 Second Avenue South, Minneapolis, Minnesota. Information regarding ownership of Common Stock included herein in reliance on information set forth in a Schedule 13-D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.

(5) The address of Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-exempt Investors II, L.P. (together with Centre Capital Offshore Investors II, L.P., the "Centre Partnerships"), Centre Partners Management LLC ("Centre Management") and Centre Partners II, LLC (together with Centre Capital Offshore Investors II, L.P., the "Centre Partnerships") is 30 Rockefeller Plaza, New York, New York 10020; and the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda. . Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13-G/A filed on November 27, 2000 with the Securities Exchange Commission (the "Commission"), reflecting ownership as of August 25, 2000.

(6) Based on 70,153,139 shares of Common Stock outstanding on June 27, 2001. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of June 27, 2001 only by the respective named shareholder.

(7) Information regarding ownership of Common Stock by the Centre Partnerships is included herein in reliance on information provided by Centre Management. Pursuant to a Management Agreement, Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P. have delegated voting and investment power with respect to the Common Stock beneficially owned by them to Centre Management; accordingly, the aggregate security ownership of those Centre Partnerships is reflected for Centre Management as well.

(8) As general partner of Centre Partners Coinvestment, L.P. and general partner of Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P., Centre Partners II LLC ("Centre Partners") is reflected as beneficially owning the Common Stock owned by those Centre Partnerships. In addition, pursuant to certain co-investment arrangements, Centre Partners has been delegated voting and investment power with respect to an additional 571,181 shares of Common Stock and 57,131 warrants. In addition, included within the shares of Common are 5,246,164 warrants currently exercisable into shares of Common Stock.

(9) Messrs. Mecredy and Morelli's beneficial ownership includes exercisable options for 106,792 shares and 85,854 shares, respectively. In addition, Messrs. Mecredy and Morelli's beneficial ownership includes 16,800 shares and 8,616 shares, respectively held in a 401(k) plan for the benefit of each person as of June 27, 2001, over which each such person has been delegated voting and investment power.

(10) Includes 9,005 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Perekslis over which Mr. Perekslis has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.


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

         On August 25, 2000, the Centre Entities and the Company, in connection with the Restructure, completed the following transactions by which the Company issued certain additional securities to the Centre Entities in exchange for the $3,250,000 obligation of the Company with regard to the Centre guarantee described above (the "Centre Guarantee Obligation"), the Series A Preferred Stock held by the Centre Entities and certain co-investors and a portion of the senior indebtedness assigned to the Centre Entities by one of the original Lenders immediately prior to the Restructure, as follows:

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


RELATED TRANSACTIONS

         The Company has entered into a consulting agreement with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement, the consulting company's main focus is to provide managerial and strategic guidance in accordance with the terms of the Restructure Agreement. As of March 31, 2001, the Company incurred consulting fees of $221,000, plus expenses of $51,000, for consulting services under the agreement. Mr. Sugarman has been recently named as interim CEO and the extent of his services is likely to increase for the current fiscal year. The amount expected to be incurred for the current fiscal year has not yet been determined.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Bratton, Perekslis, and Sugarman served as members of the Company's Compensation Committee during the 2001 fiscal year. While Mr. Perekslis was a Vice President of the Company through July 18, 1997, none is otherwise an employee, officer or former employee or officer of the Company or its subsidiaries.


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

         The Company's executive compensation is based upon the components listed below, each of which is intended to serve the overall compensation philosophy:

         Base Salary. Base salary is intended to be set at a level that approximates the competitive amounts paid to executive officers of similar businesses in structure, size, and industry orientation. Competitive amounts are determined informally through a review of published compensation surveys and proxy statements of other companies.

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


CEO COMPENSATION

         Effective October 1, 1999, the Company appointed Mr. Robert F. Mecredy as Chief Executive Officer and entered into an employment agreement with Mr. Mecredy effective April 1, 2000 as a result of the new financial position of the Company and the opportunity to improve performance of the Company in fiscal 2001 and beyond. The base salary provided to Mr. Mecredy was consistent with what the Compensation Committee believes is competitive in the Company's industry, opportunities for bonus compensation were tied to the Company's performance, and options granted to Mr. Mecredy were subject to vesting over a period of time consistent in terms of value to its stockholders. Details regarding Mr. Mecredy's employment agreement can be found filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000. Mr. Mecredy resigned as CEO effective May 16, 2001.

         Under the terms of his Separation Agreement, Mr. Mecredy will continue in the Company's employment until 60 days after May 16, 2001 to assist in the transition of the new management team for an aggregate compensation of $12,500. In addition, the Company agreed to pay him $61,854.26 for accrued and unused vacation and an aggregate amount of $200,000 in bi-weekly installments during the 24 month period following termination of his employment and a further amount of $37,500. The Company also amended Series F and Series H stock option agreements, each in the amount of 240,000 shares of common stock so that (1) the Series F Options (i) remain exercisable until the second anniversary of termination of employment, and (ii) are terminable for breach of certain provisions of the Separation Agreement rather than his existing agreements and
(2) the Series H Options: (i) expire on the third rather than the seventh anniversary of the Option date, (ii) continue to be exercisable after termination of his employment and (iii) are terminable for breach of certain provisions of the Separation Agreement rather than his existing agreements. Further details in connection with this agreement may be found as Exhibit 10.31-04 filed as an Exhibit to this Form 10-K.


                           The Compensation Committee
                           --------------------------
                            William J. Bratton
                            Scott Perekslis
                            Randy Sugarman

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:


                          INDEX TO FINANCIAL STATEMENTS


        Report of Independent Public Accountants                            F-1


        Consolidated Balance Sheets as of March 31, 2001 and 2000           F-2


        Consolidated Statements of Operations for the Fiscal Years
          Ended March 31, 2001, 2000, and 1999                              F-3


        Consolidated Statements of Changes in Stockholders' Deficit
          for the Fiscal Years Ended March 31, 2001, 2000 and 1999          F-4


        Consolidated Statements of Cash Flows for the Fiscal Years
          Ended March 31, 2001, 2000 and 1999                               F-5


        Notes to Consolidated Financial Statements                          F-6



2.       Financial Statement Schedule.

         The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

Schedule II -- Valuation and Qualifying Accounts



3.       Exhibits.

         The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:


   EXHIBIT
   NUMBER                  DESCRIPTION OF EXHIBITS
   ------                  -----------------------

     3.01       --         By-laws of the Company. (filed as Exhibit 3.06 to the
                           Company's Registration Statement No. 333-13105)

     3.02       --         Restated Certificate of Incorporation of the Company,
                           dated December 23, 1996. (filed as Exhibit 3.03 to
                           the Company's Quarterly Report on Form 10-Q for the
                           Fiscal Quarter ended December 31, 1996)

     3.03       --         Certificate of Designation of Series A Preferred
                           Stock of the Company setting forth the powers,
                           preferences, rights, Qualification, limitations and
                           restrictions of the series dated November 13, 1998.
                           (filed as exhibit 3.03 to the Company's Quarterly
                           Report on Form 10-Q for the Fiscal Quarter ended
                           December 31, 1998).

     3.04       --         Certificate of Amendment to the Certificate of
                           Incorporation of the Company dated (and filed with
                           the Office of the Secretary of State of Delaware on)
                           August 25, 2000.

     3.05       --         Certificate of Designations of Series B Preferred
                           Stock of the Company setting forth the powers,
                           preferences, rights, qualifications, limitations and
                           restrictions of the series dated August 24, 2000
                           (filed with the office of the Secretary of State of
                           Delaware on August 25, 2000).

     9.01       --         Voting and Stock Restriction Agreement dated as of
                           April 1, 2000 among the financial institutions listed
                           on the signature pages thereof and Bank of America,
                           N.A., successor in interest to NationsBank N.A.

     9.02       --         Letter from Bank of America dated August 25, 2000 and
                           signed by the Centre entities named therein and the
                           non-Centre lenders named therein with respect to the
                           Board of Directors of the Company.

   10.01-01     --         Second Amended and Restated Credit Agreement and
                           Partial Exchange Agreement dated as of April 1, 2000,
                           among the Company, FATS, Inc. and Bank of America,
                           N.A., successor in interest to NationsBank, N.A., as
                           Agent and as Issuing Bank, and the Financial
                           institutions parties thereto.

   10.01-02     --         Loan Agreement and Exchange Agreement dated as of
                           April 1, 2000 among the Company, FATS, Inc., the
                           lenders named therein and Centre Capital Investors
                           II, L.P. as Agent.

    10.03       --         Pledge and Security Agreement, dated as of July 31,
                           1996, between the Company and NationsBank, N.A.
                           (South). (filed as Exhibit 10.06 to the Company's
                           Registration Statement No. 333-13105)

    10.04       --         Assignment and Assumption Agreement dated as of
                           January 1, 1997 among the Company, FATS, Inc. and
                           NationsBank N.A. (South). (Filed as Exhibit 10.03 to
                           the Company's Annual Report on Form 10-K for the
                           Fiscal Year ended March 31, 1997)

    10.05       --         Borrower's Consent and Agreement dated as of October
                           15, 1997 between FATS, Inc. and NationsBank N.A.
                           (South). (Filed as Exhibit 10.01 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 1997)

    10.06       --         Pledge Agreement dated as of January 1, 1997 between
                           the Company and NationsBank N.A. (South). (Filed as
                           Exhibit 10.03 to the Company's Annual Report on Form
                           10-K for the Fiscal Year ended March 31, 1997)

    10.07       --         Parent's Consent dated as of October 15, 1997 between
                           the Company and NationsBank N.A. (South). (Filed as
                           Exhibit 10.01 to the Company's Quarterly Report on
                           Form 10-Q for the Fiscal Quarter ended September 30,
                           1997)

   10.09-01     --         Lease, dated May 4, 1993, between the Company and
                           Technology Park/Atlanta, Inc. (filed as Exhibit 10.09
                           to the Company's Registration Statement No.
                           333-13105).

   10.09-02     --         First Amendment to Lease Agreement, dated December
                           21,1993, between the Company and Technology
                           Park/Atlanta, Inc. (filed as Exhibit 10.09 to the
                           Company's Registration Statement No. 333-13105).

   10.09-03     --         Second Amendment to Lease Agreement, dated December
                           21,1995, between the Company and Schneider Atlanta,
                           L.P. (filed as Exhibit 10.10 to the Company's
                           Registration Statement No. 333-13105).

    10.10       --         Management Shares Agreement, dated as of September
                           18, 1996, between the Company and Peter A. Marino,
                           Robert F. Mecredy, Juan de Ledebur and certain other
                           individuals. (filed as Exhibit 10.12 to the Company's
                           Registration Statement No. 333-13105).

    10.11       --         Firearms Training Systems, Inc. Stock Option Plan.
                           (filed as Exhibit 10.13 to the Company's Registration
                           Statement No. 333-13105).

    10.12       --         Stock Option Agreement Series A, dated as of
                           September 18, 1996 between the Company and Peter A.
                           Marino. (filed as Exhibit 10.14 to the Company's
                           Registration Statement No. 333-13105).

   10.12-01     --         Schedule identifying Stock Option Agreements Series A
                           substantially identical in all material respects to
                           Exhibit 10.12.

    10.13       --         Stock Option Agreement Series B, dated as of
                           September 18, 1996 between the Company and Peter A.
                           Marino. (filed as Exhibit 10.15 to the Company's
                           Registration Statement No. 333-13105)

   10.13-01     --         Schedule identifying Stock Option Agreements Series B
                           substantially identical in all material respects to
                           Exhibit 10.13.

    10.14       --         Stock Option Agreement Series C, dated as of
                           September 18, 1996 between the Company and William J.
                           Bratton. (filed as Exhibit 10.16 to the Company's
                           Registration Statement No. 333-13105)

   10.14-01      --        Schedule identifying Stock Option Agreements Series C
                           substantially identical in all material respects to
                           Exhibit 10.14. (filed as Exhibit 10.16.01 to the
                           Company's Registration Statement No. 333-13105)

   10.14-02     --         Form of Restricted Stock Award Agreement issued to
                           Mr. Morelli under Item 11, "Executive Compensation,"
                           herein

    10.15       --         Registration Rights Agreement, dated as of July 31,
                           1996, between the Company and the Institutional
                           Holders set forth on Schedule I thereto. (filed as
                           Exhibit 10.17 to the Company's Registration Statement
                           No. 333-13105) (filed as Exhibit 10.18 to the
                           Company's Registration Statement No. 333-13105)

    10.16       --         Registration Rights Agreement, dated as of April 1,
                           2000 among the Company and the Institutional Holders
                           set forth on Schedule I thereto.

    10.17       --         Firearms Training Systems, Inc. Executive Severance
                           Benefit Plan. (filed as Exhibit 10.19 to the Company
                           Registration Statement No. 333-13105)

    10.18       --         Employment Agreement, dated as of September 18, 1996,
                           between the Company and Peter A. Marino. (filed as
                           Exhibit 10.20 to the Company's Registration Statement
                           No. 333-13105)

   10.18-01     --         Resignation Agreement, dated as of September 15,
                           1999, between the Company and Peter A. Marino. (filed
                           as Exhibit 10.29 to the Company's Quarterly Report on
                           Form 10-Q for the Fiscal Quarter ended September 30,
                           1999)

    10.19       --         Form of Agreement to Limit Future Competition entered
                           into with each member of senior management of the
                           Company. (filed as Exhibit 10.21 to the Company's
                           Registration Statement No. 333-13105)

   10.19-01     --         Schedule listing Agreements to Limit Future
                           Competition Substantially identical in all material
                           respects to Exhibit 10.19. (filed as Exhibit 10.21-01
                           to the Company's Registration Statement No.
                           333-13105)

    10.20       --         License Agreement, dated October 31, 1991 by and
                           between Microware Systems Corporation and the
                           Company. (filed as Exhibit 10.23 to the Company's
                           Registration Statement No. 333-13105)

    10.21       --         Warrant to purchase Class B Non Voting Common Stock
                           of the Company dated November 13, 1998. (filed as
                           Exhibit 10.21 to the Company's Quarterly Report on
                           Form 10-Q for the Fiscal Quarter ended Quarter ended
                           December 31, 1998).

    10.22       --         Form of Amended Warrant to Purchase Class A Common
                           Stock of the Company dated August 25, 2000.

    10.23       --         Form of Warrant to Purchase Class A Common Stock of
                           the Company dated August 25, 2000.

    10.24       --         Stock Option Agreement dated as of November 13, 1998
                           between the Company and Centre Partners Management
                           LLC. (filed as Exhibit 10.22 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended December 31, 1998).

    10.25       --         Securities Purchase Agreement dated as of November
                           13, 1998 between the Company and Centre Entities.
                           (filed as Exhibit 10.23 to the Company's Quarterly
                           Report on Form 10-Q for the Fiscal Quarter ended
                           December 31, 1998).

    10.26       --         Agreement among Borrowers and other Borrower
                           Guarantors of the Company, Firearms Training Systems
                           Limited and Firearms Training Systems, B.V. and the
                           Centre Entities dated June 1, 1999. (Filed as Exhibit
                           10.24 to the Company's Annual Report on Form 10-K for
                           the Fiscal Year ended March 31, 1999)

    10.27       --         Securities Exchange and Release Agreement dated as of
                           April 1, 2000 among the investors named therein and
                           the Company.

    10.29       --         Employment Agreement dated as of April 1, 1999,
                           between the Company and John A. Morelli. (Filed as
                           Exhibit 10.26 to the Company's Annual Report on Form
                           10-K for the Fiscal Year ended March 31, 1999)

   10.29-01     --         Amended Employment Agreement dated as of February 18,
                           2000, between the Company and John A. Morelli. (Filed
                           as Exhibit 10.29-01 to the Company's Quarterly Report
                           on Form 10-Q for the Fiscal Quarter ended September
                           30, 2000)

   10.29-02     --         Form of Series F stock option agreement dated as of
                           April 1, 2000 between the Company and John A.
                           Morelli. (Filed as Exhibit 10.29-02 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 2000)

   10.29-03     --         Form of Series G stock option agreement dated as of
                           April 1, 2000 between the Company and John A.
                           Morelli. (Filed as Exhibit 10.29-03 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 2000)

   10.29-04     --         Form of Series H stock option agreement dated as of
                           April 1, 2000 between the Company and John A.
                           Morelli. (Filed as Exhibit 10.29-04 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 2000)

    10.31       --         Employment agreement dated as of November 1, 2000
                           between the Company and Robert F. Mecredy. (Filed as
                           Exhibit 10.31 to the Company's Quarterly Report on
                           Form 10-Q for the Fiscal Quarter ended September 30,
                           2000)

   10.31-01     --         Form of Series F stock option agreement dated as of
                           April 1, 2000 between the Company and Robert F.
                           Mecredy. (Filed as Exhibit 10.31-01 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 2000)

   10.31-02     --         Form of Series G stock option agreement dated as of
                           April 1, 2000 between the Company and Robert F.
                           Mecredy. (Filed as Exhibit 10.31-02 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 2000)

   10.31-03     --         Form of Series H stock option agreement dated as of
                           April 1, 2000 between the Company and Robert F.
                           Mecredy. (Filed as Exhibit 10.31-03 to the Company's
                           Quarterly Report on Form 10-Q for the Fiscal Quarter
                           ended September 30, 2000)

   10.31-04     --         Separation and General Release Agreement, dated as of
                           May 16, 2001, between the Company and Robert F.
                           Mecredy including form of amendments to Series F and
                           Series H options agreements.

    21.01       --         Subsidiaries of the Company.

    23.01       --         Consent of Arthur Andersen, LLP

    24.01       --         Power of Attorney (set forth on page V-1).



         (b) Reports on Form 8-K:

                          None

                          (c) Exhibits.

                          See (a) (3) above.

                          See (a) (2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Firearms Training Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia
May 18, 2001


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            MARCH 31
                                                                    ---------------------------
                                                                       2001              2000
                                                                    ---------         ---------
                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $   1,864         $   1,886
Restricted cash                                                           628             1,342
Accounts receivable, net of allowance of $359 and
  $215 in 2001 and 2000, respectively                                   8,591             6,667
Income taxes receivable                                                   809             1,177
Unbilled receivables                                                    2,835             4,386
Inventories                                                            12,526            16,369
Prepaid expenses and other current assets                               1,117               628
                                                                    ---------         ---------
  Total current assets                                                 28,370            32,455

Property and equipment, net                                             2,647             4,856
Deferred financing costs, net                                               0             2,200
Goodwill, net of accumulated amortization of $3,958 and
  $3,119 in 2001 and 2000, respectively                                 1,156             2,064
                                                                    ---------         ---------
  Total assets                                                      $  32,173         $  41,575
                                                                    =========         =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                    $   2,902         $   2,413
Accrued liabilities                                                     3,895             4,065
Accrued interest                                                          954             3,273
Deferred revenue                                                        1,910             1,013
Warranty and contracts cost provision - Current                         2,816               671
                                                                    ---------         ---------
  Total current liabilities                                            12,477            11,435

Long-term debt                                                         43,990            73,772
Noncurrent deferred tax                                                   223               319
Warranty and contracts cost provision - Noncurrent                      1,724                 0
Other noncurrent liabilities                                              796               903
                                                                    ---------         ---------
  Total liabilities                                                    59,210            86,429

COMMITMENTS AND CONTINGENCIES (Note 11)
Mandatory redeemable preferred stock (Note 5)                          27,049             3,347

Stockholders' Deficit:
  Class A common stock, $0.000006 par value; 100,000 shares
    authorized, 70,084 and 19,394 shares issued and
    outstanding in 2001 and 2000, respectively                              0                 0
  Class B nonvoting common stock, $0.000006 par value; 6,200 shares authorized, 0 and 1,695 shares issued and
    outstanding in 2001 and 2000, respectively                              0                 0
Additional paid-in capital                                            122,273           114,592
Stock warrants                                                            613                 0
Unearned compensation                                                       0              (177)
Accumulated deficit                                                  (176,686)         (162,578)
Cumulative foreign currency translation adjustment                       (286)              (38)
                                                                    ---------         ---------
  Total stockholders' deficit                                         (54,086)          (48,201)
                                                                    ---------         ---------
  Total liabilities and stockholders' deficit                       $  32,173         $  41,575
                                                                    =========         =========

The accompanying notes are an integral part of these consolidated balance sheets.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         MARCH 31, 2001, 2000, AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              2001             2000             1999
                                                            --------         --------         --------
Revenues                                                    $ 41,501         $ 38,889         $ 55,514
Cost of revenues                                              34,059           30,689           35,537
                                                            --------         --------         --------
Gross margin                                                   7,442            8,200           19,977
Operating expenses:
  Selling, general, and administrative expenses               11,086           10,974           10,204
  Research and development expenses                            4,747            3,992            3,963
  Depreciation and amortization                                2,293            2,508            1,938
  Nonrecurring restructuring charge (Note 3)                       0             (143)             870
  Impairment of assets                                         1,244            1,944                0
                                                            --------         --------         --------
      Total operating expenses                                19,370           19,275           16,975

Operating (Loss) Income                                      (11,928)         (11,075)           3,002
Other expense
  Interest income                                                247                0               72
  Interest expense                                            (4,691)          (8,056)          (7,388)
  Other expense, net                                            (257)            (325)            (400)
                                                            --------         --------         --------
      Total other expense, net                                (4,701)          (8,381)          (7,716)

Loss before benefit for income taxes                         (16,629)         (19,456)          (4,714)
Benefit for income taxes                                      (1,052)            (808)          (1,700)
                                                            --------         --------         --------
Loss before accretion of preferred stock                     (15,577)         (18,648)          (3,014)
Accretion of preferred stock                                    (260)            (254)             (93)
Gain on extinguishment of preferred stock                      1,729                0                0
                                                            --------         --------         --------
Net loss applicable to common shareholders                  $(14,108)        $(18,902)        $ (3,107)
                                                            ========         ========         ========

Basic Loss per share                                        $  (0.26)        $  (0.91)        $  (0.15)
Diluted Loss per share                                      $  (0.26)        $  (0.91)        $  (0.15)
Weighted average common shares outstanding - basic            53,643           20,760           20,686
Weighted average common shares outstanding - diluted          53,643           20,760           20,686

The accompanying notes are an integral part of these consolidated statements.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, and 1999
                      (in thousands, except share amounts)

                                                                      Class A                   Class B Nonvoting

                                                                       Common                         Common
                                          Comprehensive        -----------------------------------------------------
                                          Income (Loss)          Shares        Amount          Shares         Amount
                                          --------------------------------------------------------------------------
Balance, March 31, 1998                             0          20,415,322         $0                 0         $  0
Net loss                                     $ (3,107)                  0          0                 0            0
Exchange of Class A Voting for Class
B Nonvoting Shares-Centre Entities                  0          (1,694,569)         0         1,694,569            0

Common stock issued in connection
with the Dart acquisition                           0             257,577          0                 0            0

Purchase & retirement of stock                      0             (15,000)         0                 0            0

Compensatory stock options issued                   0                   0          0                 0            0

Common stock issued to Company
Employee Stock 401(k) Plan                          0              56,883          0                 0            0

Foreign currency translation
adjustment                                       (229)                  0          0                 0            0
                                             ----------------------------------------------------------------------
Balance, March 31, 1999                      $ (3,336)         19,020,213          0         1,694,569            0
                                             ========
Net loss                                      (18,902)                  0          0                 0            0

Common stock issued to Company
Employee Stock 401(k) Plan                          0             101,734          0                 0            0

Issuance of restricted stock                        0             272,500          0                 0            0


Amortization of deferred stock-based
compensation                                        0                   0          0                 0            0

Foreign currency translation
adjustment                                        243                   0          0                 0            0
                                             ----------------------------------------------------------------------
Balance, March 31, 2000                      $(18,659)         19,394,447          0         1,694,569            0
                                             ========

Net loss                                      (14,108)                  0          0                 0            0

Common stock issued to Company
Employee Stock 401(k) Plan                          0             332,875          0                 0            0

Forfeiture of restricted stock                      0             (32,500)         0                 0            0

Common stock issued in conjunction
with debt restructuring                             0          48,695,212          0                 0            0

Exchange of  Class B Nonvoting
Shares for Class A Voting shares-
Centre Entities                                     0           1,694,569          0        (1,694,569)           0

Stock warrants issued in exchange for
Series A preferred stock                            0                   0          0                 0            0

Amortization of deferred stock-based
compensation                                        0                   0          0                 0            0

Foreign currency translation
adjustment                                       (248)                  0          0                 0            0
                                             ----------------------------------------------------------------------
Balance, March 31, 2001                      $(14,356)         70,084,603         $0                 0         $  0
                                             ======================================================================


                                                                                                      Cumulative
                                                            Stock       Unearned       Retained       Translation
                                               APIC        Warrants   Compensation     Earnings        Adjustment       TOTAL
                                             ----------------------------------------------------------------------------------
Balance, March 31, 1998                      $112,390        $  0        $   0         $(140,569)        $ (52)        $(28,231)
Net loss                                            0           0            0            (3,107)            0           (3,107)
Exchange of Class A Voting for Class
B Nonvoting Shares-Centre Entities                  0           0            0                 0             0                0

Common stock issued in connection
with the Dart acquisition                       1,829           0            0                 0             0            1,829

Purchase & retirement of stock                    (75)          0            0                 0             0              (75)

Compensatory stock options issued                  71           0            0                 0             0               71

Common stock issued to Company
Employee Stock 401(k) Plan                        109           0            0                 0             0              109

Foreign currency translation
adjustment                                          0           0            0                 0          (229)            (229)
                                             ----------------------------------------------------------------------------------
Balance, March 31, 1999                       114,324           0            0          (143,676)         (281)         (29,633)

Net loss                                            0           0            0           (18,902)            0          (18,902)

Common stock issued to Company
Employee Stock 401(k) Plan                         84           0            0                 0             0               84

Issuance of restricted stock                      184           0         (184)                0             0                0

Amortization of deferred stock-based
compensation                                        0           0            7                 0             0                7

Foreign currency translation
adjustment                                          0           0            0                 0           243              243
                                             ----------------------------------------------------------------------------------
Balance, March 31, 2000                       114,592           0         (177)         (162,578)          (38)         (48,201)

Net loss                                            0           0            0           (14,108)            0          (14,108)

Common stock issued to Company
Employee Stock 401(k) Plan                         72           0            0                 0             0               72

Forfeiture of restricted stock                      0           0            0                 0             0                0

Common stock issued in conjunction
with debt restructuring                         7,609           0            0                 0             0            7,609

Exchange of  Class B Nonvoting
Shares for Class A Voting shares-
Centre Entities                                     0           0            0                 0             0                0

Stock warrants issued in exchange for
Series A preferred stock                            0         613            0                 0             0              613

Amortization of deferred stock-based
compensation                                        0           0          177                 0             0              177

Foreign currency translation
adjustment                                          0           0            0                 0          (248)            (248)
                                             ----------------------------------------------------------------------------------
Balance, March 31, 2001                      $122,273        $613        $   0         $(176,686)        $(286)        $(54,086)
                                             ==================================================================================


The accompanying notes are an integral part of these consolidated statements.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MARCH 31, 2001, 2000, AND 1999
                                 (in thousands)

                                                                  2001             2000             1999
                                                                --------         --------         --------
OPERATING ACTIVITIES:
 Net loss                                                       $(14,108)        $(18,902)        $ (3,107)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
 Employee stock compensation plan - 401(k)                            72               84              109
 Gain on extinguishment of preferred stock                        (1,729)               0                0
 Noncash reduction of debt restructuring liability                (2,049)               0                0
 Noncash refinancing cost                                            250                0                0
 Amortization of deferred stock-based compensation                   177                7                0
 Accretion of mandatory redeemable preferred stock                   260              254               93
 Depreciation                                                      2,042            1,991            1,419
 Loss on impairment of long-lived assets                           1,244            1,944                0
 Amortization of goodwill                                            251              517              519
 Amortization of loan costs                                          332              910              731
 Loss on sale of assets                                              178               10                0
 Compensatory stock options issued                                     0                0               71
 Deferred income taxes                                               (96)           2,651             (296)
 Changes in assets and liabilities:
    Accounts receivable, net                                      (1,937)          12,594            3,608
    Unbilled receivables                                           1,427              472           (4,744)
    Inventories                                                    3,820            1,495             (257)
    Prepaid expenses and other current assets                       (493)              79              (90)
    Escrow and other deposits                                          0                0              103
    Accounts payable                                                 504           (3,047)           1,885
    Accrued liabilities                                            4,605              439           (3,752)
    Income taxes payable/receivable                                  364           (1,527)             (46)
    Deferred revenue                                               1,180              338           (5,094)
    Warranty and contracts costs provision                         3,885                0                0
    Noncurrent liabilities                                          (390)             316             (195)
                                                                --------         --------         --------
 Total adjustments                                                13,897           19,527           (5,936)
                                                                --------         --------         --------
 Net cash (used in) provided by operating activities                (211)             625           (9,043)
                                                                --------         --------         --------
INVESTING ACTIVITIES:
 Payments for business acquisitions                                    0                0             (394)
 Sale of business                                                      0                0              200
 Liquidation (purchase) of performance guarantees                    714           (1,342)               0
 Purchase of property and equipment                                 (736)          (1,494)          (2,783)
 Proceeds from disposal of property and equipment                     52                0                0
                                                                --------         --------         --------
 Net cash provided by (used in) investing activities                  30           (2,836)          (2,977)
                                                                --------         --------         --------
FINANCING ACTIVITIES:
 Proceeds from borrowings of long-term debt                          200           43,372           24,700
 Repayments of long-term debt                                          0          (41,800)         (15,599)
 Proceeds from mandatory redeemable preferred stock                    0                0            3,000
 Deferred financing costs                                              0             (315)            (520)
 Repurchase and sale of common stock                                   0                0              (75)
                                                                --------         --------         --------
 Net cash provided by financing activities                           200            1,257           11,506
                                                                --------         --------         --------
EFFECT OF CHANGE IN FOREIGN EXCHANGE RATES                           (41)              35              (76)
 Net decrease in cash and cash equivalents                           (22)            (919)            (590)
 Cash and cash equivalents, beginning of year                      1,886            2,805            3,395
                                                                --------         --------         --------
 Cash and cash equivalents, end of year                         $  1,864         $  1,886         $  2,805
                                                                --------         --------         --------
Supplemental disclosure of cash paid for:
 Interest                                                       $  1,010         $  4,695         $  6,265
 Income taxes                                                   $ (1,327)        $    433         $    241


The accompanying notes are an integral part of these consolidated statements.


                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2001, 2000, AND 1999


1.       ORGANIZATION AND NATURE OF BUSINESS

         Firearms Training Systems, Inc. ("FATS" or the "Company"), a Delaware corporation, was incorporated in 1984.

         FATS is engaged in the development, manufacture, sale, and servicing of small and supporting arms training simulators and simulated firearms. The Company's products include simulators for the military, law enforcement, sport shooting, and hunter education. The Company's customers include military and law enforcement agencies primarily throughout the United States ("U.S."), Canada, Europe and Asia.

         The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the "Operating Subsidiary"). As of March 31, 2001, FATS, Inc. had eight wholly owned subsidiaries (collectively, the "Subsidiaries"):
Firearms Training Systems Limited (the Operating Subsidiary's U.K. subsidiary), F.A.T.S. Singapore Pte, Ltd., Firearms Training Systems Netherlands, B.V., F.A.T.S. Foreign Sales Corporation, Simtran Technologies, Inc., which is based in Montreal, Canada ("Simtran"), FATS Canada Holdings, Dart International, Inc.
(Dart), and Firearms Training Systems Australia Pty Ltd.

         The Company is subject to several business and market risks. The risks are as follows: (1) the Company did not during the year ended March 31, 2001 generate sufficient cash flow from its current operations to pay in a timely manner its outstanding senior indebtedness, necessitating the debt restructuring (see Note 4), (2) while the Company's financial position has significantly improved as a result of the debt restructuring both in terms of a reduction in total amount and a deferral of maturity dates of its debt, it must continue to achieve its current business revenue targets in the current fiscal year in order to discharge its interest obligations in a timely manner and expand its business opportunities, and (3) the Company must receive new contracts for production to be delivered in the current fiscal year in order to achieve its revenue projections. Thus, the Company's continuation as a going concern is dependent upon its ability to: (a) continue production work on existing contracts, (b) obtain new contracts for future delivery, and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management's plans in response to the above objectives are to: (1) continue to reinforce cost control measures to ensure operations are conducted at the lowest cost possible at all locations, (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment, (3) minimize capital expenditures in nonstrategic areas, (4) improve inventory turns and lower inventory investment, and (5) negotiate more favorable terms and conditions to reduce extended or prolonged payment cycles.

         The Company believes that this business strategy may achieve positive operating results provided that the Company collects on past-due receivables outstanding and achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company.


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

         The Company amortizes all goodwill associated with acquisitions over a ten-year period. During the fiscal year ended March 31, 2000, the Company reviewed the historical and projected results for its Dart subsidiary, noting that the division was performing well below the expectations of management and had experienced recurring operating losses and negative cash flows. As a result of the changes in operations at the subsidiary, the Company reviewed the goodwill created as a result of the purchase of Dart for impairment as an event occurred that may indicate that the carrying amount of the goodwill may


                                    Page F-6
not be recoverable. The Company estimated the future cash flows expected to result from future Dart operations and determined that the entire amount of the unamortized goodwill associated with this subsidiary had no value. An impairment charge of $1,944,000 equal to the unamortized goodwill was recorded under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and is included in operating expenses in the accompanying statement of operations.

         During the third quarter of fiscal year 2001, management began an evaluation of the operations of Simtran, in response to Simtran's declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. Management then recorded an impairment loss equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows. An impairment charge of $1,244,000 equal to $608,000 related to undepreciated values of certain fixed assets and $636,000 of unamortized goodwill was recorded under SFAS No.121 and is included in operating expenses in the accompanying statements of operations.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, the Operating Subsidiary, and the Subsidiaries. All significant intercompany transactions and balances have been eliminated.


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


         REVENUE RECOGNITION

         Substantially all revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue is primarily recognized upon shipment when title passes. A significant portion of the Company's revenues is derived from shipments under contract with various governmental agencies. Such contracts generally specify pricing terms by product and provide for shipment of the Company's simulators and other products over an extended period of time, with billings related to the shipment schedule. These contracts generally do not include reimbursement of product development costs. Advanced billings related to contracts are recorded as deferred revenue and are recognized ratably primarily as units are delivered or on a percentage-of-completion method for contracts in which significant customized systems development is required and completion typically exceeds one year. Percentage of completion is measured based on costs incurred to date versus total estimated contract costs. Amounts billed for extended warranties are recorded as deferred revenue and are recognized ratably as income over the lives of the service agreements, which generally range from one to three years. Unbilled receivables represent shipments or contract deliverables made but not invoiced to the customer.


         RESTRICTED CASH

         Restricted cash represents an escrow account, which has been established to ensure contract performance by the Company under certain contracts.


         INVENTORIES


         Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead. Market is defined as net realizable value.


Inventories consist of the following (in thousands):            MARCH 31,
                                                         ----------------------
                                                            2001           2000
                                                         ----------------------
                  Raw materials ......................   $ 6,969        $ 8,507
                  Work in process ....................     3,998          6,134
                  Finished goods .....................     1,559          1,728
                                                         ----------------------
                      Total inventories ..............   $12,526        $16,369
                                                         ======================


         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2001, 2000, and 1999 was $2,042,000, $1,991,000, and $1,419,000, respectively.

         The detail of property and equipment is as follows (in thousands):

                                                                                    MARCH 31,
                                                                            ------------------------
                                                                              2001            2000
                                                                            ------------------------
                  Machinery and equipment ..........................        $  5,726         $ 6,119
                  Demonstration equipment ..........................           3,458           2,895
                  Furniture and fixtures ...........................             422             418
                  Vehicles .........................................             303             333
                  Leasehold Improvements ...........................             179             187
                                                                            ------------------------
                     Subtotal ......................................        $ 10,088         $ 9,952
                  Less accumulated depreciation and amortization ...          (7,441)         (5,096)
                                                                            ------------------------
                     Net ...........................................        $  2,647         $ 4,856
                                                                            ========================


         LONG-LIVED ASSETS

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. During fiscal years 2001 and 2000, the Company performed this analysis due to changes in circumstances at its Simtran and Dart subsidiaries and recorded impairment losses of $1,244,000 and $1,944,000, respectively (Note
2). Having found no other instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, thus requiring the recognition of an impairment loss, management believes that the other long-lived assets in the accompanying balance sheets are appropriately valued.


         ACCRUED LIABILITIES


         Accrued liabilities consist of the following (in thousands):

                                                                                   MARCH 31,
                                                                               2001          2000
                                                                              --------------------
                  Sales commissions, bonuses, and agents' commissions ...     $  843        $  640
                  Accrued salaries and related expenses .................        894           968
                  Professional fees .....................................        414           120
                  Accrued severance costs ...............................         23           431
                  Other .................................................      1,721         1,906
                                                                              --------------------
                       Total accrued liabilities ........................     $3,895        $4,065
                                                                              ====================


         WARRANTY AND CONTRACTS COST PROVISION

         During the fiscal year ended March 31, 2001, the Company recorded accruals of approximately $4.0 million associated with the costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are primarily due to recent increases in costs associated with the delivery of products. The additional costs were not originally anticipated at the time the warranty program or related contracts were entered into. Based on the Company's revised estimates, the related revenue from these programs is no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable.


         STOCK-BASED COMPENSATION PLANS

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

         Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note 6).


         RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company expenses research and development costs as incurred. Research and development costs included in the accompanying statements of operations include salaries, wages, benefits, general and administrative, prototype equipment, project supplies and other related costs directly associated with research and development activities.


         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred.


         FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 2001 and 2000. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In management's opinion, the carrying amounts of these financial instruments, with the exception of the long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March


31, 2001 and 2000. A portion of long-term debt bears interest at a fluctuating rate based on the prime rate. The other portion bears interest at a fixed rate that is close to this fluctuating rate. The Company therefore believes that the carrying amount of its long-term debt approximates fair value.


         NET LOSS PER COMMON SHARE

         Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from warrants and from stock options using the treasury stock method. No common stock equivalents were included in the computation of diluted net loss per share for the years ended March 31, 2001, 2000, and 1999, as all were antidilutive.


         CLASS B TO CLASS A COMMON SHARES EXCHANGE

         On April 24, 1998, 1,694,569 shares of the Company's voting Class A common stock were exchanged by a group of major shareholders managed by Centre Partners Management, LLC (the "Centre Entities") for an equal amount of nonvoting Class B common stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B common stock to shares of Class A common stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Class A common stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Class A common stock are transferred to an unaffiliated person. As discussed in Note 5, the Company entered into a Securities Exchange and Release Agreement with the Centre Entities, which resulted in the release of the restrictions on the conversion of the Class B to Class A common stock. The Centre Entities then converted all of its shares of Class B common stock to Class A common stock during fiscal year 2001.


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


         NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for the Company's fiscal year ending March 31, 2002. Management does not believe that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations.

         In 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. Management adopted SAB No. 101 for the fiscal year ending March 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

         In 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Multiple Element Revenue Arrangements," which addresses (1) determining whether an arrangement contains multiple components or deliverables that should be evaluated separately for revenue recognition purposes; (2) how consideration should be allocated, if separate accounting for a deliverable is appropriate; and (3) the accounting for direct costs when it is concluded that those costs are not associated with any single deliverable or are associated with a specific deliverable that does not qualify as a separate unit.


In April 2001, the EITF reached a tentative consensus on portions of this issue. The Company is currently evaluating the impact that EITF No. 00-21 will have on its financial position and results of operations.

         In 2001, the Financial Accounting Standards Board issued a revised exposure draft for a proposed Statement of Financial Accounting Standards entitled "Business Combinations and Intangible Assets-Accounting for Goodwill." This exposure draft, if adopted as proposed, would eliminate the amortization of goodwill against earnings. Instead, goodwill would be written down against earnings only in the periods in which the recorded value is more than its fair value. The FASB is expected to issue a final statement on business combinations and intangible assets in June 2001. The impact of this statement may be significant if it is issued as currently proposed, as the Company would no longer recognize goodwill amortization expense. As of March 31, 2001, the Company has unamortized goodwill of approximately $1.2 million. However, the Company would be required to test goodwill for impairment under new standards.


         USE OF ESTIMATES AND ACCRUALS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         NONRECURRING RESTRUCTURING CHARGE

         The Company recognized a nonrecurring restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability in fiscal year 1999. As of March 31, 2000, no balance remains in the restructuring accrual. The Company recorded a $143,000 decrease in operating expenses in fiscal year 2000 as a result of the unused portion of this accrual.


         EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution profit sharing plan (the "Plan") for substantially all company employees. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and company stock. Total contributions by the Company to the Plan were approximately $182,000, $200,000, and $266,000 for the years ended March 31, 2001, 2000, and 1999, respectively.


         SHIPPING AND HANDLING EXPENSES

         All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs are included as a part of the cost of revenues.


         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current year presentation.


4.       LONG-TERM DEBT

         At March 31, 2001 and 2000, long-term debt consisted of the following (in thousands):


                                   Page F-11

                                                               2001           2000
                                                             ----------------------
                  Tranche A loan ....................        $     0        $17,300
                  Tranche B loan ....................              0         32,600
                  Revolving credit facility .........              0         20,872
                  Revolving promissory note .........              0          3,000
                  Working capital - borrowings ......            200              0
                  Long-term debt - senior ...........         12,000              0
                  Long-term debt - junior ...........         24,765              0
                  Long-term accrued interest ........          7,025              0
                                                             ----------------------
                       Total ........................        $43,990        $73,772
                                                             ======================



         In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement") and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company's previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Class A common stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in senior secured loans, and approximately $22,034,000 of junior secured loans.

         The Revolving promissory note outstanding at March 31, 2000 had been guaranteed by Centre Entities. Subsequent to March 31, 2000, Centre Entities repaid the $3,000,000 Revolving promissory note on behalf of the Company in exchange for a $250,000 funding fee. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the "Centre Loan Agreement"). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as the $250,000 funding fee, was converted to 1,764,452 shares of Class A common stock, 897.397 shares of Series B mandatory redeemable preferred stock, approximately $504,000 in senior secured loans, and approximately $966,000 in junior secured loans.

         The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. As of March 31, 2001, approximately $7,025,000 and $4,382,000 of the liability remained and is included in long-term debt and mandatory redeemable preferred stock, respectively, on the accompanying balance sheet. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as noncash reduction of debt restructuring liability on the accompanying statements of cash flows. Expenses relating to the restructuring, including the $250,000 funding fee related to the Revolving promissory note, totaled approximately $656,000 and are included in interest expense in the accompanying statement of operations for the year ended March 31, 2001.

         The New Credit Agreement also includes a senior secured credit line in the amount of approximately $882,000 to support letters of credit and working capital requirements. As of March 31, 2001, borrowings of $200,000 and irrevocable standby letters of credit in the principal amount of approximately $660,000 in connection with the performance of certain sales contracts were outstanding.

         All borrowings under the new agreements mature on March 31, 2003 but may be extended for one additional year at the Company's option for a 1% fee. The senior loans bear interest at prime plus 1%, (9% at March 31, 2001), payable quarterly in


                                   Page F-12
cash. The junior loans bear interest at 10%, payable quarterly in cash or in notes with the same terms, depending on interest coverage ratios, as defined. During the year ended March 31, 2001, approximately $1,765,000 of junior loan interest was paid by issuing additional notes which have been included in the total junior debt amount above. As of March 31, 2001, the effective future interest rate on all borrowings under the new credit agreement was approximately 0.2%.

         The borrowings under the old agreement and the New Credit Agreement are secured by substantially all of the Company's assets, a pledge of all of the common shares of the operating subsidiary, and a pledge of 65% of the capital stock of the Company's foreign subsidiaries. The New Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain interest coverage ratios, as defined, to be maintained. As of March 31, 2001, the Company was in compliance with these covenants.


5.       MANDATORY REDEEMABLE PREFERRED STOCK


         SERIES A PREFERRED STOCK

         In November 1998, the board of directors created a new class of Series A preferred stock with 38,000 authorized shares. The Company then entered into a Securities Purchase Agreement with Centre Entities whereby Centre Entities purchased, for $3,000,030, securities comprised of Series A preferred stock and nondetachable warrants to purchase Class B Nonvoting Common Stock with an exercise price of $1.03. The securities bore dividends at 8% per year and were subject to mandatory redemption on November 13, 2003. The Company recorded accretion of the dividends of approximately $110,000, $254,000, and $93,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

         In August 2000, the Company entered into a Securities Exchange and Release Agreement with Centre Entities. In accordance with the agreement, all shares of Series A mandatory redeemable preferred stock and related non-detachable warrants were redeemed for 6,695,212 shares of Class A common stock, an amended warrant to purchase 3,246,164 shares of Class A common stock at $1.00 per share, and a new warrant to purchase 2,000,000 shares of Class A common stock at an exercise price of $0.25 per share. The common stock issued was recorded at the market value at the time of issuance. The warrants were recorded at fair value of approximately $613,000 calculated using the Black Scholes method. A gain of approximately $1,729,000 was recorded on the transaction.


         SERIES B PREFERRED STOCK

         In August 2000, the board of directors approved an amendment to the articles of incorporation to change the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the later of March 31, 2003 or the latest maturity date of the senior secured debt (see Note 4) at the liquidation value thereof. The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (Note 4). Accretion related to dividends earned during the year ended March 31, 2001 totaled approximately $1,306,000. As discussed in Note 4, this amount was offset by the reduction in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $150,000 for the year ended March 31, 2001.


6.       STOCK-BASED COMPENSATION PLANS


         STOCK OPTION PLAN

         The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the "Option Plan") in fiscal year 1997. The Company has reserved a total of 7,500,000 shares of Class A common stock for issuance under the Option Plan under eight different nonqualified option series. The Option Plan provides for antidilution in the event of certain defined circumstances.


The Option Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant.


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


         SERIES C OPTIONS

         Options under this series are available for grant to nonemployee directors. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event the optionee ceases to be a director, options shall be exercisable to the extent they are exercisable on the effective date the optionee ceases to be a director.


         SERIES D AND SERIES E OPTIONS

         Options under these series are available for grant to officers and other employees. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee's employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee's termination. In the event of termination of the optionee's employment for cause, all of the optionee's outstanding options shall be forfeited.


         SERIES F OPTIONS

         Options under this series are available for grant to executive officers. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee's employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee's termination. In the event of termination of the optionee's employment for cause, all of the optionee's outstanding options shall be forfeited.


         SERIES G OPTIONS


         Options under this series are available for grant to executive officers. The options are exercisable on a pro-rata basis at the end of the fiscal year and annually thereafter, beginning March 31, 2001, based on the Company meeting specific financial performance goals at the end of its fiscal year. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee's employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee's termination. In the event of termination of the optionee's employment for cause, all of the optionee's outstanding options shall be forfeited.

         During the year ended March 31, 2001, 390,000 Series G options were issued to executive officers of the Company with an exercise price of $0.50. Under APB No. 25, the Company is required to make estimates of the number of shares expected to be earned at the end of each reporting period. The estimated shares to be earned are multiplied by the excess, if any, of the fair market value of the common stock at period-end over the $0.50 exercise price. This amount will be recognized as stock compensation expense over the performance period. As of each reporting period for the year ended March 31, 2001, the exercise price exceeded the fair market value of the common stock and thus no related expense was recorded.

         SERIES H OPTIONS

         Options under this series are available for grant to executive officers. The options are exercisable upon the sale of the Company, with certain limitations and multipliers based on the fair market value per share sale price of the Company. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee's employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee's termination. In the event of termination of the optionee's employment for cause, all of the optionee's outstanding options shall be forfeited.

         During the year ended March 31, 2001, 390,000 Series H options were issued to executive officers of the Company with an exercise price of $0.01. The value of these options computed as the excess of the fair market value of the common stock over the exercise price will be recorded at the time the contingency is resolved upon the sale of the Company.

         A summary of changes in outstanding options during the years ended March 31, 1999, 2000, and 2001 is as follows:


                                                                                                                 Weighted Average
                                                              OPTIONS                EXERCISE PRICE               Exercise Price
                                                             ---------          -------------------------        ----------------
                  Outstanding,  March 31, 1998 .........      2,091,649         $   3.25   -    $   14.25           $   4.48
                  Granted ..............................        827,401             0.69   -        12.00               3.58
                  Cancelled ............................       (697,898)            1.25   -        14.25               6.08
                                                              ---------         --------   -    ---------           --------
                  Outstanding, March 31, 1999 ..........      2,221,152         $   0.69   -    $   14.00           $   3.65
                  Granted ..............................        673,400             0.50   -         1.00               0.69
                  Cancelled ............................       (679,698)            0.56   -        14.00               3.86
                                                              ---------         --------   -    ---------           --------
                  Outstanding, March 31, 2000 ..........      2,214,854         $   0.50   -    $   12.00           $   2.82
                  Granted ..............................      1,206,900             0.01   -         0.69               0.35
                  Cancelled ............................       (425,069)            0.56   -        12.00               3.21
                                                              ---------         --------   -    ---------           --------
                  Outstanding, March 31, 2001 ..........      2,996,685         $   0.01   -    $   12.00           $   1.77
                                                              =========
                  Shares available for future grants ...      4,500,636
                                                              =========


         As of March 31, 2001, 2000, and 1999, options to purchase 1,057,416, 810,288, and 289,169 shares, respectively, were exercisable with weighted averages prices of $3.15, $3.59, and $3.83, respectively.

         Grants and cancellations for fiscal year 1999 include 189,950 shares reissued at a price of $3.253 on December 11, 1998. The options were cancelled and reissued to certain employees. The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following ranges of weighted average assumptions used for grants:


                                                    YEAR ENDED MARCH 31,
                                            2001            2000           1999
                                         ----------------------------------------
     Risk-free interest rate ......         5.00%           5.00%     5.75 - 5.80%
     Expected dividend yield ......            0               0                0
     Expected lives (in years) ....          4.0             4.0        4.0 - 5.0
     Expected volatility ..........       150.00%         153.20%          104.30%


         The total value of options granted during the years ended March 31, 2001, 2000 and 1999 was computed as approximately $194,000, $340,000, and $1,039,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, the Company's net loss (in thousands) and net loss per diluted share for the years ended March 31, 2001, 2000, and 1999 would have been as follows:

                                                                YEAR ENDED MARCH 31,
                                                       2001              2000             1999
                                                    --------------------------------------------
         Net loss ..........................        $ (16,184)        $ (20,254)        $ (5,287)
         Net loss per share - diluted ......        $   (0.30)        $   (0.98)        $  (0.26)


         The following table sets forth the Company's outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2001:

           OPTIONS OUTSTANDING                                                                     OPTIONS EXERCISABLE
        --------------------------                      Weighted                            --------------------------------
                                       Outstanding       Average              Weighted      Exercisable          Weighted
                                          as of         Remaining              Average          as of             Average
         Range of Exercise Prices       03/31/2001   Contractual Life       Exercise Price   03/31/2001       Exercise Price
         ------------------------       ----------   ----------------       --------------   ----------       --------------
            $ 0.00  -  $ 1.43            1,906,534         8.9                   $ 0.49         314,717            $ 0.81
              1.44  -    2.85               48,750         7.7                     1.79          32,501              1.79
              2.86  -    4.28              886,134         3.9                     3.25         587,728              3.25
              4.29  -    5.70               16,600         3.8                     5.19          16,600              5.19
              5.71  -    7.13                3,000         3.4                     7.13           3,000              7.13
              7.14  -    8.55               74,733         5.1                     7.58          51,602              7.59
              8.56  -    9.98                  100         4.0                     9.00             100              9.00
             11.40  -   12.83               60,834         4.8                    11.79          51,168             11.79
                                        ----------      ------                   ------       ---------            ------
                                         2,996,685         7.2                   $ 1.77       1,057,416            $ 3.15

         STOCK COMPENSATION PLAN

         The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan ("the Stock Plan") on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Class A common stock for issuance under the Plan. As of March 31, 2001, 258,269 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Class A common stock for compensation, including issuances to make Company matching contributions under the Company's 401(k)


Profit Sharing Plan. During the years ended March 31, 2001, 2000, and 1999, the Company issued 332,875, 101,734, and 56,883 shares, respectively, of Class A common stock to the 401(k) Profit Sharing Plan as matching contributions (Note
3).

         During the year ended March 31, 2000, the Company also granted 272,500 shares of restricted stock with a fair value at the date of grant of $0.69 per share to various employees under the Stock Plan. The shares vest and became unrestricted 50% on September 30, 2000 and 50% on March 31, 2001. The Company recorded deferred compensation equal to the fair value of these shares on the date of grant, which was amortized to expense over the vesting period of the stock.


         MANAGEMENT SHARES AGREEMENT

         In September 1996, the Company entered into a management shares agreement ("Management Shares Agreement") with Centre Partners Management LLC, the Centre Entities and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the "Management Holders"). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Entities, has "bring along rights," pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Entities. The Management Holders have similar "tag along" rights pursuant to which they can participate in a sale by the Centre Entities of 5% or more of the outstanding shares of common stock to an unaffiliated third party. The Centre Entities also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Entities exercise any rights to register common stock under a registration rights agreement, which granted Centre Entities certain demand registration rights exercisable on no more than ten occasions as well as certain "piggyback" registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Entities, at such time as they hold less than 10% of the outstanding shares of common stock and (ii) ten years from the date of the agreement, if not sooner terminated.


7.       INCOME TAXES

The significant components of income tax expense are as follows (in thousands):


                                                                        YEAR ENDED MARCH 31,
         Current:                                               2001            2000            1999
                                                              ---------------------------------------
              Federal income tax (benefit)/expense ........   $  (999)        $(3,751)        $(2,001)
              Foreign income tax (benefit)/expense ........        43             292             868
              State income tax (benefit)/expense ..........         0              --            (271)
              Deferred income tax expense/(benefit) .......       (96)          2,651            (296)
                                                              ---------------------------------------
                                                              $(1,052)        $  (808)        $(1,700)
                                                              =======================================


A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

                                                                            YEAR ENDED MARCH 31,
                                                                     2001            2000            1999
                                                                   ---------------------------------------
         Tax at statutory rate ............................        $(5,654)        $(6,631)        $(1,603)
         Nondeductible goodwill ...........................             22              83              83
         Research and development tax credit ..............              0            (679)              0
         Foreign sales corporation benefit ................              0            (188)           (201)
         Impairment of nondeductible goodwill .............            216             661               0
         Taxable discount of accretion ....................            393               0               0
         Increase in valuation allowance ..................          3,904           6,207               0
         Other ............................................             67            (261)             21
                                                                   ---------------------------------------
              Total .......................................        $(1,052)        $  (808)        $(1,700)
                                                                   =======================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                                          MARCH 31,
                                                                   ------------------------
         Deferred Tax Assets:                                        2001            2000
         -------------------------------------------------         --------         -------
         Inventory reserves ...............................        $    350         $   358
         Accrued Liabilities ..............................             193             368
         Warranty and contract costs reserve ..............           1,640             140
         Deferred revenue .................................             412             295
         Gain related to cancelation of indebtedness ......           3,992              --
         Loss on impairment of property and equipment .....             319              --
         Net Domestic operating loss carryforwards ........           4,873           5,121
         Net Foreign operating loss carryforwards .........               0             181
         Other ............................................             227             144
         Valuation allowance ..............................         (10,621)         (6,207)
                                                                   ------------------------
              Total Gross Deferred Tax Assets .............        $  1,385         $   400
                                                                   ========================
         Deferred Tax Liabilities:
         -------------------------------------------------
         Accelerated Depreciation .........................              36             144
         Inventory basis differences ......................           1,155             331
         Other ............................................             417             244
                                                                   ------------------------
              Total Gross Deferred Tax Liabilities ........           1,608             719
                                                                   ------------------------
         Net Deferred Tax liabilities .....................            (223)           (319)
            Less: Non-current Deferred Tax Assets .........               0               0
                                                                   ------------------------
              Non-current Net Deferred Tax Liabilities ....        $   (223)        $  (319)
                                                                   ========================


         The debt restructuring completed by the Company in August 2000 resulted in a gain for tax purposes. However, due to the fact that the sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, no gain was recognized on the transaction for book purposes in accordance with SFAS 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock by approximately $14.6 million and was allocated proportionately to the new debt and preferred stock based on their relative carrying values. During the year ended March 31, 2001, the excess amount allocated to debt was reduced by approximately $2,049,000, resulting in a corresponding reduction of interest expense. The excess amount allocated to preferred stock was reduced by approximately $1,156,000, resulting in a corresponding reduction of accretion of preferred stock. The deferred tax asset for the gain related to the cancellation of indebtedness above represents the difference between the gain recognized for tax purposes and the gain recognized for book purposes through the reductions in interest expense and accretion. The taxable discount of accretion included in the rate reconciliation represents the tax effect of the accretion discount recorded of $1,156,000.

         The Company recorded a federal income tax benefit of $999,000 for the fiscal year ended March 31, 2001 related to the anticipated refund due to the Company for carrybacks of net operating losses.

         As of March 31, 2001, the Company has available domestic operating loss carryforwards of approximately $13,922,000. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Due to uncertainty of future income, the Company has recorded a valuation allowance for the entire amount of deferred tax assets attributable to the operating loss carryforwards as well as for the amount of deferred tax assets created as a result of temporary differences between book and tax. The domestic operating losses expire in 2021 and 2022.


8.       CONCENTRATION OF REVENUES

         For the years ended March 31, 2001, 2000, and 1999, the Company's five largest customers accounted for approximately 34.9%, 58.2%, 62.3% of the Company's total revenues, respectively. For any period, a "major customer" is defined as a customer from which the Company generated more than 10% of its revenues for that period. For the fiscal year ended March


31, 2001, no customer accounted for more than 10% of the Company's revenues. The following table summarizes information about the Company's major customers for the years ended March 31, 2000 and 1999:


                                                                Aggregate        Percent
                                                                 Revenues        of Total
          Year                     Major Customers                (000s)         Revenues
         --------------------------------------------------------------------------------

          2000     Canadian Department of National Defence       $ 10,791          27.7%
                   The Australian Army                              5,295          13.6%

          1999     Canadian Department of National Defence         20,247          36.5%



         As of March 31, 2001, the Company had two customers that comprised approximately 20.0% and 13.9% of total accounts receivable. As of March 31, 2000, the Company had three customers that comprised approximately 25%, 18%, and 15% of total accounts receivable.

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

         A significant portion of the Company's sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2001, 2000, and 1999, 52.7%, 70.5%, and 64.2%, respectively, of the Company's revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company's products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.


9.       NET LOSS PER COMMON SHARE

         Net loss per share at March 31, 2001, 2000, and 1999 were as follows (in thousands except per share amounts):


                                   Page F-19

                                                       2001             2000             1999
Basic:
Net loss attributable to common shareholders        $(14,108)        $(18,902)        $ (3,107)
Weighted average common shares outstanding            53,643           20,760           20,686
                                                    --------         --------         --------
Per share amount                                    $  (0.26)        $  (0.91)        $  (0.15)

Diluted:
Net loss attributable to common shareholders        $(14,108)        $(18,902)        $ (3,107)
Weighted average common shares outstanding            53,643           20,760           20,686
                                                    --------         --------         --------
Per share amount                                    $  (0.26)        $  (0.91)        $  (0.15)


         Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The effect of stock options and warrants was excluded in all of the years presented above as a loss was recorded and amounts were antidilutive.


10.      RELATED PARTY TRANSACTIONS

         In conjunction with the debt restructuring, the Company has entered into a consulting agreement with a company in which a board member has an ownership interest. The consulting company's main focus is to provide managerial and strategic guidance to the Company. During the fiscal year ended March 31, 2001, the Company incurred fees of approximately $272,000 for consulting services under the agreement. As of March 31, 2001, approximately $44,000 is due to the consulting company and is included in accrued liabilities of the accompanying balance sheet.


11.      COMMITMENTS AND CONTINGENCIES


         OPERATING LEASES

         The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancellable operating leases was approximately $1,001,000, $942,000, and $725,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

         At March 31, 2001, future minimum payments under noncancellable operating leases were as follows (in thousands):


                 2002.................................   $  849
                 2003.................................      709
                 2004.................................      587
                 2005.................................      565
                 2006.................................      545
                 Thereafter...........................    1,291
                                                         ------
                                                         $4,546
                                                         ======


         GOVERNMENT AGENCY REVIEW

         The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.


         EMPLOYMENT AGREEMENTS


         In September 1996, the Company entered into an employment agreement with Mr. Peter A. Marino, its President, Chief Executive Officer (CEO) and Director. As noted in the Company's Form 8-K dated September 15,1999, in agreement with the Board of Directors, Mr. Marino retired from his position as President and CEO effective September 30, 1999. Mr. Marino received severance payments totalling approximately $460,000 during the fiscal year ended March 31, 2001, which included a lump-sum payment for the remainder of the agreement, all of which had been accrued for as of March 31, 2000; there is no severance payment liability remaining regarding Mr. Marino's employment agreement on the accompanying balance sheet as of March 31, 2001. Also, the terms of all vested options held by the officer as of his termination date were amended to extend the exercise period until December 29, 2001. This amendment to the option terms created a new measurement date under APB No. 25. However, due to the fact that the market value of the Company's stock was below the exercise prices of the options as of the amendment date, no compensation expense has been recognized.

         Mr. Robert F. Mecredy, the Company's Executive Vice President, assumed responsibilities as President and CEO as of October 1, 1999. On November 1, 2000, the Company entered into an employment agreement with Mr. Mecredy for a period of three years retroactive to April 1, 2000. On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions of President, Chief Executive Officer, and Director of the Company (Note 13).

         In March 1999, the Company entered into an employment agreement with its Chief Financial Officer; this contract was amended on February 18, 2000 to extend the agreement by a period of one year. On November 1, 2000, this contract was extended for a period of three years retroactive to October 1, 2000. All other terms and conditions of the agreement remain in effect. The amount of this contract is not material to the Company's financial position.

         LEGAL

         The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management, will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.


12.      INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one industry segment -- the manufacture, sale and service of small and supporting arms training simulators. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary and, to a lesser extent, through certain of the Subsidiaries. Geographic financial information on international sales is as follows (in thousands):



                                                   YEAR ENDED MARCH 31,
                                           -------------------------------------
         International sales:               2001           2000           1999
         --------------------              -------------------------------------
         Europe ...................        $ 9,149        $ 8,044        $ 9,480
         Asia .....................          2,629          3,007          5,109
         Canada ...................          5,705         10,790         20,259
         Australia ................          1,773          5,296             --
         Other ....................          2,619            282            767
                                           -------------------------------------
                   Total ..........        $21,875        $27,419        $35,615
                                           =====================================


         As of March 31, 2001, the Company had property and equipment, net of approximately $2,415,000 in the United States and $232,000 at its subsidiaries in foreign countries.


13.      SUBSEQUENT EVENTS


         On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions of President, Chief Executive Officer, and Director of the Company. Mr. Mecredy will receive severance payments totaling approximately $250,000 through July 2003. The terms of certain options held by Mr. Mecredy were extended to permit exercise for the length of the option despite termination of his employment, but the total term of the Series H options was shortened to 3 years from 7 years. Mr. Randy Sugarman, Chairman of the Board of Directors, replaced Mr. Mecredy on an interim basis. The Company will record the related expense associated with the termination in the first quarter of fiscal year 2002.


                                                                      Schedule I

                FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         MARCH 31, 2001, 2000, AND 1999


                                                                    ADDITIONS
                                                   BALANCE AT       CHARGED TO                         BALANCE AT
                                                    BEGINNING       COSTS AND                            END OF
                                                    OF PERIOD        EXPENSES        DEDUCTIONS          PERIOD
                                                   -----------     -----------       ----------        ----------
 Fiscal year ended March 31, 2001:
       Allowance for doubtful accounts......         $ 215            $ 150            $   6             $ 359

 Fiscal year ended March 31, 2000:
       Allowance for doubtful accounts......           228               15               28               215

 Fiscal year ended March 31, 1999:
       Allowance for doubtful accounts......           100              128                0               228

 Fiscal year ended March 31, 2000:
       Restructuring reserve................           318             (143)(2)          175(1)              0

 Fiscal year ended March 31, 1999:
       Restructuring reserve................             0              870              552(1)            318

(1)      Represents amounts charged against the restructuring reserve.

(2) Represents removal of remaining reserve not considered necessary as of March 31, 2000


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on June 28, 2001.

                             FIREARMS TRAINING SYSTEMS, INC.

                             By:         /s/  Randy Sugarman
                                -----------------------------------------------
                                              Randy Sugarman
                               Interim President and Chief Executive Officer and Chairman of the Board of Directors and Director
                                       (Principal Executive Officer)


                        POWER OF ATTORNEY AND SIGNATURES

         Each person whose signature appears below constitutes and appoints Randy Sugarman and John A. Morelli each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K of Firearms Training Systems, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or any of their substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                              TITLE                                   DATE
     ----------                              -----                                   ----

         *                 Chairman of the Board and Director                    June 28, 2001
----------------------     Interim President and Chief Executive Officer
Randy Sugarman

         *                 Chief Financial Officer and Treasurer                 June 28, 2001
----------------------     (Principal Financial and Accounting Officer)
John A. Morelli

         *                 Director                                              June 28, 2001
----------------------
William J. Bratton

         *                 Director                                              June 28, 2001
----------------------
Mary Ann Gilleece

         *                 Director                                              June 28, 2001
----------------------
Ronovan Mohling

         *                 Director                                              June 28, 2001
----------------------
Scott Perekslis

         *                 Director                                              June 28, 2001
----------------------
Ron Whitaker


                                    Page V-1