Form 10-Q
period 2001-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2001-08-14
CIK 1021770

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                   FORM 10-Q

                               ------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                           Yes [X]         No [ ]

         As of August 13, 2001, there were 70,153,159 shares of the Registrant's Class A Common Stock outstanding.

                        FIREARMS TRAINING SYSTEMS, INC.
                                     INDEX


                                                                                            Page number
                                                                                          ---------------
    PART I.       FINANCIAL INFORMATION

    ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  Condensed Consolidated Statements of Operations
                  Three months ended June 30, 2001 and 2000                                        3

                  Condensed Consolidated Balance Sheets
                  June 30, 2001 and March 31, 2001                                                 4

                  Condensed Consolidated Statements of Cash Flows
                  Three months ended June 30, 2001 and 2000                                        5

                  Notes to Condensed Consolidated Financial Statements                             6


    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    9


    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES                                        12
                  ABOUT MARKET RISK


    PART II.      OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS                                                               13

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 10-K                                               13

                  SIGNATURES                                                                      14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited and in thousands, except per share data)




                                                                 Three months ended
                                                                      June 30,
                                                                2001               2000
                                                              --------           --------

Revenues                                                      $ 11,048           $ 10,271
Cost of Revenues                                                 6,789              7,284
                                                              --------           --------
Gross margin                                                     4,259              2,987
Operating expenses:
   Selling, general and administrative expenses                  2,645              2,036
   Research and development expenses                             1,014              1,320
   Depreciation and amortization                                   480                588
                                                              --------           --------
     Total operating expenses                                    4,139              3,944

Operating income (loss)                                            120               (957)

Other income (expense), net:
   Interest income                                                 165                 15
   Interest expense                                                 (7)            (2,361)
   Other income (expense), net                                      20                (22)
                                                              --------           --------
        Total other income (expense), net                          178             (2,368)

Income (loss) before provision for income taxes                    298             (3,325)
Provision (benefit) for income taxes                               221               (116)
                                                              --------           --------

Net income (loss)                                                   77             (3,209)

Accretion of preferred stock                                       (65)               (66)
                                                              --------           --------

Net income (loss) applicable to common shareholders           $     12           $ (3,275)
                                                              ========           ========

Basic earnings (loss) per common share                        $   0.00           $  (0.16)
                                                              ========           ========

Diluted earnings (loss) per common share                      $   0.00           $  (0.16)
                                                              ========           ========

Weighted average common shares outstanding - basic              70,147             21,117
                                                              ========           ========

Weighted average common shares outstanding - diluted            70,376             21,117
                                                              ========           ========

The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               June 30,           March 31,
                          ASSETS                                2001                2001
-----------------------------------------------------------   ---------           ---------
                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                   $   2,281           $   1,864
  Restricted cash                                                   658                 628
  Accounts receivable, net                                        9,478               8,591
  Unbilled receivables                                            1,933               2,835
  Income tax receivable                                               0                 809
  Inventories                                                    14,942              12,526
  Prepaid expenses and other current assets                       1,699               1,117
                                                              ---------           ---------
                   Total current assets                          30,991              28,370

Property and equipment, net                                       2,297               2,647
Other noncurrent assets                                              33                   0
Goodwill, net                                                     1,110               1,156
                                                              ---------           ---------
                       Total assets                           $  34,431           $  32,173
                                                              =========           =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                            $   5,744           $   2,902
  Accrued liabilities                                             3,668               3,895
  Accrued interest                                                  941                 954
  Income tax payable                                                355                   0
  Deferred revenue                                                1,967               1,910
  Warranty and contract costs provision - current                 2,110               2,816
                                                              ---------           ---------
                   Total current liabilities                     14,785              12,477

Long-term debt                                                   43,676              43,990
Noncurrent deferred income taxes                                    215                 223
Warranty and contract costs provision - noncurrent                1,658               1,724
Other noncurrent liabilities                                        982                 796
                                                              ---------           ---------
Total liabilities                                                61,316              59,210

Mandatory redeemable preferred stock                             27,114              27,049

Stockholders' deficit:
  Stock warrants                                                    613                 613
  Additional paid-in-capital                                    122,314             122,273
  Accumulated deficit                                          (176,674)           (176,686)
  Cumulative foreign currency translation adjustment               (252)               (286)
                                                              ---------           ---------
               Total stockholders' deficit                      (53,999)            (54,086)
                                                              ---------           ---------
       Total liabilities and stockholders' deficit            $  34,431           $  32,173
                                                              =========           =========

The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                   Three months ended
                                                                         June 30,
                                                                    2001             2000
                                                                  -------           -------

OPERATING ACTIVITIES:
Net income (loss)                                                 $    12           $(3,275)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Employee stock compensation plan - 401(k) plan                      6                16
    Employee compensation - other                                       1                 0
    Noncash reduction of debt restructuring liability                (878)                0
    Amortization of deferred stock-based compensation                   0                66
    Accretion of mandatory redeemable preferred stock                  65                66
    Depreciation                                                      434               519
    Amortization of goodwill                                           46                69
    Amortization of loan costs                                          0               201
    Gain on disposal of assets                                        (37)              (13)
    Deferred income taxes                                              (8)                7
    Changes in assets and liabilities:
       Accounts receivable, net                                      (876)           (3,580)
       Unbilled receivables                                           961             1,772
       Inventories                                                 (2,405)              812
       Prepaid expenses and other current assets                     (581)               38
       Accounts payable                                             2,826               760
       Accrued liabilities                                            363             2,167
       Income taxes payable / receivable                            1,163             1,142
       Deferred revenue                                                58               (25)
       Warranty and contracts costs provision                        (781)                0
       Noncurrent liabilities                                         186               (93)
                                                                  -------           -------
          Total adjustments                                           543             3,924
                                                                  -------           -------
          Net cash provided by operating activities                   555               649
                                                                  -------           -------
Cash flows from investing activities:
    Change in restricted cash                                         (30)                2
    Additions to property and equipment, net                          (76)                0
    Proceeds from disposal of property and equipment                   37              (142)
                                                                  -------           -------
          Net cash used in investing activities                       (69)             (140)
                                                                  -------           -------
Cash flows from financing activities:
    Repayments of long-term debt                                      (45)                0
                                                                  -------           -------
          Net cash used in financing activities                       (45)                0
                                                                  -------           -------
Effect of changes in foreign exchange rates                           (24)              (25)
                                                                  -------           -------
Net Increase in Cash and Cash Equivalents                             417               484
Cash and Cash Equivalents at the Beginning of the Period          $ 1,864           $ 1,886
                                                                  -------           -------
Cash and Cash Equivalents at the End of the Period                $ 2,281           $ 2,370
                                                                  =======           =======
Supplemental disclosures of cash paid (received) for:
    Interest                                                      $   290           $    0
                                                                  -------           -------
    Income taxes                                                  $ (899)           $(1,442)
                                                                  =======           =======

The accompanying notes are an integral part of these condensed consolidated statements

                         FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended March 31, 2001.

         For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $204,000 for the three months ended June 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

2.       INVENTORY.

         Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a first-in, first-out basis (FIFO) or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

                                  June 30,         March 31,
                                    2001              2001
                                  --------         ---------
         Raw materials            $  7,573          $ 6,969
         Work in process             5,621            3,998
         Finished Goods              1,748            1,559
                                  --------          -------
            Total                 $ 14,942          $12,526
                                  ========          =======

3.       LONG-TERM DEBT

         At June 30, 2001 and March 31, 2001, long-term debt consisted of the following (in thousands):

                                               June 30,         March 31,
                                                 2001              2001
                                               --------         ---------
         Working capital - borrowings          $    155          $   200
         Long-term debt - Senior                 12,000           12,000
         Long-term debt - Junior                 25,374           24,765
         Long-term accrued interest               6,147            7,025
                                               --------          -------
            Total                              $ 43,676          $43,990
                                               ========          =======

4.       RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement, the consulting company's main focus is to provide managerial and strategic guidance in accordance with the terms of the Restructure Agreement. As of June 30, 2001, the Company incurred consulting fees of $115,815, plus expenses of $22,558, for consulting services under the agreement for the fiscal year 2002. Mr. Sugarman was recently named as interim CEO and the extent of his services is likely to increase for the current fiscal year. The amount expected to be incurred for the current fiscal year has not yet been determined.

5.       NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

         SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". As of June 30, 2001, the Company has $1,100,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement. However, the Company will be required to test the goodwill for impairment. The Company will adopt this standard in the first quarter of fiscal year 2003.

6.       NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per share for the three months ended June 30, 2001 and 2000 were as follows:

         (in thousands, except per share amounts)

                                                                                                   June 30,          June 30,
                                                                                                      2001              2000
                                                                                                   --------          --------
         Basic:
         Net income (loss) attributable to common shareholders                                     $     12          $ (3,275)
         Weighted average common shares outstanding                                                  70,147            21,117
                                                                                                   --------          --------
         Per share amount                                                                          $   0.00          $  (0.16)

         Diluted:
         Net income (loss) attributable to common shareholders                                     $     12          $ (3,275)
         Weighted average common shares outstanding                                                  70,147            21,117
         Shares assumed issued upon exercise of dilutive stock options using the treasury
         stock method                                                                                   229                 0
                                                                                                   --------          --------
         Total                                                                                       70,376            21,117
                                                                                                   --------          --------
         Per share amount                                                                          $   0.00          $  (0.16)

         Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,596,253 shares of common stock as well as warrants to purchase 5,246,164 shares of common stock were excluded for the three months ended June 30, 2001 as they were all anti-dilutive. The effect of all stock options and warrants was excluded for the three months ended June 30, 2000 as a loss was recorded and amounts were anti-dilutive.

7.       EXECUTIVE SEVERANCE

         On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions as President, Chief Executive Officer, and Director of the Company. He will receive severance payments totaling approximately $250,000 through July 2003. The related expense was recorded during the first quarter of 2001 and is included in selling, general, and administrative expenses in the accompanying statement of operations. The agreement includes noncompete and nonsolicitation clauses covering the period through July 2004. In exchange, the terms of the executive's Series F and H options discussed in the Company's 10-K for the year ended March 31, 2001 were extended to permit exercise in the future despite termination of his employment. The Company determined that the fair value of the modified Series F options as of the date of the severance agreement was $35,000. This amount has been recorded as an asset and is being expensed over the term of the noncompete and nonsolicitation agreement. The fair value of the Series H options which are only earned and exercisable upon the sale of the Company will be recorded at the time the contingency is resolved upon the sale of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's most recently filed Form 10-K for the fiscal year ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000:

         Net Revenues: Revenues increased $0.8 million, or 7.6%, to $11.1 million for the three months ended June 30, 2001 as compared to the $10.3 million for the three months ended June 30, 2000. Sales to U.S. military customers for the three months ended June 30, 2001, increased by $3.9 million, or 250.8%, to $5.5 million. Sales to U.S. law enforcement customers for the three months ended June 30, 2001 decreased $1.0, million, or 40.6% to $1.5 million. Sales to international customers for the three months ended June 30, 2001 decreased $1.9 million, or 33.4%, to $3.8 million.

         Cost of Revenues: Cost of revenues decreased $0.5 million, or 6.8%, to $6.8 million for the three months ended June 30, 2001 as compared to $7.3 million for the three months ended June 30, 2000. As a percentage of revenues, cost of revenues decreased to 61.5% for the three months ended June 30, 2001 as compared to 70.9% for the three months ended June 30, 2000. The decrease in cost of revenues as a percentage of revenues is attributable to the higher volume of revenues to cover the fixed portion of cost of goods sold. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $204,000 for the three months ended June 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $1.3 million, or 42.6%, to $4.3 million, or 38.5% of revenues, for the three months ended June 30, 2001 as compared to $3.0 million, or 29.1% of revenues, for the three months ended June 30, 2000.

         Total Operating Expenses: Total operating expenses increased $0.2 million, or 5.1%, for the three months ended June 30, 2001. As a percentage of revenues, total operating expenses decreased to 37.5% for the three months ended June 30, 2001 as compared to 38.3% for the three months ended June 30, 2000. Selling, general and administrative ("SG&A") expenses increased $0.6 million, or 29.9%. This increase in SG&A is due primarily to an increase in employee compensation expenses. The Company has recorded severance costs of approximately $250,000 related to the resignation of the Chief Executive Officer during the three months ended June 30, 2001. Research and development expenses decreased $0.3 million, or 23.2%, primarily attributable to the Company's reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.1 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $1.1 million to an income of $0.1 million, or 1.1% of revenues, for the three months ended June 30, 2001 as compared to an operating loss of $1.0 million or -9.3% of revenues, for the three months ended June 30, 2000.

         Other Income (Expense), net: Net interest income totalled $0.2 million, or 1.4% of revenues for the three months ended June 30, 2001 as compared to interest expense of $2.3 million, or -22.8% of revenues for the three months ended June 30, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company's outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended June 30, 2001, the excess amount allocated to debt was reduced by approximately $878,000, resulting in a corresponding reduction of interest expense. Interest expense will continue to be recognized at a much lower effective interest rate until the debt matures in March of 2003. Interest income for the three months ended June 30, 2001 also includes the receipt of an interest payment related to a tax refund for carrybacks of net operating losses.

         Provision for Income Taxes: The effective tax rate increased to 74.2% of income before taxes for the three months ended June 30, 2001 as compared to 3.5% of loss before taxes for the three months ended June 30, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company's foreign subsidiaries had higher operating income in fiscal year 2001, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $3.3 million to a net income of $0.1 million, or 0.7% of revenues for the three months ended June 30, 2001 as compared to a net loss of $3.2 million, or -31.2% of revenues for the three months ended June 30, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $65,000 for the three months ended June 30, 2001 as compared to $66,000 for the preferred stock issued in November, 1998 for the three months ended June 30, 2000.

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $3.3 million to $0.01 million ($0.00 per share) or 0.1% of revenue. This compares to the three months ended June 30, 2000 of a loss of $3.3 million ($0.16 per share) or -31.9% of revenue.

ANALYSIS OF BACKLOG

         Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2001, the Company had a backlog of approximately $55.5 million, as compared to $26.5 million as of June 30, 2000, comprised of $21.5 million from FATS international customers, $1.9 from Simtran's Canadian customers, $31.9 million from FATS U.S. military and law enforcement customers and $0.2 million from FATS Hunter and Sports customers. Approximately $40.7 million of the contracted orders are scheduled for delivery during fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

         The Company's continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis.

         Management's plans in response to the above objectives are (1) continue to reinforce cost control measures through implementation of Lean Enterprise concepts to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment and; (5) continually negotiate more favorable contract terms and conditions to reduce extended or prolonged payment cycles.

         As of June 30, 2001, the Company had working capital of $16.1 million compared to $18.5 million as of June 30, 2000. The Company's spending for its fiscal quarter ended June 30, 2001 for capital expenditures was $0.1 million. This expenditure was primarily for data processing equipment and software.

         The Company had a net increase in cash and cash equivalents of $0.4 million for the three months ended June 30, 2001 compared to a net increase of $0.5 million for the three months ended June 30, 2000. For the period ended June 30, 2001, the Company's operating activities generated cash of approximately $0.6 million. Cash flow from operations remained consistent despite the increase in net income for the period as the Company had increased expenditures for inventory due to increased sales and backlog in the current fiscal year as compared to the same period in the prior fiscal year. Also, the Company is recording a reduced amount of interest expense as discussed in the "Other Income (Expense), net" section under "RESULTS OF OPERATIONS." The Company's investing activities used cash of approximately $0.1 million for capital expenditures.

CONCENTRATION OF CREDIT RISK

         At June 30, 2001, approximately $6.9 million in accounts receivable or 72.3% of total accounts receivable was due from the Company's top ten customers, all of which is due from governmental entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

         SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". As of June 30, 2001, the Company has $1,100,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement. However, the Company will be required to test the goodwill for impairment. The Company will adopt this standard in the first quarter of fiscal year 2003.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers;
(ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations, termination for a variety of factors and budgetary constraints; (v) a significant proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the potential for increased competition; (vii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (viii) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 2001 under the caption Part I. No assurance can be given that actual revenues, operating income or net income will not be materially different than those anticipated above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions. These statements are only as of the date of this Form 10-Q.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  No documents are filed with this report as exhibits.

(b) The following report on Form 8-K was filed during the quarter ended June 30, 2001.

                  May 18, 2001 - Resignation of the President and CEO.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2001


                                FIREARMS TRAINING SYSTEMS, INC.
                                (Registrant)



                                /S/ Randy Sugarman
                                -----------------------------------------------
                                Randy Sugarman
                                Chairman of the Board of Directors
                                Interim Chief Executive Officer and President



                                /S/ John A. Morelli

                                -----------------------------------------------
                                John A. Morelli
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)