Form 10-Q
period 2001-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2001-11-14
CIK 1021770

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                         Yes [X]       No [ ]

    As of November 14, 2001, there were 70,153,139 shares of the Registrant's Class A Common Stock outstanding.

                        FIREARMS TRAINING SYSTEMS, INC.
                                     INDEX


                                                                                          Page number
                                                                                          -----------

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Statements of Operations
              Three and six months ended September 30, 2001 and 2000                          3

              Condensed Consolidated Balance Sheets
              September 30, 2001 and March 31, 2001                                           4

              Condensed Consolidated Statements of Cash Flows
              Six months ended September 30, 2001 and 2000                                    5

              Notes to Condensed Consolidated Financial Statements                            6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES                                       14
              ABOUT MARKET RISK


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                              14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 10-K                                              14

              SIGNATURES                                                                     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (unaudited and in thousands, except unaudited per share data)


                                                                 Three months ended               Six months ended
                                                                    September 30,                   September 30,
                                                             2001              2000             2001            2000
                                                            --------         --------         --------         --------

Revenues                                                    $ 15,863         $  7,368         $ 26,911         $ 17,639
Cost of Revenues                                              11,457            9,531           18,246           16,815
                                                            --------         --------         --------         --------
Gross margin                                                   4,406           (2,163)           8,665              824
Operating expenses:
   Selling, general and administrative expenses                3,051            2,040            5,696            4,076
   Research and development expenses                             563            1,151            1,577            2,471
   Depreciation and amortization                                 459              589              939            1,177
                                                            --------         --------         --------         --------
     Total operating expenses                                  4,073            3,780            8,212            7,724

Operating income (loss)                                          333           (5,943)             453           (6,900)

Other income (expense), net:
   Interest income                                                22               38              187               53
   Interest expense                                              (11)          (2,263)             (18)          (4,624)
   Other income (expense), net                                   (76)            (284)             (56)            (306)
                                                            --------         --------         --------         --------
        Total other income (expense), net                        (65)          (2,509)             113           (4,877)

Income (loss) before provision for income taxes                  268           (8,452)             566          (11,777)
Provision (benefit) for income taxes                              91               54              312              (62)
                                                            --------         --------         --------         --------

Net income (loss)                                                177           (8,506)             254          (11,715)

Accretion of preferred stock                                     (67)             (74)            (132)            (140)
Gain on extinguishment of Preferred Stock                          0            1,729                0            1,729
                                                            --------         --------         --------         --------

Net income (loss) applicable to common shareholders         $    110         $ (6,851)        $    122         $(10,126)
                                                            ========         ========         ========         ========

Basic earnings (loss) per common share                      $   0.00         $  (0.13)        $   0.00         $  (0.27)
                                                            ========         ========         ========         ========

Diluted earnings (loss) per common share                    $   0.00         $  (0.13)        $   0.00         $  (0.27)
                                                            ========         ========         ========         ========

Weighted average common shares outstanding - basic            70,153           53,472           70,150           37,383
                                                            ========         ========         ========         ========

Weighted average common shares outstanding - diluted          70,894           53,472           70,635           37,383
                                                            ========         ========         ========         ========

The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              September 30,          March 31,
                                                                  2001                 2001
                                                              -------------          ---------
                                                                        (unaudited)
                           ASSETS

Current assets:
  Cash and cash equivalents                                     $   2,818             $   1,864
  Restricted cash                                                     482                   628
  Accounts receivable, net                                         11,279                 8,591
  Unbilled receivables                                              1,021                 2,835
  Income tax receivable                                                 0                   809
  Inventories                                                      13,865                12,526
  Prepaid expenses and other current assets                         1,251                 1,117
                                                                ---------             ---------
                   Total current assets                            30,716                28,370

Property and equipment, net                                         2,065                 2,647
Other noncurrent assets                                                30                     0
Goodwill, net                                                       1,064                 1,156
                                                                ---------             ---------
                       Total assets                             $  33,875             $  32,173
                                                                =========             =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                              $   5,186             $   2,902
  Accrued liabilities                                               4,142                 3,895
  Accrued interest                                                    942                   954
  Income tax payable                                                  496                     0
  Deferred revenue                                                  1,535                 1,910
  Warranty and contract costs provision - current                   1,828                 2,816
                                                                ---------             ---------
                   Total current liabilities                       14,129                12,477

Long-term debt                                                     43,305                43,990
Noncurrent deferred income taxes                                      312                   223
Warranty and contract costs provision - noncurrent                  1,780                 1,724
Other noncurrent liabilities                                        1,029                   796
                                                                ---------             ---------
Total liabilities                                                  60,555                59,210

Mandatory redeemable preferred stock                               27,180                27,049

Stockholders' deficit:
  Stock warrants                                                      613                   613
  Additional paid-in-capital                                      122,314               122,273
  Accumulated deficit                                            (176,564)             (176,686)
  Cumulative foreign currency translation adjustment                 (223)                 (286)
                                                                ---------             ---------
               Total stockholders' deficit                        (53,860)              (54,086)
                                                                ---------             ---------
       Total liabilities and stockholders' deficit              $  33,875             $  32,173
                                                                =========             =========

The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                         Six months ended
                                                                           September 30,
                                                                    ----------------------------
                                                                      2001                2000
                                                                    -------             --------

OPERATING ACTIVITIES:
Net income (loss)                                                   $   122             $(10,126)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
      Employee stock compensation plan - 401(k) plan                      6                   35
      Employee compensation - other                                       4                    0
      Gain on extinguishment of Series A preferred stock                  0               (1,729)
      Noncash reduction of debt restructuring liability              (1,756)                (293)
      Noncash financing cost                                              0                  250
      Amortization of deferred stock-based compensation                   0                  133
      Accretion of mandatory redeemable preferred stock                 132                  140
      Depreciation                                                      846                1,040
      Amortization of goodwill                                           93                  137
      Amortization of loan costs                                          0                  332
      Gain on disposal of assets                                        (45)                  (7)
      Deferred income taxes                                              88                    9
      Changes in assets and liabilities:
         Accounts receivable, net                                    (2,704)                (121)
         Unbilled receivables                                         1,825                1,208
         Inventories                                                 (1,337)               1,606
         Prepaid expenses and other current assets                     (134)                 254
         Accounts payable                                             2,278                  583
         Accrued liabilities                                          1,498                3,631
         Income taxes payable / receivable                            1,307                1,137
         Deferred revenue                                              (374)                (202)
         Warranty and contracts costs provision                        (931)                   6
         Noncurrent liabilities                                         233                2,655
                                                                    -------             --------
            Total adjustments                                         1,029               10,804
                                                                    -------             --------
            Net cash provided by operating activities                 1,151                  678
                                                                    -------             --------
Cash flows from investing activities:
      Change in restricted cash                                         146                  296
      Additions to property and equipment, net                         (263)                (578)
      Proceeds from disposal of property and equipment                   45                    0
                                                                    -------             --------
            Net cash used in investing activities                       (72)                (282)
                                                                    -------             --------
Cash flows from financing activities:
      Repayments of long-term debt                                     (170)                   0
                                                                    -------             --------
            Net cash used in financing activities                      (170)                   0
                                                                    -------             --------
Effect of changes in foreign exchange rates                              45                  115
                                                                    -------             --------
Net Increase in Cash and Cash Equivalents                               954                  511
Cash and Cash Equivalents at the Beginning of the Period            $ 1,864             $  1,886
                                                                    -------             --------
Cash and Cash Equivalents at the End of the Period                  $ 2,818             $  2,397
                                                                    =======             ========
Supplemental disclosures of cash paid (received) for:
      Interest                                                      $   547             $      0
                                                                    -------             --------
      Income taxes                                                  $(1,020)            $ (1,442)
                                                                    =======             ========

The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2001.

         For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $230,000 for the six months ended September 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

2.       INVENTORY.

         Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

         Inventories consist of the following (in thousands):


                         September 30,        March 31,
                            2001                2001
                         -------------        -------
Raw materials              $ 8,236            $ 6,969
Work in process              4,489              3,998
Finished Goods               1,140              1,559
                           -------            -------
   Total                   $13,865            $12,526
                           =======            =======

3.       LONG-TERM DEBT

         At September 30, 2001 and March 31, 2001, long-term debt consisted of the following (in thousands):


                                      September 30,        March 31,
                                          2001                2001
                                      -------------        -------
Working capital - borrowings            $    30            $   200
Long-term debt - Senior                  12,000             12,000
Long-term debt - Junior                  26,007             24,765
Long-term accrued interest                5,268              7,025
                                        -------            -------
   Total                                $43,305            $43,990
                                        =======            =======


         As of September 30, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

4.       RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement, the consulting company's main focus is to provide managerial and strategic guidance in accordance with the terms of the Restructure Agreement. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and

President of the Company. As of September 30, 2001, the Company incurred consulting fees of $201,915, plus expenses of $39,869, for consulting services under the agreement for the fiscal year 2002.

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". As of September 30, 2001, the Company has $1,064,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement. However, the Company will be required to test the goodwill for impairment. The Company will adopt this standard in the first quarter of fiscal year 2003.

         SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The statement is effective for the Company's 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. The statement is effective for the Company's 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

6.       NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three and six months ended September 30, 2001 and 2000 were as follows: (in thousands, except per share amounts)


                                                          Three months ended  Three months ended  Six months ended  Six months ended
                                                             September 30,       September 30,      September 30,     September 30,
                                                                 2001              2000                 2001              2000
                                                          ------------------  ------------------  ----------------  ----------------

Basic:
Net income (loss) attributable to common shareholders           $   110           $ (6,851)           $   122           $(10,126)
Weighted average common shares outstanding                       70,153             53,472             70,150             37,383
                                                                -------           --------            -------           --------
Per share amount                                                $  0.00           $  (0.13)           $  0.00           $  (0.27)

Diluted:
Net income (loss) attributable to common shareholders           $   110           $ (6,851)           $   122           $(10,126)
Weighted average common shares outstanding                       70,153             53,472             70,150             37,383
Shares assumed issued upon exercise of dilutive
  stock options using the treasury stock method                     235                  0                232                  0
Shares assumed issued upon exercise of dilutive
  stock warrants using the treasury stock method                    506                  0                253                  0
                                                                -------           --------            -------           --------
Total                                                            70,894             53,472             70,635             37,383
                                                                -------           --------            -------           --------
Per share amount                                                $  0.00           $  (0.13)           $  0.00           $  (0.27)

     Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,291,200 shares of common stock as well as warrants to purchase 3,246,164 shares of common stock were excluded for the three months ended September 30, 2001 as they were all anti-dilutive. The effect of all of the stock options and warrants was excluded for the three and six months ended September 30, 2000 as a loss was recorded and amounts were anti-dilutive.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000:

         Net Revenues: Revenues increased $8.5 million, or 115.3%, to $15.9 million for the three months ended September 30, 2001 as compared to $7.4 million for the three months ended September 30, 2000. Sales to U.S. military customers for the three months ended September 30, 2001, increased by $6.0 million, or 350.4%, to $7.7 million. The increase in military sales is due to several large deliveries of items to customers, that were in the Company's backlog of sales as of June 30, 2001. Sales to U.S. law enforcement customers for the three months ended September 30, 2001 increased $0.7 million, or 45.8% to $2.0 million. Sales to international customers for the three months ended September 30, 2001 increased $2.1 million, or 52.1%, to $6.0 million.

         Cost of Revenues: Cost of revenues increased $1.9 million, or 20.2%, to $11.4 million for the three months ended September 30, 2001 as compared to $9.5 million for the three months ended September 30, 2000. As a percentage of revenues, cost of revenues for the three months ended September 30, 2001 decreased to 72.2% as compared to 129.0% for the three months ended September 30, 2000. The decrease in cost of revenues as a percentage of revenues is attributable to a higher volume of revenues to cover fixed costs; provision of an accrual of approximately $2.7 million for the three months ended September 30, 2000 that was associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts; and a $0.5 million write-off of inventory in fiscal year 2001 that was determined to be unrealizable due to changes in anticipated sales volume related to a particular product. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $26,000 for the three months ended September 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $6.5 million, or 303.7%, to $4.4 million, or 27.8% of revenues, for the three months ended September 30, 2001 as compared to ($2.1) million, or (29.4%) of revenues, for the three months ended September 30, 2000.

         Total Operating Expenses: Total operating expenses increased $0.3 million, or 7.8%, for the three months ended September 30, 2001. As a percentage of revenues, total operating expenses decreased to 25.7% for the three months ended September 30, 2001 as compared to 51.3% for the three months ended September 30, 2000. Selling, general and administrative ("SG&A") expenses increased $1.0 million, or 49.6%. This increase in SG&A is due primarily to increases in employee compensation costs, including a provision for severance costs for personnel reduction at the Company's Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company's former subsidiary, Dart International concerning the DVD component of the electronic archery system. Management intends to defend these and any similar claims related to Dart products vigorously. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

         Research and development expenses decreased $0.6 million, or 51.1%, primarily attributable to the Company's reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.1 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $6.2 million to an income of $0.3 million, or 2.1% of revenues, for the three months ended September 30, 2001 as compared to an operating loss of $5.9 million or (80.7%) of revenues, for the three months ended September 30, 2000.

         Other Income (Expense), net: Net interest income totalled $11,000, or 0.1% of revenues for the three months ended September 30, 2001 as compared to interest expense of $2,263,000, or 30.2% of revenues for the three months ended September 30, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company's outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended September 30, 2001, the excess amount allocated to debt was reduced by approximately $878,000, resulting in a corresponding reduction of interest expense. Interest expense for the three months ended September 30, 2000 also included fees associated with the debt restructuring of approximately $606,000. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

         Provision for Income Taxes: The effective tax rate increased to 34.0% of income before taxes for the three months ended September 30, 2001 as compared to 0.6% of loss before taxes for the three months ended September 30, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company's foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $8.7 million to a net income of $0.2 million, or 1.1% of revenues for the three months ended September 30, 2001 as compared to a net loss of $8.5 million, or (115.4%) of revenues for the three months ended September 30, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $67,000 for the three months ended September 30, 2001 as compared to $74,000 for the three months ended September 30, 2000 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred stock..

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $7.0 million to $0.1 million ($0.00 per share) or 0.7% of revenue. This compares to a loss of $6.9 million ($0.13) per share or (93.0%) of revenue for the three months ended September 30, 2000, which included a gain on extinguishment of preferred stock of $1.7 million.

Six Months Ended September 30, 2001 and 2000:

         Net Revenues: Revenues increased $9.3 million, or 52.6%, to $26.9 million for the six months ended September 30, 2001 as compared to $17.6 million for the six months ended September 30, 2000. Sales to U.S. military customers for the six months ended September 30, 2001, increased by $10.0 million, or 303.1%, to $13.3 million. Sales to U.S. law enforcement customers for the six months ended September 30, 2001 decreased $0.4, million, or 11.1% to $3.5 million. Sales to international customers for the six months ended September 30, 2001 increased $0.2 million, or 1.7%, to $9.8 million.

         Cost of Revenues: Cost of revenues increased $1.4 million, or 8.5%, to $18.2 million for the six months ended September 30, 2001 as compared to $16.8 million for the six months ended September 30, 2000. As a percentage of revenues, cost of revenues decreased to 67.8% for the six months ended September 30, 2001 as compared to 95.3% for the six months ended September 30, 2000. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs; the inclusion of an accrual of approximately $2.7 million in fiscal year 2001, that was associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts; and a $0.5 million write-off of inventory during the second quarter of fiscal year 2001 that was determined to be unrealizable due to changes in anticipated sales volume related to a particular product. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $230,000 for the six months ended September 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $7.9 million, or 951.6%, to $8.7 million, or 32.2% of revenues, for the six months ended September 30, 2001 as compared to $0.8 million, or 4.7% of revenues, for the six months ended September 30, 2000.

         Total Operating Expenses: Total operating expenses increased $0.5 million, or 6.3%, for the six months ended September 30, 2001. As a percentage of revenues, total operating expenses decreased to 30.5% for the six months ended September 30, 2001 as compared to 43.8% for the six months ended September 30, 2000. Selling, general and administrative ("SG&A") expenses increased $1.6 million, or 39.7%. This increase in SG&A is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company's former President and CEO and a provision for severance costs for personnel reduction at the Company's Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company's former subsidiary, Dart International concerning the DVD component of the electronic archery system. Management intends to defend these and any similar claims vigorously. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. Research and development expenses decreased $0.2 million, or 20.2%, primarily attributable to the Company's reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.2 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $7.4 million to an income of $0.5 million, or 1.7% of revenues, for the six months ended September 30, 2001 as compared to an operating loss of $6.9 million or (39.1%) of revenues, for the six months ended September 30, 2000.

         Other Income (Expense), net: Net interest income totalled $0.2 million, or 0.6% of revenues for the six months ended September 30, 2001 as compared to interest expense of ($4.6) million, or (25.9%) of revenues for the six months ended September 30, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company's outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the six months ended September 30, 2001, the excess amount allocated to debt was reduced by approximately $1.8 million, resulting in a corresponding reduction of interest expense. Interest expense for the six months ended September 30, 2000 also included fees associated with the restructuring of approximately $606,000. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

         Provision for Income Taxes: The effective tax rate increased to 55.1% of income before taxes for the six months ended September 30, 2001 as compared to 0.5% of loss before taxes for the six months ended September 30, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company's foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $12.0 million to a net income of $0.3 million, or 0.9% of revenues for the six months ended September 30, 2001 as compared to a net loss of $11.7 million, or (66.8%) of revenues for the six months ended September 30, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $132,000 for the six months ended September 30, 2001 as compared to $140,000 stock for the six months ended September 30, 2000 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred.

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $10.2 million to $0.1 million ($0.00 per share) or 0.5% of revenue. This compares to the six months ended September 30, 2000 of a loss of $10.1 million ($0.27 per share) or (57.4%) of revenue, which included a Gain on Extinguishment of Preferred Stock of $1.7 million.

ANALYSIS OF BACKLOG

         Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 2001, the Company had a backlog of approximately $45.8 million, as compared to $39.0 million as of September 30, 2000, comprised of

$18.8 million from international customers of FATS, $1.3 from Simtran's Canadian customers, $25.5 million from FATS U.S. military and law enforcement customers and $0.2 million from FATS Hunter and Sports customers. Approximately $28.9 million of the contracted orders are scheduled for delivery during fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

         The Company's continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis.

         Management's plans in response to the above objectives are (1) continue to reinforce cost control measures through implementation of Lean Enterprise concepts to assure operations are conducted at the lowest cost possible at all locations; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment; and (5) continually negotiate more favorable contract terms and conditions to reduce extended or prolonged payment cycles.

         As of September 30, 2001, the Company had working capital of $16.6 million compared to $15.8 million as of September 30, 2000. The Company's spending year-to-date as of September 30, 2001 for capital expenditures was $0.3 million. As of September 30, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks. The expenditures were primarily for manufacturing machinery, data processing equipment and software.

         The Company had a net increase in cash and cash equivalents of $0.9 million for the six months ended September 30, 2001 compared to a net increase of $0.5 million for the six months ended September 30, 2000. For the period ended September 30, 2001, the Company's operating activities generated cash of approximately $1.2 million. Cash flow from operations increased despite the increase in expenditures for inventory in the current fiscal year as compared to the same period in the prior fiscal year. Also, the Company is recording a reduced amount of interest expense as discussed in the "Other Income (Expense), net" section under "RESULTS OF OPERATIONS." The Company's investing activities used cash of approximately $0.3 million for capital expenditures.

CONCENTRATION OF CREDIT RISK

         At September 30, 2001, approximately $6.7 million in accounts receivable or 59.1% of total accounts receivable was due from the Company's top ten customers, $1.5 million of which was secured by performance letters of credit. The remaining $5.2 million is due from governmental entities.

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". As of September 30, 2001, the Company has $1,064,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement. However, the Company will be required to test the goodwill for impairment. The Company will adopt this standard in the first quarter of fiscal year 2003.

         SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The statement is effective for the Company's 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. The statement is effective for the Company's 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company's success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company's quarterly revenues and results of operations as a result of variations in the number and size of the Company's shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations and termination for a variety of factors and budgetary constraints; (v) a significant proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the potential for increased competition; (vii) the Company's ability to attract and retain key personnel and adapt to changing technologies; and (viii) other factors described in the Company's Form 10-K for the fiscal year ended March 31, 2001 under the caption
Part I. No assurance can be given that actual revenues, operating income or net income will not be materially different than those reported above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NONE

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 14, 2001


                                    FIREARMS TRAINING SYSTEMS, INC.
                                    (Registrant)


                                    /S/ Randy Sugarman
                                    -------------------------------------------
                                    Randy Sugarman
                                    Chairman of the Board of Directors
                                    Interim Chief Executive Officer and
                                    President



                                    /S/ John A. Morelli
                                    -------------------------------------------
                                    John A. Morelli
                                    Chief Operating and Financial Officer and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)