Form 10-Q
period 2001-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2002-02-13
CIK 1021770

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                           Yes [X]          No [ ]

         As of February 13, 2002, there were 70,153,139 shares of the Registrant's Class A Common Stock outstanding.

                        FIREARMS TRAINING SYSTEMS, INC.
                                     INDEX


                                                                                               Page number
                                                                                              ------------

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           Condensed Consolidated Statements of Operations
           Three and nine months ended December 31, 2001 and 2000                                   3

           Condensed Consolidated Balance Sheets
           December 31, 2001 and March 31, 2001                                                     4

           Condensed Consolidated Statements of Cash Flows
           Nine months ended December 31, 2001 and 2000                                             5

           Notes to Condensed Consolidated Financial Statements                                     6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            9


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                                                14
           ABOUT MARKET RISK


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                       15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS                                 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 10-K                                                       15

           SIGNATURES                                                                              16

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (unaudited and in thousands, except unaudited per share data)


                                                                  Three months ended                     Nine months ended
                                                                     December 31,                          December 31,
                                                              ---------------------------           ---------------------------
                                                                2001               2000               2001               2000
                                                              --------           --------           --------           --------

Revenues                                                      $ 15,999           $  9,109           $ 42,910           $ 26,748
Cost of Revenues                                                11,255              8,351             29,501             25,166
                                                              --------           --------           --------           --------
Gross margin                                                     4,744                758             13,409              1,582
Operating expenses:
   Selling, general and administrative expenses                  2,776              2,761              8,472              6,837
   Research and development expenses                             1,048              1,213              2,625              3,684
   Depreciation and amortization                                   443                587              1,382              1,764
   Impairment of long-lived assets                                   0              1,244                  0              1,244
                                                              --------           --------           --------           --------
     Total operating expenses                                    4,267              5,805             12,479             13,529

Operating income (loss)                                            477             (5,047)               930            (11,947)

Other income (expense), net:
   Interest income                                                  21                 26                208                 79
   Interest expense                                                (75)               (90)               (93)            (4,714)
   Other income (expense), net                                     (44)                 6               (100)              (300)
                                                              --------           --------           --------           --------
        Total other income (expense), net                          (98)               (58)                15             (4,935)

Income (loss) before provision for income taxes                    379             (5,105)               945            (16,882)
Provision (benefit) for income taxes                                94                 54                406                 (8)
                                                              --------           --------           --------           --------

Net income (loss)                                                  285             (5,159)               539            (16,874)

Accretion of preferred stock                                       (68)               (57)              (200)              (197)
Gain on extinguishment of Preferred Stock                            0                  0                  0              1,729
                                                              --------           --------           --------           --------

Net income (loss) applicable to common shareholders           $    217           $ (5,216)          $    339           $(15,342)
                                                              ========           ========           ========           ========

Basic earnings (loss) per common share                        $   0.00           $  (0.07)          $   0.00           $  (0.32)
                                                              ========           ========           ========           ========

Diluted earnings (loss) per common share                      $   0.00           $  (0.07)          $   0.00           $  (0.32)
                                                              ========           ========           ========           ========

Weighted average common shares outstanding - basic              70,153             69,942             70,151             48,270
                                                              ========           ========           ========           ========

Weighted average common shares outstanding - diluted            71,042             69,942             70,771             48,270
                                                              ========           ========           ========           ========

The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              December 31,            March 31,
                                                                 2001                   2001
                                                              ------------            ---------
                                                              (unaudited)

                           ASSETS

Current assets:
  Cash and cash equivalents                                     $   4,414             $   1,864
  Restricted cash                                                     492                   628
  Accounts receivable, net                                         12,504                 8,591
  Unbilled receivables                                                311                 2,835
  Income tax receivable                                                 0                   809
  Inventories                                                      11,469                12,526
  Prepaid expenses and other current assets                         1,086                 1,117
                                                                ---------             ---------
                   Total current assets                            30,276                28,370

Property and equipment, net                                         1,756                 2,647
Other noncurrent assets                                                28                     0
Goodwill, net                                                       1,017                 1,156
                                                                ---------             ---------
                       Total assets                             $  33,077             $  32,173
                                                                =========             =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                              $   2,983             $   2,902
  Accrued liabilities                                               5,198                 3,895
  Accrued interest                                                  1,009                   954
  Income tax payable                                                  566                     0
  Deferred revenue                                                  2,087                 1,910
  Warranty and contract costs provision - current                   2,286                 2,816
                                                                ---------             ---------
                   Total current liabilities                       14,129                12,477

Long-term debt                                                     43,083                43,990
Noncurrent deferred income taxes                                      313                   223
Warranty and contract costs provision - noncurrent                  1,099                 1,724
Other noncurrent liabilities                                        1,025                   796
                                                                ---------             ---------
Total liabilities                                                  59,649                59,210

Mandatory redeemable preferred stock                               27,249                27,049

Stockholders' deficit:
  Stock warrants                                                      613                   613
  Additional paid-in-capital                                      122,314               122,273
  Accumulated deficit                                            (176,347)             (176,686)
  Cumulative foreign currency translation adjustment                 (401)                 (286)
                                                                ---------             ---------
                Total stockholders' deficit                       (53,821)              (54,086)
                                                                ---------             ---------
        Total liabilities and stockholders' deficit             $  33,077             $  32,173
                                                                =========             =========


The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                       Nine months ended
                                                                           December 31,
                                                                   -----------------------------
                                                                     2001                 2000
                                                                   --------             --------

OPERATING ACTIVITIES:
Net income (loss)                                                  $    339             $(15,342)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Employee stock compensation plan - 401(k) plan                       6                   51
     Employee compensation - other                                        7                    0
     Gain on extinguishment of Series A preferred stock                   0               (1,729)
     Noncash reduction of debt restructuring liability               (2,634)              (1,171)
     Noncash financing cost                                               0                  250
     Amortization of deferred stock-based compensation                    0                  155
     Accretion of mandatory redeemable preferred stock                  200                  197
     Depreciation                                                     1,243                1,559
     Loss on impairment of long-lived assets                              0                1,244
     Amortization of goodwill                                           139                  205
     Amortization of loan costs                                           0                  332
     Gain on disposal of assets                                         (56)                 (16)
     Deferred income taxes                                               90                    8
     Changes in assets and liabilities:
        Accounts receivable, net                                     (3,933)              (5,383)
        Unbilled receivables                                          2,544                1,265
        Inventories                                                   1,057                1,494
        Prepaid expenses and other current assets                        30                   52
        Accounts payable                                                 76                1,646
        Accrued liabilities                                           3,439                4,209
        Income taxes payable / receivable                             1,376                1,293
        Deferred revenue                                                 42                4,681
        Warranty and contracts costs provision                       (1,152)               4,200
        Noncurrent liabilities                                          228                 (256)
                                                                   --------             --------
           Total adjustments                                          2,702               14,286
                                                                   --------             --------
           Net cash provided by operating activities                  3,041               (1,056)
                                                                   --------             --------
Cash flows from investing activities:
     Change in restricted cash                                          136                  695
     Additions to property and equipment, net                          (352)                (571)
     Proceeds from disposal of property and equipment                    59                    0
                                                                   --------             --------
           Net cash used in investing activities                       (157)                 124
                                                                   --------             --------
Cash flows from financing activities:
     Repayments of long-term debt                                      (170)                   0
                                                                   --------             --------
           Net cash used in financing activities                       (170)                   0
                                                                   --------             --------
Effect of changes in foreign exchange rates                            (164)                 181
                                                                   --------             --------
Net Increase in Cash and Cash Equivalents                             2,550                 (751)
Cash and Cash Equivalents at the Beginning of
  the Period                                                       $  1,864             $  1,886
                                                                   --------             --------
Cash and Cash Equivalents at the End of the Period                 $  4,414             $  1,135
                                                                   ========             ========
Supplemental disclosures of cash paid (received) for:
     Interest                                                      $    780             $    619
                                                                   --------             --------
     Income taxes                                                  $   (996)            $ (1,442)
                                                                   ========             ========


The accompanying notes are an integral part of these condensed consolidated statements

                        FIREARMS TRAINING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2001.

         For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $332,000 for the nine months ended December 31, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

2.       INVENTORY.

         Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the three months ended December 31, 2001, the Company recorded approximately $1.7 million as a reserve for excess inventory related to older, slow-moving products, which was recorded in cost of sales, that was based on an analysis of its readily saleable inventory.

         Inventories consist of the following (in thousands):


                                    December 31,          March 31,
                                        2001                2001
                                    ------------          --------

         Raw materials                $ 6,090             $ 6,969
         Work in process                4,039               3,998
         Finished Goods                 1,340               1,559
                                      -------             -------
            Total                     $11,469             $12,526
                                      =======             =======


3.       LONG-TERM DEBT

         At December 31, 2001 and March 31, 2001, long-term debt consisted of the following (in thousands):


                                                       December 31,               March 31,
                                                          2001                      2001
                                                       ------------               --------

         Working capital - borrowings                    $    30                   $   200
         Long-term debt - Senior                          12,000                    12,000
         Long-term debt - Junior                          26,662                    24,765
         Long-term accrued interest                        4,391                     7,025
                                                         -------                   -------
               Total                                     $43,083                   $43,990
                                                         =======                   =======


         For the quarter ended December 31, 2001, the Company was in compliance with the capital expenditure covenants of its debt agreements; however, on a fiscal year-to-date basis as of December 31, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

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

         During the three months ended December 31, 2001, the Company recognized revenue of $4.4 million on a sale to an international customer on a bill and hold basis whereby the product was shipped to one of the Company's foreign subsidiaries upon the customer's request and accepted by the customer. The Company's subsidiary is warehousing the product for systematic delivery to the customer's operations on a fixed delivery schedule. This schedule was determined by the customer based on the customer's availability of personnel to take final delivery of the systems at the customer's sites. The Company's only continuing obligation is to install the equipment at the customer's sites; however, this installation is not considered a significant obligation to prevent completion of the earnings process. The installation services are performed in a fairly short time period and do not require specialized skills only available from Company employees. Additionally, payment is due upon acceptance of the systems by the customer and is not tied to the installation of the systems.

5.       RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company's restructuring in Fiscal Year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman's services are to be performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. As of December 31, 2001 and 2000, the Company incurred consulting fees of $288,000 and $151,000, plus expenses of $54,000 and $30,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

6.       NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Other Intangible Assets" (SFAS No. 142).

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". As of December 31, 2001, the Company has $1,017,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement. However, the Company will be required to test the goodwill for impairment. The Company will adopt this standard in the first quarter of fiscal year 2003.

         In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's 2004 fiscal year and is not expected to have a material effect on the Company's financial position or results of operations.

         In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. The statement is effective for the Company's 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three and nine months ended December 31, 2001 and 2000 were as follows: (in thousands, except per share amounts)


                                                                Three            Three               Nine             Nine
                                                             months ended      months ended       months ended     months ended
                                                             December 31,      December 31,       December 31,     December 31,
                                                                 2001              2000               2001             2000
                                                             ------------      ------------       ------------     ------------

Basic:
Net income (loss) attributable to common shareholders          $    217          $ (5,216)          $    339          $(15,342)
Weighted average common shares outstanding                       70,153            69,942             70,151            48,270
                                                               --------          --------           --------          --------
Per share amount                                               $   0.00          $  (0.07)          $   0.00          $  (0.32)

Diluted:
Net income (loss) attributable to common shareholders          $    217          $ (5,216)          $    339          $(15,342)
Weighted average common shares outstanding                       70,153            69,942             70,151            48,270
Shares assumed issued upon exercise of dilutive
  stock options using the treasury stock method                     236                 0                234                 0
Shares assumed issued upon exercise of dilutive
  stock warrants using the treasury stock method                    653                 0                386                 0
                                                               --------          --------           --------          --------
Total                                                            71,042            69,942             70,771            48,270
                                                               --------          --------           --------          --------
Per share amount                                               $   0.00          $  (0.07)          $   0.00          $  (0.32)


         Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,122,877 shares of common stock as well as warrants to purchase 3,246,164 shares of common stock were excluded for the three months ended December 31, 2001 as they were all anti-dilutive. The effect of all of the stock options and warrants was excluded for the three and nine months ended December 31, 2000 as a loss was recorded and amounts were anti-dilutive.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and 2000:

         Net Revenues: Revenues increased $6.9 million, or 75.6%, to $16.0 million for the three months ended December 31, 2001 as compared to $9.1 million for the three months ended December 31, 2000. Sales to U.S. military customers for the three months ended December 31, 2001, increased by $3.3 million, or 100.0%, to $6.6 million. The increase in military sales is due to several large deliveries of items to customers that were in the Company's backlog of sales as of September 30, 2001. Sales to U.S. law enforcement customers for the three months ended December 31, 2001 decreased $0.1 million, or (4.0%) to $1.6 million. Sales to international customers for the three months ended December 31, 2001 increased $3.6 million, or 90.6%, to $7.6 million due to several large deliveries of items to customers that were in the Company's backlog of sales as of September 30, 2001. During the three months ended December 31, 2001, the Company recognized revenue of $4.4 million to an international customer on a bill and hold basis whereby the product was shipped to one of the Company's foreign subsidiaries upon the customer's request and accepted by the customer. The Company's subsidiary is warehousing the product for systematic delivery to the customer's operations on a fixed delivery schedule. This schedule was determined by the customer based on the customer's availability of personnel to take final delivery of the systems at the customer's sites. The Company's only continuing obligation is to install the equipment at the customer's sites; however, this installation is not considered a significant obligation to prevent completion of the earnings process. The installation services are performed in a fairly short time period and do not require specialized skills only available from Company employees. Additionally, payment is due upon acceptance of the systems by the customer and is not tied to the installation of the systems.

         Cost of Revenues: Cost of revenues increased $2.9 million, or 34.8%, to $11.3 million for the three months ended December 31, 2001 as compared to $8.4 million for the three months ended December 31, 2000. As a percentage of revenues, cost of revenues for the three months ended December 31, 2001 decreased to 70.3% as compared to 91.7% for the three months ended December 31, 2000. The decrease in cost of revenues as a percentage of revenues is attributable to a higher volume of revenues to cover fixed costs and provision of an accrual of approximately $1.5 million for the three months ended December 31, 2000. For the three months ended December 31, 2001, the Company utilized approximately $0.3 million of this accrual of which approximately $2.7 million remains as of December 31, 2001. No such accruals were necessary in fiscal year 2002. For the three months ended December 31, 2001, the Company recorded a provision of approximately $1.7 million for excess inventory related to older, slow-moving products that was based on an analysis of its readily saleable inventory. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $102,000 for the three months ended December 31, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $4.0 million, or 525.9%, to $4.7 million, or 29.7% of revenues, for the three months ended December 31, 2001 as compared to $0.8 million, or 8.3% of revenues, for the three months ended December 31, 2000.

         Total Operating Expenses: Total operating expenses decreased $1.5 million, or (26.5%), for the three months ended December 31, 2001. As a percentage of revenues, total operating expenses decreased to 26.7% for the three months ended December 31, 2001 as compared to 63.7% for the three months ended December 31, 2000. Selling, general and administrative ("SG&A") expenses remained consistent. Total operating expenses decreased primarily due to an impairment loss of $1.2 million recorded during the three months ended December 31, 2000, that was associated with the Company's Simtran operations and was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows.

         Research and development expenses decreased $0.2 million, or (13.6%), primarily attributable to the Company's reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.1 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $5.5 million to an income of $0.5 million, or 3.0% of revenues, for the three months ended December 31, 2001 as compared to an operating loss of $5.0 million or (55.4%) of revenues, for the three months ended December 31, 2000.

         Other Income (Expense), net: Net interest expense totalled $54,000 or 0.3% of revenues for the three months ended December 31, 2001 as compared to interest expense of $64,000, or 0.7% of revenues for the three months ended December 31, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company's outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended December 31, 2001 and 2000, the excess amount allocated to debt was reduced by approximately $878,000 and $878,000, respectively, resulting in a corresponding reduction of interest expense. Interest expense for the three months ended December 31, 2000 also included fees of approximately $38,000 associated with the debt restructuring. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

         Provision for Income Taxes: The effective tax rate increased to 24.8% of income before taxes for the three months ended December 31, 2001 as compared to 1.1% of loss before taxes for the three months ended December 31, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company's foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $5.4 million to a net income of $0.3 million, or 1.8% of revenues for the three months ended December 31, 2001 as compared to a net loss of $5.1 million, or (56.6%) of revenues for the three months ended December 31, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $68,000 for the three months ended December 31, 2001 as compared to $57,000 for the three months ended December 31, 2000 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock.

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $5.4 million to $0.2 million ($0.00 per share) or 1.4% of revenue. This compares to a loss of $5.2 million ($0.07) per share or (57.3%) of revenue for the three months ended December 31, 2000, which included a gain on extinguishment of preferred stock of $1.7 million.

Nine Months Ended December 31, 2001 and 2000:

         Net Revenues: Revenues increased $16.2 million, or 60.4%, to $42.9 million for the nine months ended December 31, 2001 as compared to $26.7 million for the nine months ended December 31, 2000. Sales to U.S. military customers for the nine months ended December 31, 2001, increased by $13.3 million, or 201.2%, from $6.6 million to $19.9 million. Sales to U.S. law enforcement customers for the nine months ended December 31, 2001 decreased $0.5 million or (9.0%) to $5.1 million due to increased competition in this market. Sales to international customers for the nine months ended December 31, 2001 increased $3.8 million, or 27.7%, to $17.4 million. The increase in military sales is due to deliveries of items to customers that were in the Company's backlog of sales as of September 30, 2001. During the nine months ended December 31, 2001, the Company recognized revenue of $4.4 million to an international customer on a bill and hold basis whereby the product was shipped to one of the Company's foreign subsidiaries upon the customer's request and accepted by the customer. The Company's subsidiary is warehousing the product for systematic delivery to the customer's operations on a fixed delivery schedule. This schedule was determined by the customer based on the customer's availability of personnel to take final delivery of the systems at the customer's sites. The Company's only continuing obligation is to install the equipment at the customer's sites; however, this installation is not considered a significant obligation to prevent completion of the earnings process. The installation services are performed in a fairly short time period and do not require specialized skills only available from Company employees. Additionally, payment is due upon acceptance of the systems by the customer and is not tied to the installation of the systems.

         Cost of Revenues: Cost of revenues increased $4.3 million, or 17.2%, to $29.5 million for the nine months ended December 31, 2001 as compared to $25.2 million for the nine months ended December 31, 2000. As a percentage of revenues, cost of revenues decreased to 68.8% for the nine months ended December 31, 2001 as compared to 94.1% for the nine months ended December 31, 2000. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs; the inclusion of an accrual of approximately $4.2 million in fiscal year 2001 (during the nine months ended December 31, 2001, the Company utilized approximately $1.3 million of this accrual of which approximately $2.7 million remains as of December 31, 2001), that was associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts; and a $0.5 million write-off of inventory during the second quarter of fiscal year 2001 that was determined to be unrealizable due to changes in anticipated sales volume related to a particular product. No such accruals were necessary in fiscal year 2002. For the nine months ended December 31, 2001, the Company recorded a provision of approximately $1.9 million for excess inventory related to older, slow-moving products, that was based on an analysis of its readily saleable inventory. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $332,000 for the nine months ended December 31, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $11.8 million, or 747.4%, to $13.4 million, or 31.2% of revenues, for the nine months ended December 31, 2001 as compared to $1.6 million, or 5.9% of revenues, for the nine months ended December 31, 2000.

         Total Operating Expenses: Total operating expenses decreased $1.0 million, or (7.8%), to $12.5 million for the nine months ended December 31, 2001 as compared to $13.5 million revenues, for the nine months ended December 31, 2000. As a percentage of revenues, total operating expenses decreased to 29.1% for the nine months ended December 31, 2001 as compared to 50.6% for the nine months ended December 31, 2000. Selling, general and administrative ("SG&A") expenses increased $1.6 million, or 23.9%. This increase in SG&A is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company's former President and CEO and a provision for severance costs for personnel reduction at the Company's Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company's former subsidiary, Dart International, concerning the DVD component of the electronic archery system. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. Also, an impairment loss of $1.2 million was recorded during the nine months ended December 31, 2000, that was associated with the Company's Simtran operations and was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows. Research and development expenses decreased $1.1 million, or 28.7%, primarily attributable to the Company's reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.4 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $12.9 million to an income of $0.9 million, or 2.2% of revenues, for the nine months ended December 31, 2001 as compared to an operating loss of $11.9 million or (44.6%) of revenues, for the nine months ended December 31, 2000.

         Other Income (Expense), net: Net interest income totalled $0.1 million, or 0.3% of revenues for the nine months ended December 31, 2001 as compared to interest expense of $4.6 million, or 17.2% of revenues for the nine months ended December 31, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company's outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the nine months ended December 31, 2001 and 2000, the excess amount allocated to debt was reduced by approximately $2.6 million and $1.2 million, respectively, resulting in a corresponding reduction of interest expense. Interest expense for the nine months ended December 31, 2000 also included fees associated with the restructuring of approximately $644,000. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

         Provision for Income Taxes: The effective tax rate increased to 43.0% of income before taxes for the nine months ended December 31, 2001 as compared to 0.1% of loss before taxes for the nine months ended December 31, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company's foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $17.4 million to a net income of $0.5 million, or 1.3% of revenues for the nine months ended December 31, 2001 as compared to a net loss of $16.9 million, or (63.1%) of revenues for the nine months ended December 31, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $200,000 for the nine months ended December 31, 2001 as compared to $197,000 for the nine months ended December 31, 2000 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred.

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $15.6 million to $0.3 million ($0.00 per share) or 0.8% of revenue. This compares to a loss of $15.3 million ($0.32 per share) or (57.3%) of revenue for the nine months ended December 31, 2000, which included a Gain on Extinguishment of Preferred Stock of $1.7 million and a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran.

ANALYSIS OF BACKLOG

         Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of December 31, 2001, the Company had a backlog of approximately $37.8 million, as compared to $36.5 million as of December 31, 2000, comprised of $15.0 million from international customers of FATS, $0.4 from Simtran's Canadian customers and $22.4 million from FATS U.S. military and law enforcement customers. Approximately $14.5 million of the contracted orders are scheduled for delivery during fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN CONSIDERATIONS

         The Company's continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis.

         Management's plans in response to the above objectives are to (1) continue to reinforce cost control measures through implementation of Lean Enterprise concepts. Lean Enterprises is an integrated set of industrial principles and methods first developed out of a groundbreaking study of the post-World War II Japanese automobile industry. The Lean Enterprise concept enables companies to find the best way to specify value for the customer, to identify the value stream for each product, to cause the product to flow smoothly from concept to customer, to permit the customer to pull value as needed from the producer, and to make a move toward perfection. The concepts of value, value stream, flow, pull, and perfection are deployed by means of lean techniques for product development, production, purchasing, and customer support; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment; and (5) continually negotiate more favorable contract terms and conditions to reduce extended or prolonged payment cycles.

         As of December 31, 2001, the Company had working capital of $16.1 million compared to $14.6 million as of December 31, 2000. The net $1.5 million increase in working capital is primarily the result of the Company's increased trade receivables which have increased as a result of the Company's increased sales in fiscal year 2002. The Company's spending year-to-date as of December 31, 2001 for capital expenditures was $0.4 million. The expenditures were primarily for manufacturing machinery, data processing equipment and software. For the quarter ended December 31, 2001, the Company was in compliance with the capital expenditure covenants of its debt agreements; however, on a fiscal year-to-date basis as of December 31, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

         The Company had a net increase in cash and cash equivalents of $2.5 million for the nine months ended December 31, 2001 compared to a net decrease of $0.8 million for the nine months ended December 31, 2000. For the period ended December 31, 2001, the Company's operating activities generated cash of approximately $3.0 million. Also, the Company is recording a reduced amount of interest expense as discussed in the "Other Income (Expense), net" section under "RESULTS OF OPERATIONS." The Company's investing activities used cash of approximately $0.4 million for capital expenditures.

         In August 2000, the Company restructured its debt agreements (the "Restructure Transaction") by entering into a Second Amended and Restated Credit Agreement (the "New Credit Agreement") and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company's previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Class A common stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in senior secured loans, and approximately $22,034,000 of junior secured loans. All borrowings under the new agreements mature on March 31, 2003 but may be extended for one additional year at the Company's option for a 1.0% fee. The senior loans bear interest at prime plus 1.0%, payable quarterly in cash. The junior loans bear interest at 10.0%, payable quarterly in cash or in PIK ("Paid In Kind") notes payable with the same terms, depending on interest coverage ratios, as defined.

         As a result of the Restructure Transaction in August 2000, the Company is not currently paying interest or principal, other than interest on its Senior Debt and a portion of the Junior Debt, in cash. The remaining interest on Junior Debt is being recorded as additional notes payable. This debt will mature in March 2003 unless otherwise extended at the option of the Company.

CONCENTRATION OF CREDIT RISK

         At December 31, 2001, approximately $9.8 million in accounts receivable or 78.5% of total accounts receivable was due from the Company's top ten customers, all of which is due from governmental entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

         SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises."

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". As of December 31, 2001, the Company has $1,017,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement. However, the Company will be required to test the goodwill for impairment. The Company will adopt this standard in the first quarter of fiscal year 2003.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a number of market risks in the ordinary course of business, such as foreign currency exchange risk in the fulfillment of international contracts and interest rate risk associated with the interest rate cost of its outstanding long term liabilities. The majority of the Company's contracts are denominated in U.S. dollars, thus reducing foreign exchange risk. The Company's net exposure to interest rate risk consists of its floating rate senior debt and working capital borrowings which are tied to changes in the prime rate.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company's financial position, liquidity, or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On December 6, 2001 the Company held its Annual Stockholders' Meeting at its headquarters in Suwanee, GA. At this meeting 65,230,643 votes, representing 93.0% of eligible votes, were represented at this meeting.

         The following proposal was submitted to the security holders for vote:

         (1) Election of two directors. Messrs. William J. Bratton and Ronovan Mohling were nominated for re-election to the board of directors. This proposal received 99.6% of the eligible votes cast to affirm their re-election to the board. Mr. Bratton received 65,198,508 votes for re-election with 33,335 votes withheld. Mr. Mohling received 65,201,808 votes for re-election with 30,035 votes withheld. No other business came to a vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


         NONE


(b)      No reports on Form 8-K were filed during the quarter ended December
         31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: February 13, 2002


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