Form 10-K
period 2002-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2002-07-16
CIK 1021770

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-13105

FIREARMS TRAINING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	57-0777018 (I.R.S. Employer Identification No.)

7340 MCGINNIS FERRY ROAD (Address of principal executive offices)	SUWANEE, GEORGIA 30024 (Zip Code)

Registrant’s telephone number, including area code: (770) 813-0180

Name of exchange on which registered: NONE

     Securities pursuant to Section 12(g) of the Act: CLASS A COMMON STOCK, $0.000006 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ✓     .

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 10, 2002: $7,396,698 (based on 10,273,192 shares of non-affiliates Common Stock outstanding at $0.72 per share; the last sale price on the Over-The-Counter Bulletin Board (“OTC:BB”) on July 10, 2002)

     As of July 10, 2002, there were issued and outstanding 70,153,139 shares of Common Stock, par value $0.000006 per share.

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE THE REGISTRANT DISMISSED ITS PRIOR PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP, IN APRIL 2002 AND ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP ISSUE A MANUALLY SIGNED AUDIT REPORT IN RESPECT OF THESE FINANCIAL STATEMENTS. SEE “ITEM 6. SELECTED FINANCIAL DATA” AND “ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.”

PART I
PART II
PART III
INDEX TO FINANCIAL STATEMENTS
REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
FIRST AMENDMENT AND WAIVER TO CREDIT AGREEMENT
SECOND AMENDMENT TO CREDIT AGREEMENT
SUBSIDIARIES OF THE COMPANY
CONSENT OF ARTHUR ANDERSEN LLP

PART I

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such forward-looking statements made by or on behalf of Firearms Training Systems, Inc. (the “Company”) from time to time, including statements contained in the Company’s filings with the Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings “Business — Customers,” “— Research and Development,” “— Proprietary Operating System; Raw Materials and Suppliers,” “— Government Contracts and Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — General,” and “— Liquidity and Capital Resources” and in the Company’s filings with the Commission, which are available from the Commission or which may be obtained upon request from the Company. The Company cautions that the factors and risks discussed herein and therein are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1. BUSINESS

Restructure Transaction

     On August 25, 2000, the Company, its lenders and its largest shareholders (a group of entities affiliated with Centre Partners Management LLC (the “Centre Entities”) completed a restructuring transaction, which significantly reduced the Company’s outstanding indebtedness.

     In connection with the restructuring, the Company and holders of its outstanding debt and preferred stock exchanged all such debt and preferred stock for the following:

•	A new senior secured revolving credit line in the amount of approximately $882,000 to support existing letters of credit and future working capital requirements.

•	$12 million of senior secured debt with cash interest payable at prime plus 1% and no principal payments due until maturity in 2003, with a one year extension at the Company’s option.

•	$23 million of junior secured debt with 10% interest payable in additional notes or cash, depending on the Company’s profitability, and no principal payments until maturity in 2003, with a one year extension at the Company’s option.

•	Approximately $21 million of new preferred stock with a 10% cumulative dividend rate payable in additional shares of preferred stock. This new preferred stock must be redeemed by the Company when junior secured debt is repaid.

•	48,695,212 additional shares of Class A Voting Common Stock (the “Common Stock”). As a result of this share issuance, the Company’s senior lenders have the power to vote a majority of the Company’s voting common stock. See Change of Control.

•	Warrants to purchase 2,000,000 shares of Common Stock with an exercise price of $0.25 issued to the Centre Entities.

•	Amended warrants already held by the Centre Entities to purchase 3,246,164 shares of Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock and making a slight adjustment in the original exercise price of $1.03 per share.

     Certain of the securities described above were issued to the Centre Entities. See Item 13 Certain Relationships and Related Transactions.

     On December 31, 2001 and March 29, 2002, the Company and its lenders amended the Company’s senior credit agreement (the “Credit Agreement”)

     See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources ” and “Item 13. Certain Relationships and Related Transactions.”

Change of Control

     In connection with the Restructure, 40,235,548 shares of Common Stock constituting 58.53% of the Common Stock as of August 31, 2000 were issued to the Lenders under the Company’s senior credit agreement (the “Credit Agreement”), as partial consideration of the exchange by the Lenders of the Company’s senior indebtedness at March 31, 2000 as follows:

		(3) Number of Shares	(4) Percent of Class
(1) Class A Voting Common Stock	(2) Name of Beneficial Owner	Beneficially Owned	as of August 31, 2000

Class A Voting Common Stock	Bank of America[1]	12,307,203 shares	17.90%
Class A Voting Common Stock	BHF (USA) Capital Corporation[1]	7,100,391 shares	10.33%
Class A Voting Common Stock	U.S. Bank National Association	4,260,375 shares	6.20%
Class A Voting Common Stock	First Source Financial LLP[1]	9,467,188 shares	13.77%
Class A Voting Common Stock	Centre Entities[2]	7,100,391 shares	10.33%

[1] Form 13-D’s filed by the three listed entities below on September 6, 2000 indicate that the following additional entities affiliated with the respective named party also claim beneficial ownership of such entity’s shares: (a) Bank of America, N.A.: Bank of America Corporation and NB Holdings Corporation; (b) BHF (USA) Capital Corporation: ING Groep NV, BHF Bank Aktiengesellschaft, and BHF (USA) Holdings, Inc.; and (c) First Source Financial LLP: Dominion Resources, Inc., Dominion Capital, Inc., Virginia Financial Ventures, Inc., and N.H. Capital, Inc.

[2]The foregoing shares are registered in the names of various of the Centre Entities and were received as a result of the acquisition by such entities of the senior obligations held by one member of the original Lender group.

     All of the foregoing shares are held pursuant to a Voting and Stock Restriction Agreement dated as of April 1, 2000 (the “Voting Agreement”) and entered into on August 25, 2000 whereby the Lenders agreed to vote such shares as determined by Lenders holding a majority of the commitments to provide revolving credit advances (the “Required Lenders”) and granted an irrevocable proxy to Bank of America, N.A., the Agent, to vote as so directed. In addition, three of the four Directors of the Company affiliated with the Centre Entities resigned. The Required Lenders agreed for so long as the Voting Agreement was in effect to vote their shares for election of one qualified person affiliated with the Centre Entities nominated by the Centre Entities to the Board of Directors such that one such person was serving on the Board at all times. The Centre Entities also agreed to cooperate with the Lenders to identify and urge the selection of mutually acceptable, qualified candidates to constitute a majority of the current Board of Directors to serve in the interim before the next election of Directors. In addition, all parties agreed to cooperate to identify and urge the selection of a mutually acceptable, qualified candidate to serve as an active Chairman of the Board of Directors and to give due consideration in that regard to selection of a representative of the management consultant required to be retained by the Company pursuant to the Senior Credit Agreement.

Company Overview

     Over its 18-year history, FATS® has developed over 200 types of simulated weapons, manufactured and delivered over 30,000 simulated weapons, developed over 1,000 training scenarios, and delivered over 4,000 simulators to 50 countries. FATS is a world leader in the development and production of interactive simulation systems designed to provide training for and in the use of small and supporting arms for dismounted and mounted military operations, and training for judgmental use of force for law enforcement and military peacekeeping activities. The Company has broadened its array of products to accommodate the current tactics, training and equipment available to both law enforcement and military communities. Examples include the provision of simulators and courseware to support indirect fire, less than lethal weapon applications, and multiple room engagements. Every system features embedded capabilities to support customer authoring of scenarios and comprehensive performance evaluation. Keeping pace with national and international concerns, FATS has added significant improvements to courseware and software that focus on situations that require extraordinary judgment – including operations in peace keeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in all environments – in most cases allowing the customers to utilize their organic night vision equipment.

     FATS software and hardware technologies have evolved along with advances in the computer industry. Recognizing that commercial technological capabilities are moving faster than any one company can replicate, the Company takes advantage of commercially available off the shelf (“COTS”) components that ensure reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This philosophy seeks to provide each customer the best technical and economical solutions for its training needs while providing options for life cycle management of their systems. FATS also partners with each customer to ensure that each training solution is complete, integrated and functional from the embedded technology and courseware to the unique language requirements. The goal is to ensure that each simulated firearm or weapons system is integrated and compatible with the customer’s training programs and replicates precise weapon ballistic data, desired environmental effects, and target damage realism. The Company has focused its sales efforts for small arms simulators primarily in the U.S. and international military and law enforcement market through its principal facilities near Atlanta, Georgia. Larger gunnery simulation systems are developed and manufactured by its Canada based subsidiary, Simtran Technologies, Inc. (“Simtran”) located in Montreal, Canada. Simtran contracts to develop and deliver five unique products: an air defense missile trainer; an appended armored vehicle crew trainer; a stand-alone armored vehicle crew trainer: and, an appended light armored vehicle crew trainer. Other smaller subsidiaries located in the United Kingdom, the Netherlands, Singapore and Australia provide sales, service and limited manufacturing support.

Industry Overview

     Many companies in simulation technology have principally been focused on large weapon systems such as flight simulators and large, expensive mainframe computing simulations, FATS has focused on the application of affordable technology for individual and small unit gunnery and use of force requirements. FATS has developed low cost simulators with high fidelity graphics that provide training in realistic environments. During the last few years, rapid advancements in commercial computer technology have allowed replacement of FATS-proprietary approach with commercial technology that supports the need to meet contemporary combat training objectives. FATS simulators use highly interactive three-dimensional computer-generated scenarios that allow battles to take place in virtual environments with computer-generated “semi-automated forces”.

     FATS has teamed with law enforcement agencies to develop courseware and training tools that assist “first responders” for today’s challenges with techniques that seek to teach a measured correct response.

     FATS understands that the current military climate of joint and combined operations is very complex, and has developed, and continues to improve its capability to interface with other types of simulators through the use of networking techniques as confirmed by the Company’s continued certification as High Level Architecture (HLA) compliant. Management believes that no company is better suited for this – given FATS’ international deployment of systems. FATS currently enables forces of varied countries to rehearse incident reaction at home station prior to deployment to areas where peacekeeping and law enforcement types of actions can easily escalate to full-scale military operations. FATS systems have proven well suited for these situations as evidenced through the several years of use by numerous customers before and during deployments to theaters of operation including Somalia, Bosnia, Kosovo and areas of the former Soviet Union.

     More military and law enforcement agencies are deployed throughout the world today than at any other time in history, with different missions and methods to respond. Management believes that the focus of the Company on simulation of state of the art munitions, weaponry and tactics will increase the use of simulation both in preparation for operations and for sustainment training once deployed. In the law enforcement arena, social issues centered on levels of force used by police and increased school violence all require extraordinary training. Political and social unrest, expansive media coverage coupled with the increasing application of technology to apply measured responses are adding daily challenges to operating force personnel. Today, the professionals put in these environments have more tools available than they have time to train, making simulation more a necessity than a desired supplement. Management believes that FATS is well positioned to take advantage of these conditions.

Products

     The corporation offers an entire spectrum of products to meet the training needs of our customers, ranging from small handguns to light armored vehicles and missile system weaponry. Appropriate software, courseware and scenarios accompany all our products. The entire product line has evolved and now uses the latest technology that allows customers to develop their own training materials or courseware using the simulator. COTS components ensure that each product is capable of being upgraded as technology advances by means of the most affordable and cost effective strategy for the customer. Each user interface is customized to the owner requirements incorporating operator friendly applications common to computing such as keyboard and mouse actions by following simple prompts during operation and training on the system.

     Simulators. The major simulator products encompass Law Enforcement Judgmental Trainers, Military Small Arms Trainers, Indirect Fire Trainers, deployable appended and stand alone Armored Vehicle Trainers, Missile Trainers, Naval Shipboard Trainers (including large bore cannons), Live Fire systems, and Sportsman Archery and Firearms Handling Trainers.

     Hardware and software components have been standardized across multiple FATS product lines to ensure system compatibility and supportability are maximized. The Company has the capability to utilize many means to deliver visual imagery including laser disc, DVD and computer-generated imagery. Images can be displayed on standard computer monitors or on large screens ranging from 10 to 50 feet wide and surround screens with a field of view up to 150 degrees laterally and 45 degrees vertically.

     Small Arms Trainer. The FATS small arms trainer (“SAT”), the core product, allows training from individual marksmanship to unit collective training on weapons ranging from pistols through anti-tank missiles. Capabilities encompass archery, sports shooting, live fire, non-lethal weaponry/munitions to include the non-lethal mortar round, “pepper spray” (Oleoresin Capsicum), batons, rubber bullets and bean bag shotgun rounds. To address the wide range of customer training needs, the SAT offers multiple training modes, including the Marksmanship, Judgmental Video, and 3-D Computer Generated Imagery (“CGI”) Collective Training Mode, all of which capitalize on the strengths of various display formats, media, and varying levels of scenario interactivity. This is a versatile trainer offering individual, team, unit and leadership training in safety, basic marksmanship, fire discipline, fire coordination and judgmental decision-making.

     Indirect Fire Trainer. The indirect fire trainer (“IFT”) has the capability to accurately portray the call for fire procedures and effects of all artillery, mortars, naval gunfire, close air support, and attack helicopter supporting arms platforms. These systems may be integrated into a combined arms battle space while conducting direct fire engagements against simulated forces. The IFT package further supports the training with real or simulated fire direction center personnel and equipment, and facilitates the use of fully simulated 60mm and 81mm mortars. Forward Observer training is conducted in the 3-dimensional CGI terrain database using all the associated tools available to the observer (maps, modified military binoculars, laser range finders and laser target markers).

     Law Enforcement Trainer. This simulator provides training to the Law Enforcement community from the individual patrolman through the team/section and SWAT teams applying the entire force continuum spectrum of options. Weapons include small arms, semi-automatic weapons, shotguns and non-lethal munitions. Systems range from the 100DP – low end limited features — to the high end Weapons Team Engagement Trainer that allows multiple room team engagements. Courseware spans the spectrum of conflict that an officer may encounter, from marksmanship, to hostage rescue/negotiations, to domestic encounters all requiring judgment and measured response. Each system has complete diagnostics and data feedback.

     Weaponry. FATS has fielded over 200 types of simulated weapons with features ranging from stand-alone weapons using simple laser inserts to fully sensored weapons that detect user behavior by measuring data collected from butt pressure, cant of the firearm, trigger pressure, and the actual dispersion of the rounds. Fully-sensored weapons with recoil are available with backpacks allowing the student to move more freely than the tethered versions.

     Simtran. Simtran offers five unique products: a hand held/shoulder launched anti-armor missile trainer, the Eryx© Video Interactive Gunnery Simulator (“EVIGS”) and the Tube launched, Optically tracked, Wire-command link (“TOW”) Video Interactive Gunnery Simulator; a stand-alone classroom armored vehicle crew trainer, the Cougar Crew Gunnery Trainer; an air defense crew missile trainer, the Javelin Detachment Trainer; an appended light armored vehicle crew trainer; and, contract software development and programming. Simtran is also under contract to upgrade the EVIGS system to include thermal imagery. Simtran’s primary focus is on heavy weapons/systems for the military and scenarios are developed and tailored to the customer and are provided in the medium (interactive video, CGI, Dynamic CGI) requested. Simtran’s engineering group seeks to control obsolescence and sustain all systems throughout their life cycle. The Company believes the market is not as substantial as once thought and is now in decline.

     Dart. The Dart product line of video simulation technology is a part of the shooting sports industry, which includes portable and mobile firearms and archery applications. Dart plays a role in hunter and sportsman development and training. The Company believes opportunities still exist in the hunter and sports training component of the market.

Target Markets

     The Company currently targets three principal market components: (i) U.S. military; (ii) U.S. law enforcement; and (iii) international, which includes military and law enforcement authorities outside the U.S. or its territories. The following table sets forth dollar amounts (in thousands) and percentages of sales for each of the Company’s major markets on an historic basis for the fiscal years ended March 31st.

	Actual		Actual		Actual
	FY02		FY01		FY00

	Sales	%	Sales	%	Sales	%

International	$23,809	40.3%	$21,875	52.7%	$27,419	70.5%
U.S. Military	27,836	47.1%	11,224	27.0%	4,268	11.0%
U.S. Law Enforcement	6,669	11.3%	7,419	17.9%	5,560	14.3%
Hunter / Sports	743	1.3%	983	2.4%	1,642	4.2%

Total	$59,057	100.0%	$41,501	100.0%	$38,889	100.0%

     International. The Company believes that many international military and law enforcement agencies recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS systems to customers in more than 40 countries, including Canada, Great Britain, the Netherlands, Italy, Australia, and Singapore. Interest in the Company’s products tends to be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades supports a decision to purchase the Company’s systems. Recent procurement decisions have been supported by FATS expanded capabilities, particularly in the areas that are supported by the Company’s introduction of the IFT product and the HLA networking capabilities. See Customers. Unlike the U.S., most other countries have centralized law enforcement organizations. As a result, procurement and purchasing decisions for both military and law enforcement are typically centralized and in some instances both functions are managed through the same command structure. The procurement processes vary substantially depending upon the requirements of the particular jurisdiction.

     For fiscal 2002, 40.1% of the Company’s total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements.

     U.S. Military. The desires to provide realistic training and significantly reduce costs have been the primary reasons for the adoption of simulation for small and supporting arms training by U.S. military authorities. The relatively high costs of live fire training considering the use of ammunition, wear and tear on weapons, the need to transport soldiers and equipment to the firing range and legal requirements for remediation of environmental damage to the firing range encourages military forces to use simulation to ensure proper readiness. Moreover, according to budget estimates of the U.S. Department of Defense (“DOD”) for the Government’s fiscal year 2001, certain elements of the U.S. armed forces have accumulated a substantial shortfall relative to desired inventory levels of ammunition, which shortfall has provided an impetus to certain organizations within the U.S. armed forces to adopt or expand simulation training.

     While all the U.S. military forces have embraced the use of simulation, each major branch of the U.S. military is at a different stage of implementation. The U.S. Marine Corps has adopted simulation as a fundamental part of its small arms training activities. In fiscal years 1990, 1995 and 2001, through competitive bidding, the Company was awarded contracts by the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under the U.S. General Services Administration (“GSA”), competitive awards and the Company’s contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the GSA. The Company believes that it has been the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Air Force and the U.S. Army. The past year has seen a significant growth in support of the U.S. Army in Europe where the Company now maintains and supports simulators in support of the Army’s Deployed Operational Group. The Company is part of a contractor team that was selected for a multi-year contract to support the U.S. Army Engagement Skills Trainer (“EST”) procurement with ECC International, Inc. (“ECC”), an Orlando, Florida based simulation company, that holds the prime, or direct, contract with the U.S. Government; FATS is the sole provider of weapon simulators to ECC for this contract.

     For fiscal 2002, 47.1% of the Company’s total revenues and 79.0% of the Company’s U.S. revenues were attributable to sales to U.S. military authorities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     U.S. Law Enforcement. The U.S. law enforcement segment of the market is highly diversified but can be divided into four principal components: (i) U.S. government entities including the U.S. Department of Treasury (including its agencies and bureaus such as the Federal Law Enforcement Training Center, Secret Service, Bureau of Alcohol, Tobacco and Firearms and the Internal Revenue Service), the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Administration and the Central Intelligence Agency; (ii) state and local law enforcement departments such as the Los Angeles and New York City Police Departments, and smaller urban and rural counterparts, (iii) colleges and universities offering criminal justice training programs; and (iv) federal, state, and private correctional facilities. The federal agencies generally use a centralized procurement process and are typically headquartered in or near Washington, D.C. By contrast, the state and local law enforcement agencies are widely dispersed, with more than 17,000 different law enforcement departments in the U.S. Given this diversity, the procurement process varies substantially depending upon the requirements of the particular jurisdiction. The Company believes that its most likely potential local law enforcement customers may be found among the approximately 3,600 law enforcement agencies and departments with more than 25 officers. With only approximately 1,300 systems sold to U.S. federal and local law enforcement authorities to date (of which approximately 1,100 are FATS systems), the Company believes that this market can provide additional opportunities to the Company in the future. Law enforcement authorities face increasing budgetary constraints as well as increasing threats of litigation and damage awards relating to claims concerning the excessive or improper use of force, lethal or otherwise, by law enforcement personnel. Accordingly, the Company believes that there are opportunities for increased sales to U.S. law enforcement and correctional authorities of cost-effective simulation products designed to enhance tactical skills and judgment and to lower liability costs.

     For fiscal 2002, 11.3% of the Company’s total revenues and 18.9% of the Company’s U.S. revenues were attributable to sales to U.S. law enforcement authorities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Hunter and Sports Training. The Company has reduced its focus on the hunter and sports training components of the market in the United States. The customers for firearms training in this market component include state and federal hunting agencies, various state agencies and several conservation associations. Given the existence of more than 16,000 firearms dealers in the U.S., the widespread interest in the ownership and use of firearms and the growing desire to find ways of better assuring the safe use of firearms, the Company believes opportunities still exist in the hunter and sports training component of the market.

     For fiscal 2002, 1.3% of the Company’s total revenues were attributable to sales in the hunter and sports training component of the market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

     The Company’s marketing and sales efforts are organized to service its principal customers. The Company’s marketing strategy focuses on developing relationships with potential customers very early in their decision-making processes and educating them about the benefits of training through simulation. The Company then works with training and procurement personnel to identify and develop solutions for each customer’s specific training needs.

     By becoming involved with customers at an early stage in their analysis of potential training solutions, the Company can often sell its training systems without any significant competition from other providers. In addition, the Company often has an advantage in competitive situations because the Company’s systems provide standard specifications that are frequently incorporated into the request for proposal used by the customer in soliciting bids from suppliers of small and supporting arms simulators. The Company’s consultative approach with customers has often helped it achieve favorable results in competitive bidding situations.

     Marketing staffs for FATS and Simtran develop business opportunities, capture plans and provide appropriate collateral material. FATS international sales staff is responsible for FATS’ products as well as Simtran as both companies serve the same customer base. FATS continues its support of the international sales effort with a network of agents and business representatives.

Customers

     The Company’s principal customers historically have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 40.1% of the Company’s revenues for fiscal 2002 were attributable to sales to military and law enforcement authorities internationally, 47.3% were attributable to sales to military authorities in the U.S. and 11.3% were attributable to sales to law enforcement authorities in the U.S. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company’s future results of operations and financial condition.

     The following table lists certain of the Company’s customers in fiscal 2002 in each of its principal market components:

U.S. Military	U.S. Law Enforcement	International

Defense Threat Reduction Agency	New York City Police Department	Public Works and Government Services Center Canada

United States Air Force Air National Guard	Connecticut Peace Officer’s Standards Training	Canadian Department of National Defense

United States Marine Corps	R.C.M.P. — Edmonton	British Army

     In fiscal 2002, the Company’s five largest customers accounted for approximately 40.0% of the Company’s revenues, with two customers accounting for more than 10% of revenues. In fiscal 2001, the Company’s five largest customers accounted for approximately 34.9% of the Company’s revenues, with no customer accounting for more than 10% of revenues. Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company’s results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements.

Research and Development

     The Company engages in the research and development (“R&D”) of new and enhanced simulation and training technology using internally generated funds. Software and hardware R&D expenditures totaled $4.1 million, $4.8 million and $4.0 million in fiscal 2002, 2001, and 2000, respectively. The Company’s R&D efforts are divided into four separate disciplines: electronics, mechanical, training, and audio-visual. The continued success of the Company will depend on its ability to incorporate in its products changing technologies in such areas and to develop and introduce new technology that meets the increasingly sophisticated training needs of the Company’s customers. Although the Company continuously pursues research and development, there can be no assurance that it will be successful in adapting technology in a timely fashion.

     The role of mechanical R&D is to design and develop specialized assemblies as required for specific training scenarios per customer needs. Within this discipline are motion platforms training stations, which realistically simulate the movement of various land, sea, and air vehicles. Also, the development of specialized system packages as well as electrode/mechanical camera and lens drives controlling flexible lighting environments, which expand and enhance training scenarios.

     Management believes that FATS small arms weapon simulators excel in the simulation industry for fidelity and reliability. The FATS weapon R&D team of engineers and technicians carefully evaluates the operational characteristics and functions inherent in each live weapon to be converted for simulation. These operational characteristics are then replicated within the simulator so as to provide the utmost degree of realism in form, fit, and function. The post development process includes test evaluation to ensure long-term reliability and cost effectiveness.

     R&D combines the engineering disciplines of system, software, hardware, and embedded software design as well as other electro-optical fields to produce programs and equipment responsive to specific training needs. The Company’s electrical R&D capabilities include real-time system hardware design, object-oriented software design, simulation system development, video and audio, interactive computer generated graphics, High Level Architecture (HLA), display technologies, video special effects, lasers, weapon ballistics, optics, image processing, target modeling and motion simulations. On an ongoing basis, the engineering staff works with training development personnel (subject matter experts) and customers to improve continuously the technology and features of the Company’s various product lines and associated training modes offered.

     Training R&D focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. The training department of FATS is staffed by experienced and knowledgeable weapon training and shooting specialists, many of whom have been successful at international-level shooting competitions and each of whom has extensive military or law enforcement experience. Specialized experience on the part of the Company’s employees in such areas as the U.S. military, law enforcement, hunting and competitive shooting helps ensure an understanding of customer requirements.

     Audio-visual R&D focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs. The Company’s audio-visual technology is very important for creating a life-like training environment. The Company has assembled a team of experienced audio-visual engineers, cinematographers and specialists who have pioneered the use of multi-screen projection in small arms simulation.

Manufacturing Operations

     The Company’s manufacturing operations are conducted primarily at its Suwanee headquarters near Atlanta, Georgia, and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. in Lincolnshire, England. Simtran’s products are manufactured at its facility in Montreal, Canada. Atlanta manufacturing operations are divided into two groups, systems manufacturing and weapons manufacturing. The systems manufacturing group assembles the simulator components of the FATS systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive ISO 9000 certified, quality assurance program. Systems manufacturing occur at the Company’s headquarters where electrical assemblers and technicians can assemble 30 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be expanded to 75 simulation computers per month by adding additional personnel, using a second shift or to an even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

     Weapons manufacturing involves the production of simulated firearms and non-lethal simulators by either modifying actual firearms and other devices into simulators or assembling simulators from kits manufactured to the Company’s specifications by a variety of outside sources. The assembly process encompasses the fitting of modified weapons or kits with the Company’s pneumatic and electrical components, followed by the functional testing of the completed assembly. The combined weapons manufacturing activities in the U.S. and the U.K. have a capacity to more than meet production requirements per month on a single-shift basis. As with systems manufacturing, this capacity can readily be expanded by using additional shifts and/or by acquiring additional facilities and workstations.

Product Support

     The Company has established a worldwide customer service network consisting of personnel at its Suwanee, Georgia headquarters near Atlanta, Georgia and a Field Service Office on the West Coast. The Company’s subsidiaries, subcontractors and agents provide worldwide support. Accessories, parts, service, system upgrades/enhancements and training are available through the 24-hour customer service hotline, or through the customer service electronic mail, either direct or through the Company’s web site. The Company’s headquarters, and the Company’s U.K., Netherlands, Singapore and Australian subsidiaries, maintains an inventory of repair parts, tools, test equipment, and trained technicians to respond to customer requirements. Simtran maintains a fully equipped service department to support its individual product lines and is equipped and trained to support the full Company product line in Canada. Technical assistance is available through the FATS Helpdesk hotline. The Company seeks to provide customer service quickly. In addition to its traditional service role, the Company’s service department administers a U.S. Government-owned inventory of spare components. This assures that when a customer experiences a failure, they are returned to service within forty-eight hours by express shipping a spare component from this inventory. This same concept has been applied successfully to support the British Ministry of Defense, the Royal Netherlands Land Army, the Belgian Army, the Swiss Army, the Canadian Department of National Defense, the Australian Department of Defense and the Singapore Military through local subsidiaries.

Proprietary Operating System; Raw Materials and Suppliers

     The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. The Company’s current products use a Microsoft Windows-based operating system; however, some of the Company’s earlier model simulators use a software operating system known as OS-9, which is an operating system developed and owned by Microware Corporation. The Company licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term that expired on October 31, 2001. The expiration of the license has had no effect on the Company’s business operations or financial condition. The Company believes it has enough licensed copies of the OS-9 software in inventory to cover any future new sales or warranty replacements for existing customers. The Company believes that there are viable alternative sources for all of its raw materials. In addition, the Company has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides the Company with the flexibility to produce a large portion of its principal components if they become unavailable or it becomes economically advantageous to do so.

Backlog

     As of March 31, 2002, the Company had a backlog of approximately $59.6 million compared with $55.4 million as of March 31, 2001. Management expects that approximately $28.3 million of backlog will be delivered in fiscal 2003. Revenue from sales of standard products is recorded when title transfers, which is typically upon shipment. Revenue from development programs under contract is recorded on the percentage-of-completion method of accounting, which approximates contract performance to date (see Note 3 to the accompanying consolidated financial statements). Contracts with U.S. and other governments may generally be terminated by the customer, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company’s backlog will result in future revenues. However, these contracts generally provide for reimbursement of actual cost incurred through the date of termination.

Competition

     The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. The Company competes with divisions or subsidiaries of larger companies solely dedicated to simulation for sales of the Company’s small and supporting arms simulation products, which currently include indirect fire, air defense and armored vehicles. In the military market, FATS faces a number of major competitors. They are Thales, CAE and ECC International. The Thales product is a combination of Thales Training and Simulation, formerly Thomson Training and Simulation of the UK, Cergy of France, Thales Air Defence of Northern Ireland, formerly Shorts and Thales Elektronic Systeme in Koblenz, Germany. CAE, a Canadian owned company, has a subsidiary operating out of the UK, which specializes in indirect fire training systems. In the U.S. law enforcement and commercial component of the market, the Company’s principal competitors include, among others, Advanced Interactive Systems and I.E.S.,

Incorporated. The international law enforcement component of the market has also seen an increase in competition from small European companies. The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, have contributed to the formation of teaming arrangements by competitors that present potent competitive challenges. Many of the Company’s current and potential competitors have significantly greater financial, technical and marketing resources than FATS.

Employees

     As of March 31, 2002, the Company and its subsidiaries employed 388 employees, of which 275 were employed at FATS, Inc., 48 were employed at Simtran, 35 were employed at FATS-Australia, and 30 were employed by FATS-Europe. Unions represent none of the Company’s employees. The Company considers relations with its employees to be satisfactory.

Government Contracts and Regulation

     Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies that may affect the ability of the Company to increase or even maintain such sales. In particular, the choice of a contractor by a customer may be affected by the size of the contractor, the place of manufacture of the contractor’s products or whether the contractor is given preferential consideration based upon socioeconomic factors. Furthermore, contracts with government agencies are conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex public budgetary procedures whose outcome is difficult to predict. In particular, contracts with the U.S. Government are conditioned upon the continuing availability of Congressional appropriations.

     The U.S. Government or the relevant agency in whole or in part for its convenience may generally terminate government contracts if such termination would be in the best interest of the U.S. Government. Furthermore, any contractor who is suspected of, or found to have engaged in, commission of fraud or a criminal offense in connection with a government contract or subcontract, a serious violation of the terms of a government contract or subcontract, unfair trade practices, or any other offense indicating moral turpitude or a lack of business integrity or business honesty faces the possibility of being suspended or debarred from all further government contracting. The decision to suspend or debar a contractor is generally at the discretion of the government. Any such suspension or debarment could have a material adverse effect on the Company’s future results of operations and financial condition. See “Legal Proceedings.”

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company’s contracts have been obtained on a sole source basis while others were obtained through a competitive bidding process. The extent to which the Company’s contracts and orders are obtained through a competitive bidding process rather than as sole source contracts may affect the Company’s profit margins. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Company is subject to export licensing jurisdiction of the U.S. Department of State (“State Department”) and the U.S. Department of Commerce (“Commerce Department”) with respect to the temporary or permanent export of certain of its products and the import of certain other products based on the Arms Export Control Act and the Export Administration Act which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act. In addition to application to transfer of information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Both the State Department and the Commerce Department have the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports. Any loss, suspension or revocation of the Company’s export licenses could have a material adverse effect on the Company’s future results of operations and financial condition.

     The Company has a license from the U.S. Treasury Department’s Bureau of Alcohol, Tobacco and Firearms (“ATF”) to import destructive devices and certain other materials. This license also authorizes the Company to be a dealer in regulated firearms and other destructive devices. The Company also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company’s subsidiaries also have similar licenses in their jurisdictions of incorporation. Any revocation of or refusal to renew the Company’s ATF license or any such foreign license could have a material adverse effect on the conduct of the Company’s operations and financial condition since it must possess such licenses and comply with ATF regulations in order to import, possess and modify the authentic firearms used in its FATS systems. See “Legal Proceedings.”

     Certain FATS simulation systems use laser-emitting devices to locate the user’s aiming point in relation to the target. Such products must be manufactured and operated in accordance with safety standards adopted to protect human eyesight. In the United States, such standards are included as part of Food and Drug Administration regulations currently administered by the Center for Devices and Radiological Health. Systems sold to many international customers, including those in Europe and Canada, however, must comply with international standard IEC 825-1, which contains more rigorous criteria than the present U.S. standards. Depending on the amount of laser energy emitted, room safety precautions, warning signs and labels, special shut-off devices, special training for personnel and related safety measures may be required, which increase costs and can create administrative concerns for the Company’s customers.

ITEM 2. PROPERTIES

		Owned or	Square	Lease	Month of
Facility	Location	Leased	Footage	Expiration	Expiration

FATS, INC	Suwanee, Georgia	Leased	98,100	2008	May
FATS, LTD	Lincolnshire, England	Leased	12,000	2003	July
FATS, B.V	Waardenburg, Netherlands	Leased	4,800	2002	August
SIMTRAN	Montreal, Canada	Leased	25,129	2012	February
FATS AUSTRALIA	Lavington, Australia	Leased	10,005	2005	February

     The Company has a lease at its Netherlands based subsidiary, FATS B.V., which expires in August 2002; the Company intends to renew the lease with the same terms and conditions as in the expiring lease. The Company has a lease at its U.K. based subsidiary, FATS U.K., which expires in July 2003; the Company is contemplating relocating to a larger facility in the same area, however, that has yet to be determined.

     The Company believes its manufacturing, warehouse, and office facilities are suitable, adequate, and afford sufficient manufacturing capacity for current and anticipated requirements. The Company believes it maintains adequate insurance coverage for its properties and their contents.

ITEM 3. LEGAL PROCEEDINGS

     Pursuant to applicable ATF regulations, the Company recently advised the ATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The ATF responded that the Company should confirm the number of missing weapons and file the formal report required by ATF regulations. The Company is in the process of conducting an investigation into this matter and intends to file the formal report with the ATF and local law enforcement authorities as soon as the investigation is completed. The Company anticipates that it will have further communication with the ATF and it is too early to determine whether this matter will have a material adverse effect upon the Company.

     The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

PART II

ITEM 5. MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Firearms Training Systems, Inc. is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol FATS. Prior to March 8, 2000, the Company’s common stock was traded on the NASDAQ Small Cap Market. The listing of the common stock was moved from the NASDAQ Small Cap Market as the Company’s stock price performance fell below NASDAQ criteria for market capitalization and minimum share price value. During the period August 23, 2000 to October 31, 2000 the Company’s common stock for the Second and Third Quarters of fiscal year 2001 was not eligible for listing on the OTC:BB and quotations listed were obtained from the web site: http://table.finance.yahoo.com, based on information supplied by Commodity Systems, Inc. (CSI). As of July 10, 2002, there were 176 holders of record of the Company’s common stock. The Company believes that there are several thousand additional beneficial stockholders based on broker dealer demand for proxy materials in 2001.

     The table shows the high and low closing prices of the common stock during the period from April 1, 2000 through the year ended March 31, 2002:

Quarterly Stock Price Range

	High	Low

FISCAL 2001
First Quarter	0.59	0.14
Second Quarter	0.55	0.09
Third Quarter	0.34	0.08
Fourth Quarter	0.27	0.13
FISCAL 2002
First Quarter	0.23	0.14
Second Quarter	0.60	0.18
Third Quarter	0.54	0.23
Fourth Quarter	0.64	0.27

     The Company did not pay cash dividends on the common stock during the two most recently completed fiscal years. The Company currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the common stock in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors of the Company and will depend upon the Company’s earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. The Company’s Credit Agreement prohibits the payment of any dividends in respect of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

     The selected financial data of the Company for each of the last five years set forth below have been derived from the Company’s consolidated financial statements for each of the five fiscal years ended March 31, 2002. The financial statements for the fiscal years 1998, 1999, 2000 and 2001 have been audited by Arthur Andersen LLP. THE FINANCIAL STATEMENTS FOR FISCAL YEAR 2002 ARE UNAUDITED BECAUSE THE COMPANY DISMISSED ITS PRIOR PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP, IN APRIL 2002. SEE “ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.” IN APRIL 2002, THE COMPANY APPOINTED PRICEWATERHOUSE COOPERS LLP AS ITS NEW PUBLIC ACCOUNTANTS. THE COMPANY WILL AMEND THIS ANNUAL REPORT ON FORM 10-K TO INCLUDE AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2002 AS SOON AS THE AUDIT OF THESE FINANCIAL STATEMENTS IS COMPLETED. THE COMPANY CURRENTLY ANTICIPATES THAT THIS AUDIT WILL BE COMPLETED ON OR BEFORE AUGUST 15, 2002.

     The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the “Index to Financial Statements” (together with the notes and other reports relating to such financial statements).

     For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amounts of $967,000, $1,006,000, $646,000 and $3,359,000, respectively, for the twelve months ended March 31, 2001, 2000, 1999 and 1998 have been reclassified from selling, general, and administrative expenses to cost of revenues.

	Fiscal Years Ended March 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:	(unaudited)	(audited)	(audited)	(audited)	(audited)
Total Revenue	$59,057	$41,501	$38,889	$55,514	$73,547
Gross Margin	17,450	6,475	7,194	19,331	36,321
Gross Margin %	29.5%	15.6%	18.5%	34.8%	49.4%
Operating Expenses	$17,895	$18,403	$18,269	$16,329	$23,194
Operating Income (Loss)	(445)	(11,928)	(11,075)	3,002	13,127
Interest (Income) Expense, Net	(220)	4,444	8,056	7,316	5,905
Other Expense	61	257	325	400	97
Net Income (Loss)	4,336	(14,108)	(18,902)	(3,107)	3,233
Basic Earnings Per Share	0.06	(0.26)	(0.91)	(0.15)	0.16
Diluted Earnings Per Share	0.06	(0.26)	(0.91)	(0.15)	0.15
Balance Sheet Data:
Working Capital	20,957	15,893	21,020	27,010	18,907
Total Assets	36,350	32,173	41,575	60,150	56,380
Total Debt	42,977	43,990	73,772	72,200	63,000
Redeemable Preferred Stock	27,319	27,049	0	0	0
Stockholders’ Deficit	49,802	54,086	48,201	29,633	28,231

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This analysis of the Company’s results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of the Annual Report on Form 10-K. This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, are forward looking statements. Although the Company believes that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved.

Risks could arise due to Arthur Andersen LLP being our past auditors

     You may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in these financial statements, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the indictment or other proceedings against Arthur Andersen LLP.

     Arthur Andersen LLP, which audited our financial statements included in this report for the years ended March 31, 2000 and March 31, 2001, has informed us that on March 14, 2002 an indictment was unsealed charging it with federal obstruction of justice arising from the government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp.

     Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP’s consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets.

     Should we seek to access the public capital markets, Securities and Exchange Commission (SEC) rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending March 31, 2004 become available, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended March 31, 2000 and March 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC’s requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

     Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward looking statements contained in this report, the Company believes that it is subject to a number of competition risk factors, including: the inherent unpredictability of currency fluctuations; actions of its competitors, including pricing; the ability to realize cost reductions and operating efficiencies, and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors and those enumerated below in “Liquidity and Capital Resources.”

Company Overview

     The Company is a leading worldwide producer of interactive simulation systems designed to provide training for multiple markets to include the handling and use of small and supporting arms. It also competes in air defense and armored vehicle weaponry; and commercial hunter and sports activities.

     Although the Company sells its products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 40.0%, 34.9% and 58.2% of the Company’s revenues in fiscal 2002, 2001, and 2000, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on the Company’s revenues and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company’s future results of operations and financial condition. The Company expects that sales to the U.S. military will continue to be a significant portions due to renewed commitments of the U.S. government to protect and safeguard its domestic and international interests. Significant portions of the Company’s revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2002, 2001, and 2000, approximately 40.3%, 52.7%, and 70.5%, respectively, of the Company’s revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance of simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. The Company, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. Certain of the Company’s international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations has not been material.

     Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, R&D costs, bid and proposal expenses, plus depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents’ commissions, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred and has funded all of its R&D efforts over the past 18 years primarily through internally generated funds.

Restructure Transaction

     On August 25, 2000, the Company, its lenders and the “Centre Entities completed a restructuring transaction which significantly reduced the Company’s outstanding indebtedness.

     In connection with the restructuring, the Company and holders of its outstanding debt and preferred stock exchanged all such debt and preferred stock for the following:

•	A new senior secured revolving credit line in the amount of approximately $882,000 to support existing letters of credit and future working capital requirements.

•	$12 million of senior secured debt with cash interest payable at prime plus 1% and no principal payments due until maturity in 2003, with a one year extension at the Company’s option.

•	$23 million of junior secured debt with 10% interest payable in additional notes or cash, depending on the Company’s profitability, and no principal payments until maturity in 2003, with a one year extension at the Company’s option.

•	Approximately $21 million of new preferred stock with a 10% cumulative dividend rate payable in additional shares of preferred stock. This new preferred stock must be redeemed by the Company when junior secured debt is repaid.

•	48,695,212 additional shares of Common Stock. As a result of this share issuance, the Company’s senior lenders have the power to vote a majority of the Company’s voting common stock. See Item 1 Change of Control.

•	Warrants to purchase 2,000,000 shares of Common Stock with an exercise price of $0.25 issued to the Centre Entities.

•	Amended warrants already held by the Centre Entities to purchase 3,246,164 shares of Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock and making a slight adjustment in the original exercise price of $1.03 per share.

     Certain of the securities described above were issued to the Centre Entities. See “Item 13, Certain Relationships and Related Transactions.”

     On December 31, 2001 and March 29, 2001, the Company and its lenders amended the Credit Agreement. See “Liquidity and Capital Resources.”

Related Party Transactions

     The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

Results of Operations

     The following table sets forth selected data as a percentage of gross revenues for the periods indicated:

	Fiscal Year Ended March 31,

	2002	2001	2000

	(Unaudited)	(Audited)	(Audited)
Total Revenue	100%	100%	100%
Gross Margin	30%	16%	19%
Operating Expenses:
Selling, General & Administrative	20%	24%	28%
Research & Development	7%	11%	10%
Depreciation and Amortization	3%	6%	6%
Impairment of Assets	2%	3%	5%

Total Operating Expense	30%	44%	50%

Operating Income (Loss)	-1%	-29%	-28%
Interest Income (Expense), net	0%	11%	21%
Other Expense, net	0%	1%	1%

Net Loss Before Taxes	-1%	-40%	-50%
Income Tax Benefit	8%	3%	2%
Accretion of Preferred Stock	0%	1%	1%
Net Income (Loss)	7%	-34%	-49%
Adjusted EBITDA (1)	4%	-21%	-18%

(1)	Adjusted EBITDA consists of net loss before tax excluding interest expense, net and depreciation and amortization, as further adjusted to exclude non-cash impairment of assets and nonrecurring restructuring charges. This metric is used to evaluate the Company’s overall operational performance and should not be considered as an alternative to net loss as a measure of operating results or to cash flow as a measure of liquidity.

     Fiscal Year Ended March 31, 2002 Compared to the Fiscal Year Ended March 31, 2001

     Net Revenues: Revenues increased $17.6 million, or 41.7%, to $59.1 million for the twelve months ended March 31, 2002 as compared to $41.5 million for the twelve months ended March 31, 2001. Sales to U.S. military customers for the twelve months ended March 31, 2002, increased by $16.6 million, or 148.2%, from $11.2 million to $27.8 million. The increase in military sales is due to significant deliveries of items to customers that were in the Company’s $55.4 million backlog of sales as of March 31, 2001. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2002 decreased $0.7 million or (9.5%) to $6.7 million due to increased competition in this market. Sales to international customers for the twelve months ended March 31, 2002 increased $1.7 million, or 7.8%, to $23.9 million.

     Gross Margin: Cost of revenues increased $6.6 million, or 18.3% to $41.6 million or 70.4% of revenues for fiscal 2002 as compared to $35.0 million, or 84.4% of revenues, for fiscal 2001. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs. In addition, the Company recorded a $4.2 million contract loss provision in fiscal 2001 associated with certain contracts and anticipated losses on existing contracts and a $0.5 million inventory write-off due to anticipated changes in future sales demand of a certain product. These decreases in costs were partially off-set by a $2.5 million increase in the Company’s inventory reserve for excess inventory related to older, slow-moving products and $0.5 million increase in the warranty provisions for certain contracts as well as to accrue for anticipated losses on existing contracts during fiscal 2002. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $967,000 for the twelve months ended March 31, 2001 has been reclassified from selling, general, and administrative expenses to cost of revenues. As a result of the foregoing, gross margin increased $10.9 million, or 167.7% to $17.4 million, or 29.6% of revenues, for fiscal year 2002 as compared to $6.5 million, or 15.7% of revenues, for fiscal 2001.

     Total Operating Expenses: Total operating expenses decreased $0.5 million, or (2.7%) to $17.9 million for fiscal 2002 as compared to $18.4 million for fiscal 2001. As a percentage of revenues, total operating expenses decreased to 30.4% for the twelve months ended March 31, 2002 as compared to 44.6% for the twelve months ended March 31, 2001. Selling, general and administrative (“SG&A”) expenses increased $1.9 million, or 19.0%. This increase in SG&A is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company’s former President and CEO and a provision for severance costs for personnel reduction at the Company’s Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company’s former subsidiary, Dart International, concerning the DVD component of the electronic archery system. In the opinion of management, these proceedings did not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal year 2003, the Company assessed the carrying value of its goodwill and determined it to have no value as of March 31, 2002. During the twelve months ended March 31, 2002, the Company recorded an impairment loss of $1.0 million relating to goodwill that had been recorded relating to the acquisition of certain assets from SBS Technologies during fiscal year 1998. The Company has no goodwill remaining as of March 31, 2002. Also, an impairment loss of $1.2 million was recorded during the twelve months ended March 31, 2001, that was associated with the Company’s Simtran operations and was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows. Research and development expenses decreased $0.6 million, or (14.0%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.5 million, or (22.6%), due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

     Operating Income: As a result of the foregoing, operating income increased $11.5 million to a loss of $0.4 million, or (0.9%) of revenues, for the twelve months ended March 31, 2002 as compared to an operating loss of $11.9 million, or (28.7%) of revenues, for the twelve months ended March 31, 2001.

     Other Income (Expense), net: Net interest income totalled $0.2 million, or 0.3% of revenues for the twelve months ended March 31, 2002 as compared to interest expense of $4.4 million, or 10.6% of revenues for the twelve months ended March 31, 2001. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the twelve months ended March 31, 2002 and 2001, approximately $3.5 million and $2.0 million reduced the excess amount allocated to debt, respectively, resulting in a corresponding reduction of interest expense. Interest expense for the twelve months ended March 31, 2001 also included fees associated with the restructuring of approximately $0.6 million. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in September of 2003.

     Provision (Benefit) for Income Taxes: The effective tax rate was effectively (1,710.5%) of loss before taxes for the twelve months ended March 31, 2002 as compared to 6.3% of income before taxes for the twelve months ended March 31, 2001. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions. The Company has recorded a $4.9 million benefit for fiscal year 2002 that was related to an anticipated refund due to the Company for carrybacks of certain net operating losses, which was a result of a change in the tax law. The Company recorded a $1.0 million tax benefit for fiscal year 2001, which was related to an anticipated refund due to the Company for carrybacks of net operating losses.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $0.3 million for the twelve months ended March 31, 2002 as compared to $0.3 million for the twelve months ended March 31, 2001 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock.

     Net Income applicable to common shareholders: The net income applicable to common shareholders increased $18.4 million to $4.3 million ($0.06 per share) or 7.3% of revenue. This compares to a loss of $14.1 million ($0.26 per share) or (34.0%) of revenue for the twelve months ended March 31, 2001, which included a Gain on Extinguishment of Preferred Stock of $1.7 million and a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran.

     Fiscal Year Ended March 31, 2001 Compared to the Fiscal Year Ended March 31, 2000

     Revenues: Revenues increased $2.6 million, or 6.7%, to $41.5 million for fiscal 2001 as compared to $38.9 million for fiscal 2000. International revenues decreased $5.5 million, or (20.2%) to $21.9 million. U.S. Military increased $7.0 million, or 162.9% to $11.2 million. U.S. Law Enforcement increased $1.9 million, or 33.4%, to $7.4 million. Hunter/Sports decreased $0.7 million, or (40.1%), to $1.0 million. Sales in the Hunter/Sports market declined primarily due to an expected softened demand for the product line. Reduced revenues in the International market are primarily due to completion of contracts in Canada and Australia. By contrast, the U.S. Law Enforcement and Military sales increased significantly due to contract awards delayed in fiscal year 2000 being awarded and completed in fiscal 2001 as the Company restructured its debt facilities in August 2000 and renewed confidence of its customers.

     Gross Margin: As a percentage of revenues, cost of revenues increased to 82.1% for fiscal 2001 as compared to 78.9% for fiscal 2000. An accrual of approximately $4.0 million was charged to cost of revenues during the fiscal year associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are primarily due to recent increases in costs associated with delivery of products and warranty services not originally anticipated at the time the warranty program or related contract were entered into. The Company estimates that the related revenue from these programs is no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. As a result of the foregoing, gross margin decreased $0.8 million, or (9.2%) to $7.4 million, or 17.8% of revenues, for fiscal 2001 as compared to $8.2 million, or 21.1% of revenues, for fiscal 2000.

     Total Operating Expenses: Total operating expenses remained constant at $19.3 million for fiscal 2001. Total operating expenses as a percentage of revenues decreased to 46.7% for fiscal 2001 from 49.6% for fiscal 2000. Selling, general and administrative expenses decreased as a percentage of revenue to 26.7% for fiscal 2001 from 28.2% for fiscal 2000. Selling, general and administrative (“SG&A”) expenses increased $0.1 million or 1.0%. This decrease in SG&A as a percentage of revenue is due primarily to improved management of time and resource allocations in fiscal year 2001 and a one-time charge for deferred compensation associated with severance pay to the former President and CEO that was included in fiscal year 2000. R&D expenses increased $0.8 million to $4.8 million in fiscal 2001 from $4.0 million in fiscal 2000 primarily attributable to the Company’s expenditures for research and development activities relating to new products and product lines.

     During the third quarter of fiscal year 2001, management began an evaluation of the operations of Simtran in response to Simtran’s declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. The Company then recorded an impairment loss of $1,244,000, which was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows.

     Operating Loss: As a result of the foregoing, operating loss increased $0.8 million to a loss of $11.9 million, or (28.7%) of revenues, for fiscal 2001 as compared to a loss of $11.1 million, or (28.5%) of revenues, for fiscal 2000.

     Other Expense, net: Net interest expense totaled $4.4 million, or 10.7% of revenues for fiscal 2001 as compared to net interest expense of $8.1 million, or 20.7% for fiscal 2000. Other income (expense), net for fiscal 2001 primarily includes a charge of $0.2 million related to foreign currency exchange cost associated with international revenues. In conjunction with the Restructure Transaction (see Footnote 4 of the Notes to the Consolidated Financial Statements) completed in August 2000, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the year, the excess amount allocated to debt was reduced by approximately $2.0 million, resulting in a corresponding reduction of interest expense. Interest expense will continue to be recognized at a much lower effective interest rate until the debt matures in March of 2003.

     Benefit from Income Taxes: The effective tax rate increased to 6.3% of income before income taxes for fiscal 2001 compared to 4.2% of income before taxes for fiscal 2000. The Company is no longer recording a tax benefit for the majority of its operating losses due to uncertainty of future realization. However, the Company recorded a $1.0 million tax benefit for fiscal year 2001, which was related to a refund due to the Company for carrybacks of net operating losses.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in November 2000 was a total of $260,000 for fiscal year 2001 compared to $254,000 for fiscal year 2001.

     Gain on Extinguishment of Preferred Stock: This represents the excess of the value of the Series A Mandatory Redeemable Preferred Stock over the fair value of the common stock and warrants exchanged. A gain of $1,729,000 was recorded during fiscal year 2001 as a result of the Restructure Transaction.

     Net Loss: As a result of the foregoing, the net loss decreased $4.8 million, to a loss of $14.1 million or ($0.26) per diluted share, or (34.0%) of revenues for fiscal 2001 as compared to a loss of $18.9 million or ($0.91) per diluted share, or (48.6%) of revenues for fiscal 2000. Net loss prior to a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran would have resulted in a net loss of $12.9 million, or (31.0%) of revenues.

Unaudited Quarterly Results of Operations

     The following table presents certain quarterly statements of operations data for each of the eight quarters beginning April 1, 2000 and ending March 31, 2002. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Quarter Ended
	(In thousands, except per share data)
	Fiscal Year 2002				Fiscal Year 2001

	(Restated)	(Restated)	(Restated)
	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31

Revenues	$11,639	$16,897	$15,396	$15,125	$10,271	$7,368	$9,109	$14,753
Gross Margin	4,480	4,687	4,652	3,631	2,987	(2,163)	758	5,225
Gross Margin %	38%	28%	30%	24%	29%	-29%	8%	35%
Operating Expense	$4,139	$4,073	$4,267	$5,416	$3,944	$3,780	$5,805	$5,206

Operating (Loss) Income	341	614	385	(1,785)	(957)	(5,943)	(5,047)	19
Interest Expense (Income), Net	(158)	(11)	54	(105)	2,346	2,225	64	(191)
Other Expense (Income)	(20)	76	44	(39)	22	284	(6)	(43)

Pre-Tax (Loss) Income	519	549	287	(1,641)	(3,325)	(8,452)	(5,105)	253
Tax (Benefit) Provision	296	186	63	(5,437)	(116)	54	54	(1,044)

Net (Loss) Income	223	363	224	3,796	(3,209)	(8,506)	(5,159)	1,297
Accretion of Preferred Stock	65	67	68	70	66	74	57	63
Gain on extinguish. of Pref. Stock	0	0	0	0	0	(1,729)	0	0

Net (Loss) Income applicable to common stockholders	158	296	156	3,726	(3,275)	(6,851)	(5,216)	1,234
Earnings per common share
Basic	0.00	0.00	0.00	0.05	(0.16)	(0.13)	(0.07)	0.02
Diluted	0.00	0.00	0.00	0.05	(0.16)	(0.13)	(0.07)	0.02

RESTATEMENT

     The Company’s interim condensed consolidated financial statements for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001 have been restated from amounts previously reported to revise the revenue recognition policy applied to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems under multi-element arrangements, which also included various bill and hold sales. Revenue on these contracts has been revised to reflect the application of the percentage of completion method of accounting as these contracts call for significant customization of the Company's proprietary system. The following table shows the line items that have been restated in the Company's Condensed Consolidated Statements of Operations:

SUMMARY OF CHANGES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands)

	Three months ended		Nine months ended
	December 31, 2001		December 31, 2001

		As previously		As previously
	Restated	reported	Restated	reported

Revenues	15,396	15,999	43,932	42,910
Cost of Revenues	10,744	11,255	30,113	29,501
Gross Margin	4,652	4,744	13,819	13,409
Operating income	385	477	1,340	930
Income before taxes	287	379	1,355	945
Provision for income taxes	63	94	545	406
Net income	224	285	810	539
Net income applicable to shareholders	156	217	610	339
Earnings per share — basic	0.00	0.00	0.01	0.00
Earnings per share — diluted	0.00	0.00	0.01	0.00

	Three months ended		Nine months ended
	September 30, 2001		September 30, 2001

		As previously		As previously
	Restated	reported	Restated	reported

Revenues	16,897	15,863	28,536	26,911
Cost of Revenues	12,210	11,457	19,369	18,246
Gross Margin	4,687	4,406	9,167	8,665
Operating income	614	333	955	453
Income before taxes	549	268	1,068	566
Provision for income taxes	186	91	482	312
Net income	363	177	586	254
Net income applicable to shareholders	296	110	454	122
Earnings per share — basic	0.00	0.00	0.01	0.00
Earnings per share — diluted	0.00	0.00	0.01	0.00

	Three months ended
	June 30, 2001

		As previously
	Restated	reported

Revenues	11,639	11,048
Cost of Revenues	7,159	6,789
Gross Margin	4,480	4,259
Operating income	341	120
Income before taxes	519	298
Provision for income taxes	296	221
Net income	223	77
Net income applicable to shareholders	158	12
Earnings per share — basic	0.00	0.00
Earnings per share — diluted	0.00	0.00

     The Company’s revenues and results of operations historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company’s contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. The Company recognizes revenues primarily upon shipment of its products to its customers, while a high percentage of the Company’s operating expenses, including personnel, rent and debt service, are relatively fixed. As a result the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on the Company’s quarterly results of operations and financial condition.

Liquidity and Capital Resources

     The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered into a restructured Credit Agreement as discussed above under “Restructure Transaction.” The initial and further amended capital structure provided approximately $882,000 to support existing letters of credit and future working capital requirements in connection therewith. Therefore, the Company’s primary source of liquidity and capital resources is cash generated from its operating activities. On December 31, 2001 and March 29, 2002, the Company and its Lenders amended the Amended Agreement as follows:

     On December 31, 2001, the Company and its lenders amended the Credit Agreement thereby entering into the First Amendment and Waiver to the Credit Agreement (the “First Amendment”), which made the following changes:

•	The quarterly limitations on Capital Expenditures were removed, but the full year limitation on Capital Expenditures for Parent remains at an amount equal to 20% of Parent’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the Interest Periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such Interest Periods would be payable in kind by the delivery to each of the Lenders of additional Junior Secured Notes.

On March 29, 2002, the Company and its lenders amended the Credit Agreement thereby entering into the Second Amendment and Waiver to the Credit Agreement (the “Second Amendment”), which made the following changes:

•	Certain of the Lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral.

•	The Credit Agreement was amended to provide that the Lenders would continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the Lenders of additional Junior Secured Notes. The amendment requires that the Support Letters of Credit Facility be cash-collateralized. The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow Parent and Borrower to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The Maturity Date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The Credit Agreement was amended to provide that the interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that Borrower pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

     As of March 31, 2002, the Company had working capital of $20.9 million compared to $15.9 million as of March 31, 2001. The Company’s spending for its fiscal 2002 capital expenditures was $0.8 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery.

     The Company’s cash and cash equivalents increased by $2.4 million in fiscal 2002 compared to essentially no change and a net decrease of $0.9 million in fiscal 2001 and 2000, respectively. For fiscal 2002, the Company’s operating activities generated cash of approximately $4.5 million. The Company’s investing activities used $0.8 million in restricted cash, which was used to secure contract performance guarantees, used $0.7 million for capital expenditures and generated $0.1 million from the disposal of property and equipment. The Company used $0.1 million for financing activities in fiscal 2002 for repayment of long-term debt. The overall effect of foreign exchange for fiscal 2002 was a decrease in cash and cash equivalents of $0.5 million as compared to essentially no change for fiscal 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as FASB Statement of Financial Accounting Standards No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.”

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. As of March 31, 2002, the Company had no goodwill or material intangible assets and thus, does not believe that the adoption of this standard in the first quarter of fiscal year 2003 will have a material impact on the financial statements.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement is effective for the Company’s 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgement and estimates on the part of management in its application. Refer to footnote 3 in the disclosures to the Company’s financial statements included in Form 10K for a complete listing of significant accounting policies. Firearms Training Systems, Inc. believes the following represents the critical accounting policies of the Company as contemplated by FRR 60.

Revenue Recognition

     Customer contracts that require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Accounting for such contracts is essentially a process of measuring the results of relatively long-term events and allocating those results to relatively short-term accounting periods. This involves considerable use of estimates in determining revenues, costs, and profits and in assigning the amounts to accounting periods. The process is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs, and the extent of progress toward completion. The company continually monitors each of these estimates based on the most current information available from the project managers and project engineers assigned to the programs. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These revisions could materially increase or decrease profit margins on particular contracts in future periods.

Impairment of Long-Lived Assets

     Management periodically assesses the recoverability of the Company’s long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets management assesses the historical cash flow associated with that asset in conjunction with undiscounted future cash flow projections. The undiscounted future cash flow analysis is based on numerous assumptions including, but not limited to, sales history and future estimated sales demand. In the event the undiscounted cash flow analysis does not support the underlying assets carrying value, the asset is written-down to its estimated fair market value.

Inventory Reserve

     Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market is defined as net realizable value. Management periodically reviews Company inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company inventory change from time-to-time due to change in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the market place. As the Company develops new product lines future charges against income may be necessary to reduce inventory to its net realizable value.

Contract Cost Provision

     Management routinely assesses the Company's performance and estimated cost to complete ongoing sales contracts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income. In the event Management anticipates incurring costs in excess of contract revenues, the Company records a contract cost provision in an amount equal to the estimated costs in excess of contracted revenues in the period in which such information becomes apparent.

Warranty Cost Provision

     Management periodically estimates expected warranty costs under the Company’s standard product warranty. In determining the estimate, Management analyzes the relationship of historical standard warranty costs incurred on historical sales and the underlying product mix comprising the historical sales. Management, in turn, utilizes this historical information to estimate expected warranty costs on recent sales within the standard warranty time frame. Due to the inherent limitations in the estimation process, the potential for product defects and other unforeseen circumstances by the Company, the possibility exists that the recorded warranty provision will be inadequate to offset actual warranty costs incurred resulting in additional charges against income. Also, actual warranty costs may be significantly lower than expected resulting in the reduction of the Company’s warranty provision generating an addition to income in future periods.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractural Obligations
March 31, 2002
(amounts in thousands)

		Less than	Within	Within	After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt
Working capital — borrowings	$130	$130	$0	$0	$0
Long-term debt — Senior	12,000	0	12,000	0	0
Long-term debt — Junior	27,334	0	27,334	0	0
Long-term accrued interest *	3,512	3,512	0	0	0

Other
Operating lease obligations	4,334	948	1,624	1,442	320
Acquisition earn-out payment	708	708	0	0	0

*	Balance represents a non-cash debt restructuring liability, which is amortized to interest expense monthly..

ITEM 7(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a number of market risks in the ordinary course of business, such as foreign currency exchange risk in the fulfillment of international contracts and interest rate risk associated with the interest rate cost of its outstanding long-term liabilities. The majority of the Company’s contracts are denominated in U.S. dollars, thus reducing foreign exchange risk. The Company’s net exposure to interest rate risk consists of its floating rate senior debt and working capital borrowings which are tied to changes in the prime rate. Assuming a 10% increase in interest rates, interest expense, net related to the senior debt and working capital borrowings for fiscal year 2002 would have increased by approximately $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Statement Schedule and Notes to Consolidated Financial Statements that appear on pages F-1 through F-26 and S-1 of this Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

     After a competitive bid process that began in March 2002, Firearms Training Systems, Inc. dismissed Arthur Andersen LLP as its independent accountants effective April 17, 2002. Firearms Training Systems, Inc.’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. Arthur Andersen LLP’s audit reports on the Firearms Training Systems, Inc.’s financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for Firearms Training Systems, Inc.’s two most recent fiscal years and through April 17, 2002, there were no disagreements between Firearms Training Systems, Inc. and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the Company's two most recent fiscal years and through April 8, 2002, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Firearms Training Systems, Inc. requested Arthur Andersen LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company. A copy of such letter, dated April 30, 2002, was filed as Exhibit 16.1 to Firearms Training Systems, Inc.’s Current Report on Form 8-K/A, dated as of April 30, 2002.

New Independent Accountants

     Firearms Training Systems, Inc. engaged PricewaterhouseCoopers LLP as its new independent accountants as of April 17, 2002. During the two most recent fiscal years and the interim period between March 31, 2001 and through April 17, 2002, Firearms Training Systems, Inc. did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

     The following table sets forth the name, age, and position of each director and executive officer as of July 10, 2002. The Board currently consists of six directors. The Company divides the Board of Directors into three classes, each of which is elected for a three-year term. Executive officers of the Company are elected by the Board of Directors annually and hold office until the next annual meeting of stockholders or until they sooner resign or are removed from office by the Board of Directors.

Name	Age	Position

Randy Sugarman	60	Chairman of the Board of Directors, Interim President, Chief Executive Officer and Chief Operating Officer
William J. Bratton	54	Director
Mary Ann Gilleece	61	Director
Ronavan Mohling	60	Director
Scott Perekslis	34	Director
Ronald C. Whitaker	54	Director
John A. Morelli	53	Vice President, Chief Financial Officer and Treasurer

Class I directors were elected in fiscal 2001 and their present terms expire with the Annual Meeting of Stockholders in 2003:

SCOTT PEREKSLIS
MANAGING DIRECTOR
CENTRE PARTNERS MANAGEMENT LLC

     Scott Perekslis, age 34, has served as a Director of the Company since July 31, 1996. Mr. Perekslis also served as a Vice President of the Company from July 31, 1996 through July 18, 1997. Since 1995, Mr. Perekslis has been a Principal of Centre Partners Management LLC and a Principal of Corporate Advisors, L.P. From 1991 to 1995, Mr. Perekslis was an Associate of Corporate Advisors, LP. Mr. Perekslis also serves as a director of American Seafood, LP, Hyco International, Inc. and KIK Corporation Holdings, Inc. Mr. Perekslis is a member of the Compensation and Audit Committees of the Board of Directors.

R.     C. WHITAKER
PRESIDENT and CEO
STRATEGIC DISTRIBUTION

     R.C. Whitaker, age 54, was named as a Director of the Company in October 2000 to fill a vacancy that was due to resignation of a director following the Restructure Transaction in fiscal year 2001. Mr. Whitaker has been with Strategic Distribution Inc. since September 2000. Prior to joining SDI, he was an Operating Partner with Pegasus Investors (a private equity funds group) from 1999 to 2000. Previous operational positions were President and CEO of Johnson Worldwide Associates (a sporting goods manufacturer) from 1996 to 1999, President and CEO of EWI, Inc. (an automotive tier 1 supplier) from 1995 to 1996, Chairman, President and CEO of Colt’s Manufacturing Company (a designer and producer of military firearms) from 1992 to 1995, and President & CEO of Wheelabrator Corporation (an industrial equipment manufacturer). In addition to Strategic Distribution Inc., he serves on the Board of Directors of Weirton Steel Corporation and Precision Navigation, Inc., as well as a member of the Board of Trustees for The College of Wooster. Mr. Whitaker is a member of the Audit Committee of the Board of Directors.

Class II directors were elected in fiscal 2002 and their present terms expire with the Annual Meeting of Stockholders in 2004:

WILLIAM J. BRATTON
PRESIDENT
THE BRATTON GROUP LLC

     William J. Bratton, age 54, has served as a Director of the Company since September 17, 1996. He has been the President of The Bratton Group LLC since 1999. From 1997 to 1999, he served as the President and Chief Operating Officer of CARCO Group, Inc. From 1996 to 1997, Mr. Bratton served as Vice Chairman of First Security Services Corporation and President of its new subsidiary First Security Consulting, Inc. From 1994 to 1996, Mr. Bratton served as Police Commissioner of the City of New York. In 1991, he served as Superintendent in Chief of the Boston Police Department and was appointed Police Commissioner of the Boston Police Department in 1993. From 1990 to 1991, Mr. Bratton served as Chief of the New York City Transit Police. Mr. Bratton also serves as a director of Rite Aid Corporation, First Security Services Corporation and Smart Cop Corporation. Mr. Bratton is a member of the Compensation Committee and the Stock Options Sub-Committee of the Board of Directors.

RONAVAN MOHLING
PARTNER and PRINCIPAL
CAPITOL PLACES, LLC

     Ronavan Mohling, age 60, was named as a Director of the Company in October 2000. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, recently served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company’s Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company’s Consumer Products Division. Mr. Mohling is a member of the Audit Committee of the Board of Directors.

Class III directors were elected in fiscal 2000 and their present terms expire with the Annual Meeting of Stockholders in 2002:

MARY ANN GILLEECE, J.D., L.L.M.
ATTORNEY, MANAGING DIRECTOR
VAN SCOYOC KELLY PLLC

     Mary Ann Gilleece, age 61, was named as a Director of the Company in March of 2001. Ms. Gilleece is an Attorney, Managing Director with Van Scoyoc Kelly PLLC, a newly formed law firm. Van Scoyoc Kelly PLLC was formed by Stu Van Scoyoc and Kevin Kelly to provide a government contracts and procurement law platform that Van Scoyoc Associates, one of Washington’s most distinctive government relation firms, can retain to address complex acquisition, procurement and regulatory issues. From 1972 to 1975 Ms. Gilleece was an Assistant Attorney General for the Commonwealth of Massachusetts. She was Counsel to the House of Representatives Committee on Armed Services from 1977 to 1983 and then in 1983 was appointed Deputy Undersecretary of Defense Research and Engineering (Acquisition Management) and served in that capacity until August, 1985 after which she returned to private practice. Ms. Gilleece was a partner in the law firm of Manatt Phelps & Phillips LLP from June 1997 to June 2002.

RANDY SUGARMAN, CPA
MANAGING PARTNER
SUGARMAN & COMPANY, LLP

     Randy Sugarman, age 60, was named a Director of the Company and Chairman of the Board of Directors in October 2000. Randy Sugarman is the managing partner of Sugarman & Company LLP (Financial Consultants), which he founded in 1977. Mr. Sugarman is a member of the Compensation Committee. Mr. Sugarman assumed the additional offices of interim President and Chief Executive Officer in May 2001 and interim Chief Operating Officer in May 2002 and will continue as such until a successor is named.

JOHN A. MORELLI
VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

     John A. Morelli, age 53, has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli previously served as Chief Operating Officer from October 2000 to May 2002 and as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during its acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm in the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing and modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended March 31, 2002 and Form 5 and amendments thereto furnished to the Company with respect to such fiscal year, to the best of management’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

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

     Pursuant to the Securities Purchase Agreement dated November 13, 1998 with Centre Capital Investors II, L.P., Centre Partners Coinvestment, L.P., Centre Capital Tax-Exempt Investors II, L.P., and Centre Capital Offshore Investors II, L.P., three former directors of the Company who resigned in connection with the Restructure, and Mr. Perekslis, who remains a director, all of whom are affiliated with the Centre Partnerships, agreed to receive in lieu of annual director’s fees of $20,000 for each director, options to purchase at $1.03125 per share an aggregate of 106,700 shares of Common Stock, exercisable in equal quarterly installments beginning December 31, 1998 which such directors assigned to Centre Partners Management LLC. As of July 10, 2002, 106,700 shares of Common Stock are exercisable from this grant.

Summary Compensation Table

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Chief Executive Officer and each of the other highly compensated executive officers whose annual salary and bonus during fiscal 2002 exceeded $100,000.

	ANNUAL COMPENSATION			Long Term Compensation

				RESTRICTED	SECURITIES	All
OFFICER NAME AND	Fiscal	SALARY	BONUS	STOCK	UNDERLYING	Other
PRINCIPAL POSITION	Year	($)	($)	AWARDS ($)	OPTIONS (#)	Compensation

Randy Sugarman	2002	0	0	0	0	390,000	(1)
Chairman of the Board, Interim	2001	0	0	0	0	221,000	(1)
President and Chief Executive Officer and Interim Chief Operating Officer

Robert F. Mecredy	2002	76,274	0	0	0	239,786	(3)(4)
President and Chief	2001	200,000	50,000	0	0	5,998	(3)
Executive Officer – RESIGNED (2)	2000	160,000	0	0	0	5,049	(3)

John A. Morelli	2002	125,000	50,000	0	0	2,423	(3)
Vice President,	2001	125,000	35,000	0	0	3,089	(3)
Chief Financial Officer & Treasurer(5)	2000	105,000	0	18,750 (6)	90,000	5,689	(3)

(1)	The amounts set forth in the table consist of consulting fees for Mr. Sugarman’s services received by Sugarman & Company LLP, a company in which Mr. Sugarman is managing general partner and has an 80% ownership interest. See “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.”

(2)	Mr. Mecredy became the Company’s President and Chief Executive Officer on October 1, 1999. He resigned effective May 16, 2001.

(3)	Matching contributions made by the Company to its 401(k) plan.

(4)	Mr. Mecredy’s All Other Compensation includes severance payments of $237,500. See “Employment and Related Matters.”

(5)	Mr. Morelli also served as Chief Operating Officer from October 2000 to May 2002.

(6)	Mr. Morelli was granted 30,000 restricted shares of common stock priced at $0.625 per share during fiscal 2000. The restrictions on these shares lapsed on September 30, 2000 and March 31, 2001, respectively.

Fiscal Year-End Option Values

     The following table contains certain information regarding options to purchase common stock held as of March 31, 2002 by each of the named executive officers. There were no exercises of stock options by the named executive officers during the last fiscal year.

	NUMBER OF SECURITIES UNDERLYING		VALUE OF UNEXERCISED
	UNEXERCISED OPTIONS AT		IN-THE-MONEY OPTIONS
	FISCAL YEAR-END		AT FISCAL YEAR-END (1)

OFFICER NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Randy Sugarman	0	0	$0	$0
Robert F. Mecredy	289,617	402,983	$81,600	$163,200
John A. Morelli	209,420	326,540	$65,273	$164,227

(1)	As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is based on the closing sales price of the Company’s Common Stock on the Over-The-Counter Bulletin Board as of the last day of the fiscal year, March 31, 2002, which was $0.52 per share.

Employment and Related Matters

     On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions of President, Chief Executive Officer, and Director of the Company. Under the terms of his Separation Agreement, Mr. Mecredy continued in the Company’s employment until July 15, 2001 to assist in the transition of the new management team for an aggregate compensation of

$12,500. In addition, the Company agreed to pay him a performance bonus of $50,000 for fiscal year 2001, $61,854.26 for accrued and unused vacation and an aggregate amount of $200,000 in bi-weekly installments during the 24 month period following termination of his employment and a further amount of $37,500. The Company also amended Series F and Series H stock option agreements, each in the amount of 240,000 shares of common stock so that (1) the Series F Options (i) remain exercisable until the second anniversary of termination of employment, and (ii) are terminable for breach of certain provisions of the Separation Agreement rather than his existing agreements and (2) the Series H Options (i) expire on the third rather than the seventh anniversary of the Option date, (ii) continue to be exercisable after termination of his employment and (iii) are terminable for breach of certain provisions of the Separation Agreement rather than his existing agreements.

     In March 1999, the Company entered into an employment agreement with John A. Morelli, which was extended on February 18, 2000 for a period of one year and further extended on November 1, 2000, for a period of three years retroactive to October 1, 2000. Mr. Morelli’s base salary under this agreement is $125,000 per annum, which shall be reviewed annually by the Compensation Committee of the Board of Directors. Mr. Morelli has the opportunity to earn an annual incentive bonus, based upon the Company’s performance, his individual performance and the Company’s liquidity position of up to, but not exceeding, 60% of his base salary.

     Mr. Morelli is entitled to receive a grant of nonqualified stock options as follows: (i) an option to purchase from the Company 150,000 shares of its Class A common stock at the price of $0.50 per share, under the terms and conditions described in the Stock Option Agreement Series F, (ii) an option to purchase from the Company 150,000 shares of Common Stock, at the price of $0.50 per share, under the terms and conditions described in the Stock Option Agreement Series G (iii) an option to purchase from the Company 150,000 shares of Common Stock, at the price of $0.01 per share, under the terms and conditions described in the Stock Option Agreement Series H. During the employment period, Mr. Morelli shall be entitled to participate in the Company’s employee benefit plans that are generally available from time to time to executives of the Company, including group medical, dental, life, accidental death and dismemberment, short-term disability, long-term disability, business travel accident plans, sick leave, vacation, and the profit sharing retirement plan. Under his agreement, Mr. Morelli agreed to certain non-disclosure and non-compete agreements as long as he is receiving payments from the Company, and for up to three years thereafter, in conjunction with his employment agreement and agreed to not to directly or indirectly, induce or attempt to induce any employee of the Company to terminate or abandon his or her employment for any purpose whatsoever.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Stock by Directors, Executive Officers and Principal Stockholders

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 10, 2002 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; (iii) the Company’s chief executive officer and each of the other executive officers included in the Summary Compensation Table; and (iv) the Company’s current directors and officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated as being beneficially owned by them.

	NUMBER OF
	SHARES OF
	COMMON STOCK
	BENEFICIALLY
NAME OF BENEFICIAL OWNER (1)	OWNED (6)%

Bank of America Corporation (1)	12,757,426	18.2%
Dominion Resources, Inc. c/o First Source Financial, LLP (2)	9,467,188	13.5%
U.S. Bank National Association (First Bank, N.A.) (3)	4,260,375	6.1%
Centre Capital Investors II, LP (4)	26,339,374	35.7%
Centre Partners Coinvestment LP (4)	3,822,535	5.4%
Centre Capital Offshore Investors II, LP (4)	5,219,372	7.4%
Centre Capital Tax-Exempt (4)	2,944,422	4.2%
Centre Partners Management LLC (5)	34,503,168	46.0%
Centre Partners II LLC (6)	38,954,015	51.7%
Randy Sugarman (8)	0	*
Robert F. Mecredy — RESIGNED (8)	207,785	*
John A. Morelli (8)	248,177	*
William J. Bratton (8)	21,100	*
Scott Perekslis (9)	9,005	*
All current directors and executive officers as a group	486,067	0.7%

(1)	The address of Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina. Bank of America is the parent of NB Holdings Corporation, which is the parent company of Bank of America, N.A. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Form 3 filed on September 6, 2000 with the Securities Exchange Commission (the “Commission”), reflecting ownership as of August 25, 2000, as well as information set forth in Schedule 13-D filed on September 6, 2000.

(2)	The address of Dominion Resources, Inc. is 120 Tredegear Street, Richmond, Virginia 23219. Dominion Resources is a holding company and its subsidiaries include Dominion Capital, Inc., whose subsidiaries include Virginia Financial Ventures, Inc. and N.H. Capital, Inc., the general partners of First Source Financial, LLP. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13-D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.

(3)	The address of U.S. Bank National Association is U.S. Bank Place, 601 Second Avenue South, Minneapolis, Minnesota. Information regarding ownership of Common Stock included herein in reliance on information set forth in a Schedule 13-D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.

(4)	The address of Centre Capital Investors II, L.P., (together with Centre Partners Coinvestment, L.P., Centre Capital Tax-exempt Investors II, L.P. and Centre Capital Offshore Investors II, L.P., the “Centre Partnerships”), Centre Partners Management LLC (“Centre Management”) and Centre Partners II, LLC (together with the Centre Partnerships, the “Centre Entities”) is 30 Rockefeller Plaza, New York, New York 10020, except that the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box

HM 1179, Hamilton, Bermuda. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13-D/A filed on May 16, 2002 with the Securities Exchange Commission (the “Commission”), reflecting ownership as of May 13, 2002. On May 13, 2002, 7,100,391 shares of Common Stock were acquired from PB Capital Corporation, whose parent company is Deutsche Postbank AG whose address is Friedrich-Ebert-Allee 114-126, 53113 Bonn, Germany, by the following: Centre Capital Investors II, L.P.: 4,870,385 shares; Centre Capital Tax-Exempt: 544,472 shares; Centre Capital Offshore Investors II, L.P.: 965,071 shares and Centre Partners Coinvestment L.P.: 720,463 shares.

(5)	Based on 70,153,139 shares of Common Stock outstanding on July 10, 2002. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of July 10, 2002 only by the respective named shareholder.

(6)	Information regarding ownership of Common Stock by the Centre Entities is included herein in reliance on information provided by Centre Management. Pursuant to a Management Agreement, Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P. have delegated voting and investment power with respect to the Common Stock beneficially owned by them to Centre Management; accordingly, the aggregate security ownership of those Centre Partnerships is reflected for Centre Management as well.

(7)	Centre Partners II LLC (“Centre Partners”), as general partner of the Centre Partnerships, is reflected as beneficially owning the Common Stock owned by the Centre Partnerships. In addition, pursuant to certain co-investment arrangements, Centre Partners has been delegated voting and investment power with respect to an additional 571,181 shares of Common Stock and 57,131 warrants. Included within the shares of Common Stock are 5,246,164 warrants currently exercisable into shares of Common Stock.

(8)	Messrs. Sugarman, Mecredy and Morelli’s beneficial ownership includes exercisable options for 0 shares, 0 shares and 209,420 shares, respectively. In addition, Messrs. Mecredy and Morelli’s beneficial ownership includes 17,075 shares and 8,757 shares, respectively held in a 401(k) plan for the benefit of each person as of July 10, 2002, over which each such person has been delegated voting and investment power.

(9)	Includes 9,005 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Perekslis over which Mr. Perekslis has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

Equity Compensation Plan Information

     The following table provides information about the Company’s shares of Common Stock that may be issued upon exercise of stock options under all the Company’s existing equity compensation plans as of March 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of securities		Number of Securities
	to be Issued upon		Remaining Available for
	exercise of outstanding	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price Of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected In Column (a))

Equity compensation plans approved by security holders:
Stock option plan	2,519,577	$1.68	4,977,744
Stock compensation plan	—	—	189,733
Equity compensation plans not approved by security holders	0	$0.00	0

Total	2,519,577	$1.68	5,167,477

Item 13. Certain Relationships and Related Transactions

Certain Transactions

     On December 31, 2001, the Company and its lenders entered into the First Amendment, which made the following changes:

•	The quarterly limitations on Capital Expenditures were removed, but the full year limitation on Capital Expenditures for Parent remains at an amount equal to 20% of Parent’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the Interest Periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such Interest Periods would be payable in kind by the delivery to each of the Lenders of additional Junior Secured Notes.

On March 29, 2002, the Company and its lenders entered into the Second Amendment, which made the following changes:

•	Certain of the Lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral.

•	The Credit Agreement was amended to provide that the Lenders would continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the Lenders of additional Junior Secured Notes. The amendment requires that the Support Letters of Credit Facility be cash-collateralized. The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow Parent and Borrower to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The Maturity Date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The Credit Agreement was amended to provide that the interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that Borrower pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

Compensation Committee Interlocks and Insider Participation

     Messrs. Bratton, Perekslis, and Sugarman served as members of the Company’s Compensation Committee during the 2002 fiscal year. Mr. Sugarman has been serving as interim Chief Executive Officer and President since May 16, 2001 and interim Chief Operating Officer since May 20, 2002. Mr. Perekslis was a Vice President of the Company through July 18, 1997.

     The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company since May 16, 2001 and as Interim Chief Operating Officer since May 20, 2002. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE THE COMPANY DISMISSED ITS PRIOR PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP IN APRIL 2002.

     IN APRIL 2002, THE COMPANY APPOINTED PRICEWATERHOUSECOOPERS LLP AS ITS NEW PUBLIC ACCOUNTANTS. THE COMPANY WILL AMEND THIS ANNUAL REPORT ON FORM 10-K TO INCLUDE AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MARCH 31, 2002 AS SOON AS THE AUDIT OF THESE FINANCIAL STATEMENTS IS COMPLETED. THE COMPANY CURRENTLY ANTICIPATES THAT THIS AUDIT WILL BE COMPLETED ON OR BEFORE AUGUST 15, 2002.

     NO AUDITOR HAS OPINED THAT THE UNAUDITED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED MARCH 31, 2002 PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS’ EQUITY OF THE COMPANY IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

(a)	1. Financial Statements

     The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

INDEX TO FINANCIAL STATEMENTS

Report of previous Independent Public Accountants	F-1
Unaudited Consolidated Balance Sheets as of March 31, 2002 and 2001	F-2
Unaudited Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2002, 2001, and 2000	F-3
Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the Fiscal Years Ended March 31, 2002, 2001 and 2000	F-4
Unaudited Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2002, 2001 and 2000	F-5
Unaudited Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedule.

     The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

34

     Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

     The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit Number		Description of Exhibits

3.01	—	By-laws of the Company. (filed as Exhibit 3.06 to the Company’s Registration Statement No. 333-13105)
3.02	—	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996)
3.03	—	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, preferences, rights, Qualification, limitations and restrictions of the series dated November 13, 1998. (filed as exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
3.04	—	Certificate of Amendment to the Certificate of Incorporation of the Company dated (and filed with the Office of the Secretary of State of Delaware on) August 25, 2000.
3.05	—	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the series dated August 24, 2000 (filed with the office of the Secretary of State of Delaware on August 25, 2000)
9.01	—	Voting and Stock Restriction Agreement dated as of April 1, 2000 among the financial institutions listed on the signature pages thereof and Bank of America, N.A., successor in interest to NationsBank N.A.
9.02	—	Letter from Bank of America dated August 25, 2000 and signed by the Centre entities named therein and the non- Centre lenders named therein with respect to the Board of Directors of the Company.
10.01-01	—	Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated as of April 1, 2000, among the Company, FATS, Inc. and Bank of America, N.A., successor in interest to NationsBank, N.A., as Agent and as Issuing Bank, and the Financial institutions parties thereto.
10.01-02	—	Loan Agreement and Exchange Agreement dated as of April 1, 2000 among the Company, FATS, Inc., the lenders named therein and Centre Capital Investors II, L.P. as Agent.
10.03	—	Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (filed as Exhibit 10.06 to the Company’s Registration Statement No. 333-13105)
10.04	—	Assignment and Assumption Agreement dated as of January 1, 1997 among the Company, FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.05	—	Borrower’s Consent and Agreement dated as of October 15, 1997 between FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
10.06	—	Pledge Agreement dated as of January 1, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.07	—	Parent’s Consent dated as of October 15, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
10.09-01	—	Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)
10.09-02	—	First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)
10.09-03	—	Second Amendment to Lease Agreement, dated December 21,1995, between the Company and Schneider Atlanta, L.P. (filed as Exhibit 10.10 to the Company’s Registration Statement No. 333-13105)

35

Exhibit Number		Description of Exhibits

10.10	—	Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other individuals. (filed as Exhibit 10.12 to the Company’s Registration Statement No. 333-13105)
10.11	—	Firearms Training Systems, Inc. Stock Option Plan. (filed as Exhibit 10.13 to the Company’s Registration Statement No. 333-13105)
10.12	—	Stock Option Agreement Series A, dated as of September 18, 1996 between the Company and Peter A. Marino. (filed as Exhibit 10.14 to the Company’s Registration Statement No. 333-13105)
10.12-01	—	Schedule identifying Stock Option Agreements Series A substantially identical in all material respects to Exhibit 10.12.
10.13	—	Stock Option Agreement Series B, dated as of September 18, 1996 between the Company and Peter A. Marino. (filed as Exhibit 10.15 to the Company’s Registration Statement No. 333-13105)
10.13-01	—	Schedule identifying Stock Option Agreements Series B substantially identical in all material respects to Exhibit 10.13.
10.14	—	Stock Option Agreement Series C, dated as of September 18, 1996 between the Company and William J. Bratton. (filed as Exhibit 10.16 to the Company’s Registration Statement No. 333-13105)
10.14-01	—	Schedule identifying Stock Option Agreements Series C substantially identical in all material respects to Exhibit 10.14. (filed as Exhibit 10.16.01 to the Company’s Registration Statement No. 333-13105)
10.14-02	—	Form of Restricted Stock Award Agreement issued to Mr. Morelli under Item 11, “Executive Compensation,” herein
10.15	—	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (filed as Exhibit 10.17 to the Company’s Registration Statement No. 333-13105) (filed as Exhibit 10.18 to the Company’s Registration Statement No. 333-13105)
10.16	—	Registration Rights Agreement, dated as of April 1, 2000 among the Company and the Institutional Holders set forth on Schedule I thereto.
10.17	—	Firearms Training Systems, Inc. Executive Severance Benefit Plan. (filed as Exhibit 10.19 to the Company Registration Statement No. 333-13105)
10.18	—	Employment Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino. (filed as Exhibit 10.20 to the Company’s Registration Statement No. 333-13105)
10.18-01	—	Resignation Agreement, dated as of September 15, 1999, between the Company and Peter A. Marino. (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1999)
10.19	—	Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (filed as Exhibit 10.21 to the Company’s Registration Statement No. 333-13105)
10.19-01	—	Schedule listing Agreements to Limit Future Competition Substantially identical in all material respects to Exhibit 10.19. (filed as Exhibit 10.21-01 to the Company’s Registration Statement No. 333-13105)
10.20	—	License Agreement, dated October 31, 1991 by and between Microware Systems Corporation and the Company. (filed as Exhibit 10.23 to the Company’s Registration Statement No. 333-13105)
10.21	—	Warrant to purchase Class B Non Voting Common Stock of the Company dated November 13, 1998. (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended Quarter ended December 31, 1998)
10.22	—	Form of Amended Warrant to Purchase Common Stock of the Company dated August 25, 2000.
10.23	—	Form of Warrant to Purchase Common Stock of the Company dated August 25, 2000.
10.24	—	Stock Option Agreement dated as of November 13, 1998 between the Company and Centre Partners Management LLC. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.25	—	Securities Purchase Agreement dated as of November 13, 1998 between the Company and Centre Entities. (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.26	—	Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited and Firearms Training Systems, B.V. and the Centre Entities dated June 1, 1999. (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.27	—	Securities Exchange and Release Agreement dated as of April 1, 2000 among the investors named therein and the Company.

36

Exhibit Number		Description of Exhibits

10.28	—	First Amendment and Waiver to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated December 31, 2001.
10.28-01	—	Second Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated March 29, 2002.
10.29	—	Employment Agreement dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.29-01	—	Amended Employment Agreement dated as of February 18, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-02	—	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-03	—	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-04	—	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31	—	Employment agreement dated as of November 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-01	—	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-02	—	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-03	—	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-04	—	Separation and General Release Agreement, dated as of May 16, 2001, between the Company and Robert F. Mecredy including form of amendments to Series F and Series H options agreements. (Filed as Exhibit 10.31-04 to the Company’s Quarterly Report on Form 10-K for the Fiscal Year ended March 31, 2001)
21.01	—	Subsidiaries of the Company.
23.01	—	Consent of Arthur Andersen LLP, dated June 29, 2001. This consent is a copy of a previously issued opinion and the report has not been reissued by Arthur Andersen LLP.
24.01	—	Power of Attorney (set forth on page V-1)

(b)	Reports on Form 8-K:

None

(c) Exhibits.

See (a) (3) above.

See (a) (2) above.

37

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To Firearms Training Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
May 18, 2001

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	MARCH 31

	2002	2001

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,252	$1,864
Restricted cash	1,434	628
Accounts receivable, net of allowance of $352 and $359 in 2002 and 2001, respectively	10,500	8,591
Income taxes receivable	2,950	809
Costs and estimated earnings in excess of billings on uncompleted contracts	3,120	1,480
Unbilled receivables	1,612	1,355
Inventories, net	9,434	12,526
Prepaid expenses and other current assets	1,444	1,117

Total current assets	34,746	28,370
Property and equipment, net	1,579	2,647
Other noncurrent assets	25	0
Goodwill, net of accumulated amortization of $0 and $3,958 in 2002 and 2001, respectively	0	1,156

Total assets	$36,350	$32,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,430	$2,902
Accrued liabilities	5,053	3,895
Accrued interest	861	954
Billings in excess of costs and estimated earnings on uncompleted contracts	285	0
Deferred revenue	902	1,910
Warranty and contracts cost provision — Current	2,258	2,816

Total current liabilities	13,789	12,477
Long-term debt	42,977	43,990
Noncurrent deferred tax	22	223
Warranty and contracts cost provision — Noncurrent	1,467	1,724
Other noncurrent liabilities	579	796

Total liabilities	58,834	59,210
COMMITMENTS AND CONTINGENCIES (Note 11)
Mandatory redeemable preferred stock (Note 5)	27,319	27,049
Stockholders’ Deficit:
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 and 70,084 shares issued and outstanding in 2002 and 2001, respectively	0	0
Additional paid-in capital	122,314	122,273
Stock warrants	613	613
Unearned compensation	0	0
Accumulated deficit	(172,350)	(176,686)
Cumulative foreign currency translation adjustment	(380)	(286)

Total stockholders’ deficit	(49,802)	(54,086)

Total liabilities and stockholders’ deficit	$36,350	$32,173

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
MARCH 31, 2002, 2001, AND 2000
(in thousands, except per share data)

	2002	2001	2000

	(Unaudited)	(Audited)	(Audited)
Revenues	$59,057	$41,501	$38,889
Cost of revenues	41,607	35,026	30,689

Gross margin	17,450	6,475	8,200
Operating expenses:
Selling, general, and administrative expenses	12,036	10,119	10,974
Research and development expenses	4,083	4,747	3,992
Depreciation and amortization	1,776	2,293	2,508
Nonrecurring restructuring charge (Note 3)	0	0	(143)
Impairment of assets	0	1,244	1,944

Total operating expenses	17,895	18,403	19,275
Operating income (loss)	(445)	(11,928)	(11,075)
Other income (expense), net
Interest income	206	247	0
Interest expense	14	(4,691)	(8,056)
Other expense, net	(61)	(257)	(325)

Total other income (expense), net	159	(4,701)	(8,381)
Income (Loss) before benefit for income taxes	(286)	(16,629)	(19,456)
Benefit for income taxes	(4,892)	(1,052)	(808)

Income (Loss) before accretion of preferred stock	4,606	(15,577)	(18,648)
Accretion of preferred stock	(270)	(260)	(254)
Gain on extinguishment of preferred stock	0	1,729	0

Net income (loss) applicable to common shareholders	$4,336	$(14,108)	$(18,902)

Basic Loss per share	$0.06	$(0.26)	$(0.91)
Diluted Loss per share	$0.06	$(0.26)	$(0.91)
Weighted average common shares outstanding — basic	70,152	53,643	20,760
Weighted average common shares outstanding — diluted	70,829	53,643	20,760

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2002, 2001, and 2000
(in thousands, except share amounts)
(Fiscal Year ended March 31, 2002 are unaudited)

		Class A		Class B Nonvoting
		Common		Common						Cumulative
	Comprehensive						Stock	Unearned	Retained	Translation
	Income (Loss)	Shares	Amount	Shares	Amount	APIC	Warrants	Compensation	Earnings	Adjustment	TOTAL

Balance, March 31, 1999	$(3,336)	19,020,213	0	1,694,569	0	114,324	0	0	(143,676)	(281)	(29,633)

Net loss	(18,902)	0	0	0	0	0	0	0	(18,902)	0	(18,902)
Common stock issued to Company Employee Stock 401(k) Plan	0	101,734	0	0	0	84	0	0	0	0	84
Issuance of restricted stock	0	272,500	0	0	0	184	0	(184)	0	0	0
Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	7	0	0	7
Foreign currency translation adjustment	243	0	0	0	0	0	0	0	0	243	243

Balance, March 31, 2000	$(18,659)	19,394,447	0	1,694,569	0	114,592	0	(177)	(162,578)	(38)	(48,201)

Net loss	(14,108)	0	0	0	0	0	0	0	(14,108)	0	(14,108)
Common stock issued to Company Employee Stock 401(k) Plan	0	332,875	0	0	0	72	0	0	0	0	72
Forfeiture of restricted stock	0	(32,500)	0	0	0	0	0	0	0	0	0
Common stock issued in conjunction with debt restructuring	0	48,695,212	0	0	0	7,609	0	0	0	0	7,609
Exchange of Class B Nonvoting Shares for Class A Voting shares — Centre Entities	0	1,694,569	0	(1,694,569)	0	0	0	0	0	0	0
Stock warrants issued in exchange for Series A preferred stock	0	0	0	0	0	0	613	0	0	0	613
Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	177	0	0	177
Foreign currency translation adjustment	(248)	0	0	0	0	0	0	0	0	(248)	(248)

Balance, March 31, 2001	$(14,356)	70,084,603	0	0	0	122,273	613	0	(176,686)	(286)	(54,086)

Net income	0	0	0	0	0	0	0	0	4,336	0	4,336
Common stock issued to Company Employee Stock 401(k) Plan	0	68,536	0	0	0	41	0	0	0	0	41
Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	0	0	0	0
Foreign currency translation adjustment	(93)	0	0	0	0	0	0	0	0	(93)	(93)

Balance, March 31, 2002	$(14,449)	70,153,139	$0	0	$0	$122,314	$613	$0	$(172,350)	$(379)	$(49,802)

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2002, 2001, AND 2000
(in thousands)

	2002	2001

	(Unaudited)	(Audited)
OPERATING ACTIVITIES:
Net income (loss)	$4,336	$(14,108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Employee stock compensation plan -401(k)	7	72
Employee compensation -other	10	0
Gain on extinguishment of preferred stock	0	(1,729)
Noncash reduction of debt restructuring liability	(3,512)	(2,049)
Noncash refinancing cost	0	250
Amortization of deferred stock-based compensation	0	177
Accretion of mandatory redeemable preferred stock	270	260
Depreciation	1,591	2,042
Loss on impairment of long-lived assets	971	1,244
Amortization of goodwill	185	251
Amortization of loan costs	0	332
(Gain) Loss on sale of assets	(56)	178
Compensatory stock options issued	0	0
Deferred income taxes	(201)	(96)
Changes in assets and liabilities:
Accounts receivable, net	(1,909)	(1,937)
Unbilled receivables	(349)	1,427
Inventories	3,375	3,820
Prepaid expenses and other current assets	(327)	(493)
Accounts payable	1,525	504
Accrued liabilities	3,885	4,605
Income taxes payable /(receivable)	(3,733)	364
Deferred revenue	(717)	1,180
Warranty and contracts costs provision	(642)	3,885
Noncurrent liabilities	(217)	(390)

Total adjustments	156	13,897

Net cash (used in) provided by operating activities	4,492	(211)

INVESTING ACTIVITIES:
Liquidation (purchase) of performance guarantees	(806)	714
Purchase of property and equipment	(758)	(736)
Proceeds from disposal of property and equipment	59	52

Net cash provided by (used in) investing activities	(1,505)	30

FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	0	200
Repayments of long-term debt	(70)	0
Deferred financing costs	0	0

Net cash provided by (used in) financing activities	(70)	200

EFFECT OF CHANGE IN FOREIGN EXCHANGE RATES	(529)	(41)
Net (increase) decrease in cash and cash equivalents	2,388	(22)
Cash and cash equivalents, beginning of year	1,864	1,886

Cash and cash equivalents, end of year	$4,252	$1,864

Supplemental disclosure of cash paid for:
Interest	$965	$1,010
Income taxes	$(1,030)	$(1,327)

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED), MARCH 31 2001, AND MARCH 31, 2000

1. Organization and Nature of Business

     Firearms Training Systems, Inc. (“FATS” or the “Company”), a Delaware corporation, was incorporated in 1984.

     FATS is engaged in the development, manufacture, sale, and servicing of small and supporting arms training simulators and simulated firearms. The Company’s products include simulators for the military, law enforcement, sport shooting, and hunter education. The Company’s customers include military and law enforcement agencies primarily throughout the United States (“U.S.”), Canada, Europe and Asia.

     The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the “Operating Subsidiary”). As of March 31, 2002, FATS, Inc. had six wholly owned subsidiaries (collectively, the “Subsidiaries”): Firearms Training Systems Limited (the Operating Subsidiary’s U.K. subsidiary), F.A.T.S. Singapore Pte, Ltd., Firearms Training Systems Netherlands, B.V., Simtran Technologies, Inc., which is based in Montreal, Canada (“Simtran”), FATS Canada Holdings, and Firearms Training Systems Australia Pty Ltd..

     The Company’s continuation as a going concern is dependent upon its ability to (a) continue production work on existing contracts; (b) obtain new contracts for future delivery; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis.

     Management’s plans in response to the above objectives are to (1) continue to reinforce cost control measures through implementation of Lean Enterprise concepts. Lean Enterprises is an integrated set of industrial principles and methods first developed out of a groundbreaking study of the post-World War II Japanese automobile industry. The Lean Enterprise concept enables companies to find the best way to specify value for the customer, to identify the value stream for each product, to cause the product to flow smoothly from concept to customer, to permit the customer to pull value as needed from the producer, and to make a move toward perfection. The concepts of value, value stream, flow, pull, and perfection are deployed by means of lean techniques for product development, production, purchasing, and customer support; (2) remain focused on revenue maximization of standard products with higher margin potentials within the domestic and international law enforcement business segment; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment; and (5) continually negotiate more favorable contract terms and conditions to reduce extended or prolonged payment cycles.

     The Company believes that this business strategy may achieve positive operating results provided that the Company achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, the Operating Subsidiary, and the Subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Foreign Currency Translation

     The assets and liabilities of the Operating Subsidiary’s foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates.

     The resulting translation adjustments are recorded as a separate component of stockholders’ deficit. Gains and losses, which result from foreign currency transactions, are included in the accompanying consolidated statements of operations.

     Revenue Recognition

     A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and governmental agencies is primarily recognized upon shipment when title passes; as all material commitments have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured.

     A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-element arrangements. These contracts require little or no modifications to the existing proprietary platform, specify pricing terms by product and billings generally correspond to the underlying shipment schedule. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

     Other governmental contracts require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications. These contracts are accounted for under the percentage of completion method. Contract costs include all direct material, direct labor and other costs directly related to the contract. Selling, general, and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     Provisions for estimated losses on uncompleted contracts accounted for under both methods described above are made in the period in which such losses are determined.

     Revenue from extended warranty sales and customer logistics support sales are recorded as deferred revenue and are recognized ratably as income over the lives of the related service agreements, which generally range from one to three years. Costs associated with these sales are recorded in the period incurred.

     Restricted Cash

     Restricted cash represents an escrow account, which has been established to ensure contract performance by the Company under certain contracts. The cash is invested in certificates of deposit yielding 1.25% and maturity dates ranging from June 30, 2002 to September 18, 2002, unless otherwise extended.

     Inventories

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the fiscal year ended March 31, 2002, the Company increased its reserve for excess inventory based on its analysis of existing inventory in conjunction with future estimated sales demand, by $2.5 million which was recorded in cost of sales that was based on an analysis of its readily saleable inventory.

     Inventories consist of the following (in thousands):

	March 31,

	2002	2001

Raw materials	$8,874	$7,997
Work in process	2,800	3,998
Finished goods	1,280	1,559

Inventories, gross	12,954	13,554
Less reserves	(3,520)	(1,028)

Inventories, net	$9,434	$12,526

     Long-Term Contracts

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2002 and March 31, 2001, respectively, are as follows:

	March 31,	March 31,
	2002	2001

Costs incurred on uncompleted contracts	$14,305,027	$2,418,877
Estimated earnings	6,536,314	1,556,450

	$20,841,341	$3,975,327
Less: billings to date	(18,006,715)	(2,495,303)

	$2,834,626	$1,480,024

     Such amounts are included in the following accounts:

	March 31,	March 31,
	2002	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,119,691	$1,480,024
Billings in excess of costs and estimated earnings on uncompleted contracts	(285,065)	0

	$2,834,626	$1,480,024

     Property and Equipment

     Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2002, 2001, and 2000 was $1,591,000, $2,042,000, and $1,991,000, respectively.

     The detail of property and equipment is as follows (in thousands):

	March 31,

	2002	2001

Machinery and equipment	$6,099	$5,726
Demonstration equipment	2,988	3,458
Furniture and fixtures	455	422
Vehicles	291	303
Leasehold Improvements	185	179

Subtotal	$10,018	$10,088
Less accumulated depreciation and amortization	(8,439)	(7,441)

Net	$1,579	$2,647

     Long-Lived Assets

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. During fiscal years 2002, 2001 and 2000, the Company performed these analyses due to changes in circumstances for its relating to its acquisition of certain operating assets from SBS Technologies (“ICAT”) and changes in circumstances at its Simtran and Dart subsidiaries and recorded impairment losses of $971,000, $1,244,000 and $1,944,000, respectively. Having found no other instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, thus requiring the recognition of an impairment loss, management believes that the other long-lived assets in the accompanying balance sheets are appropriately valued.

     Prior to the adoption of SFAS No. 142 in the first quarter of fiscal year 2003, the Company assessed the carrying value of its goodwill related to the ICAT acquisition and determined it to have no value as of March 31, 2002. During the twelve months ended March 31, 2002, the Company recorded an impairment loss of $971,000 million relating to goodwill that had been recorded upon acquisition of certain assets from SBS Technologies during fiscal year 1998 and is included in operating expenses in the accompanying statements of operations.

     During the third quarter of fiscal year 2001, management began an evaluation of the operations of Simtran, in response to Simtran’s declining customer order backlog. As a result of the strategic repositioning plan for Simtran, management performed an evaluation of the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. Management then recorded an impairment loss equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows. An impairment charge of $1,244,000, comprised of $608,000 of certain fixed assets and $636,000 of unamortized goodwill was recorded under SFAS No.121 and is included in operating expenses in the accompanying statements of operations.

     During the fiscal year ended March 31, 2000, the Company reviewed the historical and projected results for its Dart subsidiary, noting that the division was performing well below the expectations of management and had experienced recurring operating losses and negative cash flows. As a result of the changes in operations at the subsidiary, the Company reviewed the goodwill created as a result of the purchase of Dart for impairment as an event occurred that may indicate that the carrying amount of the goodwill may not be recoverable. The Company estimated the future cash flows expected to result from future Dart operations and determined that the entire amount of the unamortized goodwill at March 31, 2000, which was associated with this subsidiary had no value. An impairment charge of $1,944,000 equal to the unamortized goodwill was recorded under Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and is included in operating expenses in the accompanying statement of operations for the fiscal year ended March 31, 2000.

     Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

	March 31,

	2002	2001

Sales commissions, bonuses, and agents’ commissions	$555	$843
Accrued salaries and related expenses	1,105	894
Professional fees	2,955	414
Accrued severance costs	216	23
Other	222	1,721

Total accrued liabilities	$5,053	$3,895

     Warranty and Contracts Cost Provision

     During the fiscal year ended March 31, 2001, the Company recorded accruals of approximately $4.2 million associated with the costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These accruals are primarily due to recent increases in costs associated with the delivery of products. The additional costs were not originally anticipated at the time the warranty program or related contracts were entered into. Based on the Company’s revised estimates, the related revenue from these programs is no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. During the fiscal year ended March 31, 2002, $1.5 million of this accrual was consumed leaving a balance of $2.7 million as of March 31, 2002. During fiscal 2002, the Company recorded $0.5 million for warranty provisions of certain contracts and to accrue for losses on existing contracts.

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

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

     Financial Instruments

     SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 2001 and 2000. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. In management’s opinion, the carrying amounts of these financial instruments, with the exception of the long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March 31, 2001 and 2000. A portion of long-term debt bears interest at a fluctuating rate based on the prime rate. The other portion bears interest at a fixed rate that is close to this fluctuating rate. The Company therefore believes that the carrying amount of its long-term debt approximates fair value.

     Net Income (Loss) Per Common Share

     Net income (loss) per share for the three and twelve months ended March 31, 2002 and 2001 were as follows: (in thousands, except per share amounts)

	Three months ended	Three months ended	Twelve months ended	Twelve months ended
	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Basic:
Net income (loss) attributable to common shareholders	$4,336	$1,234	$4,280	$(14,108)
Weighted average common shares outstanding	70,153	70,061	70,152	53,643

Per share amount	$0.06	$0.02	$0.06	$(0.26)
Diluted:
Net income (loss) attributable to common shareholders	$4,336	$1,234	$4,280	$(14,108)
Weighted average common shares outstanding	70,153	70,061	70,152	53,643
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	236	231	81	0
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	613	0	596	0

Total	71,002	70,292	70,829	53,643

Per share amount	$0.06	$0.02	$0.06	$(0.26)

     Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,519,577 shares of common stock as well as warrants to purchase 3,246,164 shares of common stock were excluded for the three months ended March 31, 2002 as they were all anti-dilutive. The effect of all of the stock options and warrants was excluded for the three and twelve months ended March 31, 2001 as a loss was recorded and amounts were anti-dilutive.

     Class B to Class A Common Shares Exchange

     On April 24, 1998, 1,694,569 shares of the Company’s voting Common Stock were exchanged by a group of major shareholders managed by Centre Partners Management, LLC (the “Centre Entities”) for an equal amount of nonvoting Class B common stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B common stock to shares of Common Stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Common Stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Common Stock are transferred to an unaffiliated person. As discussed in Note 5, the Company entered into a Securities Exchange and Release Agreement with the Centre Entities, which resulted in the release of the restrictions on the conversion of the Class B to Common Stock. The Centre Entities then converted all of its shares of Class B common stock to Common Stock during fiscal year 2001.

     Income Taxes

     The Company is a C corporation for U.S. federal income tax reporting purposes and accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of an asset and liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Other Intangible Assets” (SFAS No. 142).

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as FASB Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. During fiscal year 2002, the Company analyzed its remaining balance of goodwill and determined it was fully-impaired. the Company recorded an impairment loss of $971,000 million relating to goodwill that had been recorded upon acquisition of certain assets from SBS Technologies during fiscal year 1998 and is included in operating expenses in the accompanying statements of operations. The Company will adopt this standard in the first quarter of fiscal year 2003.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s 2004 fiscal year and is not expected to have a material effect on the Company’s financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and supercedes accounting and reporting under APB Opinion No.

     30 for the disposal of a segment of a business. The statement is effective for the Company’s 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

     Use of Estimates and Accruals

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Restructuring Charge

     The Company recognized a restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability in fiscal year 1999. The Company recorded a $143,000 decrease in operating expenses in fiscal year 2000 as a result of the unused portion of this accrual.

     Employee Benefit Plan

     The Company has a defined contribution profit sharing plan (the “Plan”) for substantially all company employees. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature, which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and company stock. Matching of contributions with Company stock ended in May 2001. Total contributions by the Company to the Plan were approximately $168,000, $182,000, and $200,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

     Shipping and Handling Expenses

     All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs are included as a part of the cost of revenues.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Long-Term Debt

     At March 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

	2002	2001

Working capital — borrowings	130	200
Long-term debt — senior	12,000	12,000
Long-term debt — junior	24,765	24,765
Long-term accrued interest	7,025	7,025

Total	$$43,990	$43,990

     In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company’s previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Common Stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in senior secured loans, and approximately $22,034,000 of junior secured loans.

     Centre Entities had guaranteed the Revolving promissory note outstanding at March 31, 2000. Subsequent to March 31, 2000, Centre Entities repaid the $3,000,000 Revolving promissory note on behalf of the Company in exchange for a $250,000 funding fee. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the “Centre Loan Agreement”). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as the $250,000 funding fee, was converted to 1,764,452 shares of Common Stock, 897.397 shares of Series B mandatory redeemable preferred stock, approximately $504,000 in senior secured loans, and approximately $966,000 in junior secured loans.

     The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”). Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. As of March 31, 2002, approximately $3,512,000 and $2,299,000 of the liability remained and is included in long-term debt and mandatory redeemable preferred stock, respectively, on the accompanying balance sheet. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as noncash reduction of debt restructuring liability on the accompanying statements of cash flows. Expenses relating to the restructuring, including the $250,000 funding fee related to the Revolving promissory note, totaled approximately $656,000 and are included in interest expense in the accompanying statement of operations for the year ended March 31, 2001.

     The New Credit Agreement, which was amended on December 31, 2001 and on March 29, 2002, includes a senior secured credit line in the amount of approximately $2,200,000 to support letters of credit and working capital requirements. As of March 31, 2002, borrowings of $130,000 and irrevocable standby letters of credit in the principal amount of approximately $548,000 in connection with the performance of certain sales contracts were outstanding.

     On December 31, 2001, the Company and its lenders amended the New Credit Agreement as follows:

•	The quarterly limitations on Capital Expenditures were removed, but the full year limitation on Capital Expenditures for Parent remains at an amount equal to 20% of Parent’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the Interest Periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such Interest Periods would be payable in kind by the delivery to each of the Lenders of additional Junior Secured Notes.

     On March 29, 2002, the Company and its lenders further amended the New Credit Agreement as follows:

•	Certain of the Lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral.

•	The Credit Agreement was amended to provide that the Lenders would continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the Lenders of additional Junior Secured Notes. The amendment requires that the Support Letters of Credit Facility be cash-collateralized. The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow Parent and Borrower to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The Maturity Date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The Credit Agreement was amended to provide that the interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

     The Credit Agreement was amended to provide that Borrower pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

     All borrowings under the amended agreements mature on September 30, 2003. The senior loans bear interest at prime plus 2%, (6.75% at March 31, 2002), payable quarterly in cash or by delivery of additional Junior Secured Notes. The junior loans bear interest at 10%, payable quarterly in cash or in notes with the same terms, depending on interest coverage ratios, as defined. During the year ended March 31, 2002, issuing additional notes, which have been included in the total junior debt amount above, paid approximately $2,634,335 of junior loan interest. As of March 31, 2002, the effective future interest rate on all borrowings under the new credit agreement was approximately 0.2%.

     The borrowings under the old agreement and the New Credit Agreement are secured by substantially all of the Company’s assets, a pledge of all of the common shares of the operating subsidiary, and a pledge of 65% of the capital stock of the Company’s foreign subsidiaries. The New Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain interest coverage ratios, as defined, to be maintained. As of March 31, 2002, the Company was not in compliance with these covenants. The Company has obtained a waiver from the banks.

4. Mandatory Redeemable Preferred Stock

     Series A Preferred Stock

     In November 1998, the board of directors created a new class of Series A preferred stock with 38,000 authorized shares. The Company then entered into a Securities Purchase Agreement with Centre Entities whereby Centre Entities purchased, for $3,000,030, securities comprised of Series A preferred stock and nondetachable warrants to purchase Class B Nonvoting Common Stock with an exercise price of $1.03. The securities bore dividends at 8% per year and were subject to mandatory redemption on November 13, 2003. The Company recorded accretion of the dividends of approximately $110,000, and $254,000 for the years ended March 31, 2001, and 2000, respectively.

     In August 2000, the Company entered into a Securities Exchange and Release Agreement with Centre Entities. In accordance with the agreement, all shares of Series A mandatory redeemable preferred stock and related non-detachable warrants were redeemed for 6,695,212 shares of Common Stock, an amended warrant to purchase 3,246,164 shares of Common Stock at $1.00 per share, and a new warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.25 per share. The common stock issued was recorded at the market value at the time of issuance. The warrants were recorded at fair value of approximately $613,000 calculated using the Black Scholes method. A gain of approximately $1,729,000 was recorded on the transaction.

     Series B Preferred Stock

     In August 2000, the board of directors approved an amendment to the articles of incorporation to change the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the later of March 31, 2003 or the latest maturity date of the senior secured debt (see Note 4) at the liquidation value thereof. The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (Note 4). Accretion related to dividends earned during the year ended March 31, 2002 totalled approximately $2,353,000. As discussed in Note 4, this amount was offset by the reduction in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $270,000 for the year ended March 31, 2002.

5. Stock-Based Compensation Plans

     Stock Option Plan

     The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the “Option Plan”) in fiscal year 1997. The Company has reserved a total of 7,500,000 shares of Common Stock for issuance under the Option Plan under eight different nonqualified option series. The Option Plan provides for antidilution in the event of certain defined circumstances. The Option Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant.

     Series A Options

     Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series A options were issued. The options are generally exercisable as follows: (i) 50% on the third anniversary of the option issue date (the “option date”), (ii) 25% on the fourth anniversary of the option date, and (iii) 25% on the fifth anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan) prior to the third anniversary of the option date, 16.7% of the options shall be exercisable for each anniversary of the option date prior to the optionee’s termination date. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series B Options

     Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series B options were issued. The options are generally exercisable on the ninth anniversary but are subject to acceleration based on defined earnings targets. The options expire after the ninth anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series C Options

     Options under this series are available for grant to nonemployee directors. During the year ended March 31, 2002, no Series C options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event the optionee ceases to be a director, options shall be exercisable to the extent they are exercisable on the effective date the optionee ceases to be a director.

     Series D Options

     Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series D options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series E Options

     Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series E options were issued. The options are generally exercisable one-third on September 30, 2000, one-third on March 31, 2001 and one-third on September 30, 2001. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series F Options

     Options under this series are available for grant to executive officers. During the year ended March 31, 2002, no Series F options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series G Options

     Options under this series are available for grant to executive officers. The options are exercisable on a pro-rata basis at the end of the fiscal year and annually thereafter, beginning March 31, 2001, based on the Company meeting specific financial performance goals at the end of its fiscal year. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     During the year ended March 31, 2002, no Series G options were issued and 150,000 Series G options were outstanding. During the year ended March 31, 2001, 390,000 Series G options were issued to executive officers of the Company with an exercise price of $0.50. Under APB No. 25, the Company is required to make estimates of the number of shares expected to be earned at the end of each reporting period. The estimated shares to be earned are multiplied by the excess, if any, of the fair market value of the common stock at period-end over the $0.50 exercise price. This amount will be recognized as stock compensation expense over the performance period. Estimated compensation expense totalled $652 and $0 during the fiscal years ending March 31, 2002 and March 31, 2001, respectively.

     Series H Options

     Options under this series are available for grant to executive officers. The options are exercisable upon the sale of the Company, with certain limitations and multipliers based on the fair market value per share sale price of the Company. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     During the year ended March 31, 2002, no Series H options were issued and 390,000 Series H options were outstanding. During the year ended March 31, 2001, 390,000 Series H options were issued to executive officers of the Company with an exercise price of $0.01. The value of these options computed as the excess of the fair market value of the common stock over the exercise price will be recorded at the time the contingency is resolved upon the sale of the Company.

     A summary of changes in outstanding options during the years ended March 31, 2000, 2001, and 2002 is as follows:

					Weighted Average
	OPTIONS	EXERCISE PRICE			Exercise Price

Outstanding, March 31, 1999	2,221,152	$0.69	—	$14.00	$3.65
Granted	673,400	0.50	—	1.00	0.69
Cancelled	(679,698)	0.56	—	14.00	3.86

Outstanding, March 31, 2000	2,214,854	$0.50	—	$12.00	$2.82
Granted	1,206,900	0.01	—	0.69	0.35
Cancelled	(425,069)	0.56	—	12.00	3.21

Outstanding, March 31, 2001	2,996,685	$0.01	—	$12.00	$1.77

Granted	0	0.00	—	0.00	0.00
Cancelled	(477,108)	0.19	—	12.00	2.21

Outstanding, March 31, 2002	2,519,577	$0.01	—	$12.00	$1.68

Shares available for future grants	4,977,744

     As of March 31, 2002, 2001, and 2000, options to purchase 2,519,577, 1,057,416, and 810,288 shares, respectively, were exercisable with weighted averages prices of $1.68, $3.15, and $3.59, respectively.

     Grants and cancellations for fiscal year 1999 include 189,950 shares reissued at a price of $3.253 on December 11, 1998. The options were cancelled and reissued to certain employees. The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted at March 31, 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following ranges of weighted average assumptions used for grants:

	Year ended March 31,
	2002	2001	2000

Risk-free interest rate	0.00%	5.00%	5.00%
Expected dividend yield	0	0	0
Expected lives (in years)	0.0	4.0	4.0
Expected volatility	0.00%	150.00%	153.20%

     The total value of options granted during the years ended March 31, 2002, 2001 and 2000 was computed as approximately $0, $194,000, and $340,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per diluted share for the years ended March 31, 2002, 2001, and 2000 would have been as follows:

	Year ended March 31,
	2002	2001	2000

Net income (loss)	$3,551	$(16,184)	$(20,254)
Net income (loss) per share – diluted	$0.05	$(0.30)	$(0.98)

     The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2002:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
				Weighted
			Outstanding	Average	Weighted	Exercisable	Weighted
			as of	Remaining	Average	as of	Average
Range of Exercise Prices			03/31/2002	Contractual Life	Exercise Price	03/31/2002	Exercise Price

$0.01	—	$1.43	1,654,300	7.6	$0.49	1,007,172	$0.67
1.44	—	2.85	46,583	6.1	1.79	46,583	1.79
2.86	—	4.28	693,427	3.0	3.25	635,391	3.25
4.29	—	5.70	16,600	2.8	5.19	16,600	5.19
5.71	—	7.13	3,000	2.4	7.13	3,000	7.13
7.14	—	8.55	59,733	4.4	7.54	59,733	7.54
8.56	—	9.98	100	3.0	9.00	100	9.00
11.40	—	12.83	45,834	4.3	11.78	45,834	11.78

			2,519,577	6.1	$1.68	1,814,413	$2.16

     Stock Compensation Plan

     The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (“the Stock Plan”) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2002, 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. During the years ended March 31, 2002, 2001, and 2000, the Company issued 68,536, 332,875, and 101,734 shares, respectively, of Common Stock to the 401(k) Profit Sharing Plan as matching contributions (Note 3).

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

     Management Shares Agreement

     In September 1996, the Company entered into a management shares agreement (“Management Shares Agreement”) with Centre Partners Management LLC, the Centre Entities and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the “Management Holders”). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Entities, has “bring along rights,” pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Entities. The Management Holders have similar “tag along” rights pursuant to which they can participate in a sale by the Centre Entities of 5% or more of the outstanding shares of common stock to an unaffiliated third party. The Centre Entities also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Entities exercise any rights to register common stock under a registration rights agreement, which granted Centre Entities certain demand registration rights exercisable on no more than ten occasions as well as certain “piggyback” registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Entities, at such time as they hold less than 10% of the outstanding shares of common stock and (ii) ten years from the date of the agreement, if not sooner terminated.

6.	Income Taxes

The significant components of income tax expense are as follows (in thousands):

	Year ended March 31,
	2002	2001	2000

	(unaudited)
Current:
Federal income tax (benefit)/expense	$(4,851)	$(999)	$(3,751)
Foreign income tax (benefit)/expense	130	43	292
State income tax (benefit)/expense	0	0	0
Deferred income tax expense/(benefit)	(171)	(96)	2,651

	$(4,892)	$(1,052)	$(808)

A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

	Year ended March 31,
	2002	2001	2000

	(unaudited)
Tax at statutory rate	$283	$(5,654)	$(6,631)
Nondeductible goodwill	0	22	83
Research and development tax credit	0	0	(679)
Foreign sales corporation benefit	0	0	(188)
Impairment of nondeductible goodwill	0	216	661
Taxable discount of accretion	108	393	0
Increase (decrease) in valuation allowance	(5,308)	3,904	6,207
Other	25	67	(261)

Total	$(4,892)	$(1,052)	$(808)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	March 31,

	2002	2001

Deferred Tax Assets:
Inventory reserves	$0	$350
Accrued Liabilities	0	193
Warranty and contract costs reserve	11	1,640
Deferred revenue	0	412
Deferred gain on restructuring	1,366	3,992
Loss on impairment of property and equipment	0	319
Net Domestic operating loss carryforwards	2,617	4,873
Other	843	227
Valuation allowance	0	(10,621)

Total Gross Deferred Tax Assets	$4,837	$1,385

Deferred Tax Liabilities:
Accelerated Depreciation	0	36
Inventory basis differences	0	1,155
Other	0	417

Total Gross Deferred Tax Liabilities	0	1,608

Net Deferred Tax liabilities	4,837	(223)
Less: Current Deferred Tax Assets	(2,528)	0

Non-current Net Deferred Tax Liabilities	$2,309	$(223)

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

     The Company recorded a federal income tax benefit of $4,879,000 for the fiscal year ended March 31, 2002 related to the anticipated refund due the Company for carrybacks of certain net operating losses.

     As of March 31, 2002, the Company has available domestic operating loss carryforwards of approximately $689,000. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Due to uncertainty of future income, the Company has recorded a valuation allowance for the entire amount of deferred tax assets attributable to the operating loss carryforwards as well as for the amount of deferred tax assets created as a result of temporary differences between book and tax. The domestic operating losses expire in 2021 and 2022.

7.	Concentration of Revenues

     For the years ended March 31, 2002, 2001, and 2000, the Company’s five largest customers accounted for approximately 40.0%, 34.9% and 58.2% of the Company’s total revenues, respectively. For any period, a “major customer” is defined as a customer from whom the Company generated more than 10% of its revenues for that period. For the fiscal year ended March 31, 2002, two customers accounted for more than 10% of the Company’s revenues. The following table summarizes information about the Company’s major customers for the year ended March 31, 2002, 2001 and 2000:

		Aggregate	Percent
		Revenues	of Total
Year	Major Customers	(000s)	Revenues

2002	Public Works and Government Services Center of Canada	$7,768	13.2%
	Defense Threat Reduction Agency	5,990	10.1%

2001	None	0	0.0%

2000	Canadian Department of National Defence	$10,791	27.7%
	The Australian Army	5,295	13.6%

     As of March 31, 2002, the Company had three customers that comprised approximately 22.8%, 20.5% and 10.0% of total accounts receivable. As of March 31, 2001, the Company had two customers that comprised approximately 20.0% and 13.9% of total accounts receivable.

     Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company’s results of operations or financial condition.

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company’s contracts have been obtained on a sole-source basis, while others were obtained through a competitive bidding process. The extent to which the Company’s contracts and orders are obtained through a competitive bidding process rather than as sole-source contracts may affect the Company’s profit margins. The contracts obtained by the Company in the future may also be cost reimbursement-type contracts rather than fixed-price contracts, which may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company.

     A significant portion of the Company’s sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2002, 2001, and 2000, 40.1%, 52.7%, and 70.5%, respectively, of the Company’s revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. The Company with respect to certain of the markets in which it competes has identified political and economic factors. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company’s products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

8.	Net Loss Per Common Share

     Net loss per share at March 31, 2002, 2001, and 2000 were as follows (in thousands except per share amounts):

	2002	2001	2000

	(unaudited)
Basic:
Net income (loss) attributable to common shareholders	$4,336	$(14,108)	$(18,902)
Weighted average common shares outstanding	70,152	53,643	20,760

Per share amount	$0.06	$(0.26)	$(0.91)
Diluted:
Net income (loss) attributable to common shareholders	$4,336	$(14,108)	$(18,902)
Weighted average common shares outstanding	70,829	53,643	20,760

Per share amount	$0.06	$(0.26)	$(0.91)

     Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The effect of stock options and warrants was excluded in all of the years presented above as a loss was recorded and amounts were antidilutive.

9.	Related Party Transactions

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in Fiscal Year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company and on May 20, 2002, Mr. Sugarman assumed additional duties as interim Chief Operating Officer of the Company. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively. As of March 31, 2002, approximately $49,000 is due to the consulting company and is included in accrued liabilities of the accompanying balance sheet.

10.	Commitments and Contingencies

     Operating Leases

     The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancellable operating leases was approximately $967,000, $1,001,000, and $942,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

     At March 31, 2002, future minimum payments under noncancellable operating leases were as follows (in thousands):

2003	948
2004	839
2005	785
2006	728
2007	714
Thereafter	420

$4,434

     Government Agency Review

     The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

     Employment Agreements

     In September 1996, the Company entered into an employment agreement with Mr. Peter A. Marino, its President, Chief Executive Officer (CEO) and Director. As noted in the Company’s Form 8-K dated September 15, 1999, in agreement with the Board of Directors, Mr. Marino retired from his position as President and CEO effective September 30, 1999. Mr. Marino received severance payments totalling approximately $460,000 during the fiscal year ended March 31, 2001, which included a lump-sum payment for the remainder of the agreement, all of which had been accrued for as of March 31, 2000; there is no severance payment liability remaining regarding Mr. Marino’s employment agreement on the accompanying balance sheet as of March 31, 2001. Also, the terms of all vested options held by the officer as of his termination date were amended to extend the exercise period until December 29, 2001. This amendment to the option terms created a new measurement date under APB No. 25. However, due to the fact that the market value of the Company’s stock was below the exercise prices of the options as of the amendment date, no compensation expense has been recognized.

     Mr. Robert F. Mecredy, the Company’s Executive Vice President, assumed responsibilities as President and CEO as of October 1, 1999. On November 1, 2000, the Company entered into an employment agreement with Mr. Mecredy for a period of three years retroactive to April 1, 2000. On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions of President, Chief Executive Officer, and Director of the Company (Note 13). Mr. Mecredy received severance payments totalling approximately $73,000 during the fiscal year ended March 31, 2002

     In March 1999, the Company entered into an employment agreement with its Chief Financial Officer; this contract was amended on February 18, 2000 to extend the agreement by a period of one year. On November 1, 2000, this contract was extended for a period of three years retroactive to October 1, 2000. All other terms and conditions of the agreement remain in effect. The amount of this contract is not material to the Company’s financial position.

     Legal

     The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management, will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

     See “12. Subsequent Events.”

11.	Industry Segment and Geographic Information

     The Company operates in one industry segment — the manufacture, sale and service of small and supporting arms training simulators. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary and, to a lesser extent, through certain of the Subsidiaries. Geographic financial information on international sales is as follows (in thousands):

	Year ended March 31,

International sales:	2002	2001	2000

Europe	$5,498	$9,149	$8,044
Asia	2,630	2,629	3,007
Canada	11,486	5,705	10,790
Australia	1,156	1,773	5,296
Other	3,039	2,619	282

Total	$23,809	$21,875	$27,419

     As of March 31, 2002, the Company had property and equipment, net of approximately $1,346,000 in the United States and $233,000 at its subsidiaries in foreign countries.

12.	Subsequent Events

     Pursuant to applicable ATF regulations, the Company recently advised the ATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The ATF responded that the Company should confirm the number of missing weapons and file the formal report required by ATF regulations. The Company is in the process of conducting an investigation into this matter and intends to file the formal report with the ATF and local law enforcement authorities as soon as the investigation is completed. The Company anticipates that it will have further communication with the ATF and it is too early to determine whether this matter will have a material adverse effect upon the Company.

VALUATION AND QUALIFYING ACCOUNTS
MARCH 31, 2002 (UNAUDITED), 2001, AND 2000

		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
	of Period	Expenses		Deductions		Period

Fiscal year ended March 31, 2002:
Allowance for doubtful accounts	$359	$22		$29		$352
Fiscal year ended March 31, 2001:
Allowance for doubtful accounts	215	150		6		359
Fiscal year ended March 31, 2000:
Allowance for doubtful accounts	228	15		28		215
Fiscal year ended March 31, 2000:
Restructuring reserve	$318	$(143	)(2)	$175	(1)	$0
Fiscal year ended March 31, 1999:
Restructuring reserve	$0	$870	(2)	$552	(1)	$318
Fiscal year ended March 31, 2002:
Inventory Reserve	$1,028	$3,476		$984		$3,520
Fiscal year ended March 31, 2001:
Inventory Reserve	1,024	28		24		1,028
Fiscal year ended March 31, 2000:
Inventory Reserve	1,024	0		0		1,024
Fiscal year ended March 31, 2002:
Contract Cost Provision Reserve	$4,013	$514		$1,352		$3,175
Fiscal year ended March 31, 2001:
Contract Cost Provision Reserve	0	4,013		0		4,013

(1)	Represents amounts charged against the restructuring reserve.

(2)	Represents removal of remaining reserve not considered necessary as of March 31, 2000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on July 16, 2002.

FIREARMS TRAINING SYSTEMS, INC.

By:	/S/ Randy Sugarman

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

Signatures	Title	Date

* Randy Sugarman	Chairman of the Board and Director Interim President, Chief Executive Officer and Chief Operating Officer	July 16, 2002

* John A. Morelli	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 16, 2002

* William J. Bratton	Director	July 16, 2002

* Mary Ann Gilleece	Director	July 16, 2002

* Ronavan Mohling	Director	July 16, 2002

* Scott Perekslis	Director	July 16, 2002

* Ron Whitaker	Director	July 16, 2002