Form 10-Q/A
period 2001-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2002-08-14
CIK 1021770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-13105

FIREARMS TRAINING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	57-0777018 (I.R.S. Employer Identification No.)

7340 MCGINNIS FERRY ROAD
SUWANEE, GEORGIA 30024
(Address of principal executive offices)

TELEPHONE NUMBER (770) 813-0180
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐    No   ☒

     As of August 13, 2001, there were 70,153,159 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

EXPLANATORY NOTE

     The Company’s interim financial statements at June 30, 2001 and for the three months ended June 30, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems and has been revised to reflect the application of the percentage of completion method of accounting (see Note 9 to the Notes to Condensed Consolidated Financial Statements).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except unaudited per share data)

	Three months ended
	June 30,

	(Restated)
	(Note 9)
	2001	2000

Revenues	$11,639	$10,271
Cost of Revenues	7,159	7,284

Gross margin	4,480	2,987

Operating expenses:
Selling, general and administrative expenses	2,645	2,036
Research and development expenses	1,014	1,320
Depreciation and amortization	480	588

Total operating expenses	4,139	3,944
Operating income (loss)	341	(957)
Other income (expense), net:
Interest income	169	15
Interest expense	(24)	(2,361)
Other income (expense), net	33	(22)

Total other income (expense), net	178	(2,368)
Income (loss) before provision for income taxes	519	(3,325)
Provision (benefit) for income taxes	296	(116)

Net income (loss)	223	(3,209)
Accretion of preferred stock	(65)	(66)

Net income (loss) applicable to common shareholders	$158	$(3,275)

Basic earnings (loss) per common share	$0.00	$(0.16)

Diluted earnings (loss) per common share	$0.00	$(0.16)

Weighted average common shares outstanding — basic	70,147	21,117

Weighted average common shares outstanding — diluted	70,376	21,117

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	(Restated)
	(Note 9)
	June 30,	March 31,
ASSETS	2001	2001

Current assets:
Cash and cash equivalents	$2,281	$1,864
Restricted cash	658	628
Accounts receivable, net	9,478	8,591
Costs and estimated earnings in excess of billings on uncompleted contracts	591	1,480
Unbilled receivables	1,933	1,355
Income tax receivable	0	809
Inventories, net	14,572	12,526
Prepaid expenses and other current assets	1,699	1,117

Total current assets	31,212	28,370
Property and equipment, net	2,297	2,647
Other noncurrent assets	33	0
Goodwill, net	1,110	1,156

Total assets	$34,652	$32,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,744	$2,902
Accrued liabilities	3,668	3,895
Accrued interest	942	954
Income tax payable	429	0
Billings in excess of costs and estimated earnings on uncompleted contracts	0	277
Deferred revenue	1,967	1,633
Warranty and contract costs provision reserve — current	1,988	2,816

Total current liabilities	14,738	12,477
Long-term debt	43,676	43,990
Noncurrent deferred income taxes	215	223
Warranty and contract costs provision reserve — noncurrent	1,780	1,724
Other noncurrent liabilities	982	796

Total liabilities	61,391	59,210
Mandatory redeemable preferred stock	27,114	27,049
Stockholders’ deficit:
Common stock	0	0
Stock warrants	613	613
Additional paid-in-capital	122,314	122,273
Accumulated deficit	(176,528)	(176,686)
Cumulative foreign currency translation adjustment	(252)	(286)

Total stockholders’ deficit	(53,853)	(54,086)

Total liabilities and stockholders’ deficit	$34,652	$32,173

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	June 30,

	(Restated)
	(Note 9)

	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$158	$(3,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Employee stock compensation plan - 401(k) plan	6	16
Employee compensation — other	1	0
Noncash reduction of debt restructuring liability	(878)	0
Amortization of deferred stock-based compensation	0	66
Accretion of mandatory redeemable preferred stock	65	66
Depreciation	434	519
Amortization of goodwill	46	69
Amortization of loan costs	0	201
Gain on disposal of assets	(37)	(13)
Deferred income taxes	(8)	7
Changes in assets and liabilities:
Accounts receivable, net	(876)	(3,580)
Costs and estimated earnings in excess of billings on uncompleted contracts	(591)	0
Unbilled receivables	961	1,772
Inventories	(2,036)	812
Prepaid expenses and other current assets	(581)	38
Accounts payable	2,826	760
Accrued liabilities	364	2,167
Income taxes payable / receivable	1,237	1,142
Deferred revenue	58	(25)
Warranty and contracts costs provision reserve	(781)	0
Noncurrent liabilities	187	(93)

Total adjustments	397	3,924

Net cash provided by operating activities	555	649

Cash flows from investing activities:
Change in restricted cash	(30)	2
Additions to property and equipment, net	(76)	0
Proceeds from disposal of property and equipment	37	(142)

Net cash used in investing activities	(69)	(140)

Cash flows from financing activities:
Repayments of long-term debt	(45)	0

Net cash used in financing activities	(45)	0

Effect of changes in foreign exchange rates	(24)	(25)

Net Increase in Cash and Cash Equivalents	417	484
Cash and Cash Equivalents at the Beginning of the Period	$1,864	$1,886

Cash and Cash Equivalents at the End of the Period	$2,281	$2,370

Supplemental disclosures of cash paid (received) for:
Interest	$290	$0
Income taxes	$(899)	$(1,442)

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended March 31, 2001.

     For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $204,000 for the three ended June 30, 2001 and 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

2. REVENUE RECOGNITION

     A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and small governmental agencies is primarily recognized upon shipment when title passes; as all material commitments have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured.

     A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with various large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-element arrangements. These contracts require little or no modifications to the existing proprietary platform; specify pricing terms by product and billings generally correspond to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

     Other governmental contracts require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications. These contracts are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Contract costs include all direct material, direct labor and other costs directly related to the contract. Selling, general, and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined

     Provisions for estimated losses on uncompleted contracts accounted for under both methods described above are made in the period in which such losses are determined.

     Revenue from extended warranty sales and customer logistics support sales are recorded as deferred revenue and are recognized ratably as income over the lives of the related service agreements, which generally range from one to three years. Costs associated with these sales are recorded in the period incurred.

3. INVENTORY.

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average basis or market. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

	(Restated)
	(Note 9)
	June 30,	March 31,
	2001	2001

Raw materials	$8,889	$7,997
Work in process	5,251	3,998
Finished Goods	1,748	1,559

Inventories, gross	15,888	13,554
Less reserves	(1,316)	(1,028)

Inventories, net	$14,572	$12,526

4. LONG-TERM CONTRACTS

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, 2001 and March 31, 2001, respectively, are as follows (in thousands):

	(Restated)
	(Note 9)
	June 30,	March 31,
	2001	2001

Costs incurred on uncompleted contracts	$3,998	$2,459
Estimated earnings	2,465	1,568

	$6,463	$4,027
Less: billings to date	(5,872)	(2,824)

	$591	$1,203

     Such amounts are included in the following accounts:

	June 30,	March 31,
	2001	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$591	$1,480
Billings in excess of costs and estimated earnings on uncompleted contracts	0	(277)

	$591	$1,203

5. LONG-TERM DEBT

     At June 30, 2001 and March 31, 2001, long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2001	2001

Working capital — borrowings	$155	$200
Long-term debt — Senior	12,000	12,000
Long-term debt — Junior	25,374	24,765
Debt discount	6,147	7,025

Total	$43,676	$43,990

     As of June 30, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

6. RELATED PARTY TRANSACTIONS

     The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. As of June 30, 2001 and 2000, the Company incurred consulting fees of $116,000 and $0, plus expenses of $22,000 and $0 for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

7. NEW ACCOUNTING STANDARDS

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

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. As of June 30, 2001, the Company has $1,110,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement and impairment testing will be required to assess its carrying value going forward. The Company will adopt this standard in the first quarter of fiscal year 2003. However, the Company will continue to assess the carrying value of goodwill prior to the adoption of this statement on a quarterly basis.

     SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” The statement is effective for the Company’s 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

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

8. NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share for the three months ended June 30, 2001 and 2000 were as follows: (in thousands, except per share amounts)

	(Restated)
	(Note 9)
	Three months ended	Three months ended
	June	June
	2001	2000

Basic:
Net income (loss) attributable to common shareholders	$158	$(3,275)
Weighted average common shares outstanding	70,147	21,117

Per share amount	$0.00	$(0.16)

Diluted:
Net income (loss) attributable to common shareholders	$158	$(3,275)
Weighted average common shares outstanding	70,147	21,117
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	229	0

Total	70,376	21,117

Per share amount	$0.00	$(0.16)

     Basic and diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,596,253 shares of common stock as well as warrants to purchase 5,246,164 shares of common stock were excluded for the three months ended June 30, 2001 as they were all anti-dilutive. The effect of all of the stock options and warrants was excluded for the three months ended June 30, 2000 as a loss was recorded and amounts were anti-dilutive.

9. RESTATEMENT

     The Company’s interim financial statements at June 30, 2001 and for the three months ended June 30, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems and has been revised to reflect the application of the percentage of completion method of accounting as these contracts call for significant customization of the Company’s proprietary system. The following table shows the line items that have been restated in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

SUMMARY OF CHANGES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended
	June 30, 2001

		As previously
	Restated	reported

Revenues	11,639	11,048
Cost of Revenues	7,159	6,789
Gross Margin	4,480	4,259
Operating income	341	120
Income before taxes	519	298
Provision for income taxes	296	221
Net income	223	77
Net income applicable to shareholders	158	12
Earnings per share — basic	0.00	0.00
Earnings per share — diluted	0.00	0.00

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001

		As previously
	Restated	reported

Cost and estimated earnings in excess of billings on uncompleted contracts	591	—
Inventories, net	14,572	14,942
Total assets	34,652	34,431
Income taxes payable	429	355
Accumulated deficit	(176,528)	(176,674)
Total stockholders’ deficit	(53,853)	(53,999)
Total liabilities and equity	34,652	34,431

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	June 30, 2001

		As previously
	Restated	reported

Net income (loss)	158	12
Inventories	(2,036)	(2,405)
Income taxes payable	1,237	1,163

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2001.

     The Company has restated its financial statements for the three months ended June 30, 2001 as further discussed in Note 9 to the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000:

     Net Revenues: Revenues increased $1.3 million, or 13.3%, to $11.6 million for the three months ended June 30, 2001 as compared to $10.3 million for the three months ended June 30, 2000. Sales to U.S. military customers for the three months ended June 30, 2001, increased by $4.1 million, or 263.9%, to $5.7 million. The increase in military sales is due to several large deliveries of items to customers that were in the Company’s backlog of sales as of March 31, 2001. Sales to U.S. law enforcement customers for the three months ended June 30, 2001 decreased $1.0 million, or (40.6%) to $1.5 million. Sales to international customers for the three months ended June 30, 2001 decreased $1.5 million, or (26.6%), to $4.2 million due to several large deliveries of items to customers that were in the Company’s backlog of sales as of June 30, 2001.

     Cost of Revenues: Cost of revenues increased $0.1 million, or (1.7%), to $7.2 million for the three months ended June 30, 2001 as compared to $7.3 million for the three months ended June 30, 2000. As a percentage of revenues, cost of revenues for the three months ended June 30, 2001 decreased to 61.5% as compared to 70.9% for the three months ended June 30, 2000. The decrease in cost of revenues as a percentage of revenues is attributable to a higher volume of revenues to cover fixed costs. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $204,000 for the three months ended June 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

     Gross Profit: As a result of the foregoing, gross profit increased $1.5 million, or 50.0%, to $4.5 million, or 38.5% of revenues, for the three months ended June 30, 2001 as compared to $3.0 million, or 29.1% of revenues, for the three months ended June 30, 2000.

     Total Operating Expenses: Total operating expenses increased $0.2 million, or 4.9%, for the three months ended June 30, 2001. As a percentage of revenues, total operating expenses decreased to 35.6% for the three months ended June 30, 2001 as compared to 38.3% for the three months ended June 30, 2000. Selling, general and administrative (“SG&A”) expenses increased $0.6 million, or 29.9%. This increase in SG&A is due primarily to an increase in employee compensation expenses related to the recording of severance costs of approximately $0.3 million related to the resignation of the Chief Executive Officer during the three months ended June 30, 2001. Research and development expenses decreased $0.3 million, or 23.2%, primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.1 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

     Operating Income: As a result of the foregoing, operating income increased $1.3 million to an income of $0.3 million, or 2.9% of revenues, for the three months ended June 30, 2001 as compared to an operating loss of $1.0 million or (9.3%) of revenues, for the three months ended June 30, 2000.

     Other Income (Expense), net: Net interest income totalled $0.1 million, or 1.2% of revenues for the three months ended June 30, 2001 as compared to interest expense of $2.3 million, or (22.8%) of revenues for the three months ended June 30, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended June 30, 2001, the excess amount allocated to debt was reduced by approximately $0.9 million, resulting in a corresponding reduction of interest expense. Interest expense for the three months ended June 30, 2000 also included fees associated with the debt restructuring of approximately $0.6 million. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

     Provision for Income Taxes: The effective tax rate increased to 57.0% of income before taxes for the three months ended June 30, 2001 as compared to 3.5% of loss before taxes for the three months ended June 30, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

     Net Income: As a result of the foregoing, net income increased $3.4 million to a net income of $0.2 million, or 1.9% of revenues for the three months ended June 30, 2001 as compared to a net loss of $3.2 million, or (31.2%) of revenues for the three months ended June 30, 2000.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $65,000 for the three months ended June 30, 2001 as compared to $66,000 for the three months ended June 30, 2000 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred stock..

     Net Income applicable to common shareholders: The net income applicable to common shareholders increased $3.4 million to $0.2 million ($0.00 per share) or 1.4% of revenue. This compares to a loss of $3.2 million ($0.16 per share) or (31.9%) of revenue for the three months ended June 30, 2000.

ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2001, the Company had a backlog of approximately $55.5 million, as compared to $26.5 million as of June 30, 2000, comprised of $21.5 million from international customers of FATS, $1.9 from Simtran’s Canadian customers, $31.9 million from FATS U.S. military and law enforcement customers and $0.2 million from FATS Hunter and Sports customers. Approximately $40.7 million of the contracted orders are scheduled for delivery during fiscal year 2002.

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

     As of June 30, 2001, the Company had working capital of $16.5 million compared to $18.5 million as of June 30, 2000. The net $2.0 million decrease in working capital is primarily the result of the Company’s increase in expenditures for inventories. The Company’s spending year-to-date as of June 30, 2001 for capital expenditures was $0.1 million. The expenditures were primarily for manufacturing machinery, data processing equipment and software. As of June 30, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements.

     The Company had a net increase in cash and cash equivalents of $0.4 million for the three months ended June 30, 2001 compared to a net increase of $0.5 million for the three months ended June 30, 2000. For the period ended June 30, 2001, the Company’s operating activities generated cash of approximately $0.1 million. Cash flow from operations increased despite the increase in expenditures for inventory in the current fiscal year as compared to the same period in the prior fiscal year. Also, the Company is recording a reduced amount of interest expense as discussed in the “Other Income (Expense), net” section under “RESULTS OF OPERATIONS.” The Company’s investing activities used cash of approximately $0.1 million for capital expenditures.

     In August 2000, the Company restructured its debt agreements (the “Restructure Transaction”) by entering into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company’s previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Class A common stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in senior secured loans, and approximately $22,034,000 of junior secured loans. All borrowings under the new agreements mature on March 31, 2003 but may be extended for one additional year at the Company’s option for a 1.0% fee. The senior loans bear interest at prime plus 1.0%, payable quarterly in cash. The junior loans bear interest at 10.0%, payable quarterly in cash or in PIK (“Paid In Kind”) notes payable with the same terms, depending on interest coverage ratios, as defined.

     As a result of the Restructure Transaction in August 2000, the Company is not currently paying interest or principal, other than interest on its Senior Debt and a portion of the Junior Debt, in cash. The remaining interest on Junior Debt is being recorded as additional notes payable. This debt will mature in March 2003 unless otherwise extended at the option of the Company.

CONCENTRATION OF CREDIT RISK

     At June 30, 2001, approximately $6.9 million in accounts receivable or 72.3% of total accounts receivable was due from the Company’s top ten customers, all of which was secured by performance letters of credit.

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

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. As of June 30, 2001, the Company has

$1,110,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement and impairment testing will be required to assess its carrying value going forward. The Company will adopt this standard in the first quarter of fiscal year 2003. However, the Company will continue to assess the carrying value of goodwill prior to the adoption of this statement on a quarterly basis.

     SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” The statement is effective for the Company’s 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

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

RELATED PARTIES AND TRANSACTIONS

     A group of entities affiliated with Centre Partners Management LLC (the “Centre Entities”) are among the Company’s largest shareholders. Centre Entities holds a seat on the Company’s Board of Directors. In addition, the Centre Entities were party to the debt restructuring further discussed in the footnotes to the Company’s financial statements included in the Form 10-K for the period ended March 31, 2001 and continue to be one of the Company’s primary lenders. As a result, the Centre Entities have the ability to influence the operations of the Company.

     The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are to be performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. For the three months ended June 30, 2001 and 2000, respectively, the Company incurred consulting fees of $0.1 million and $0.0 million that were included in operating expenses.

CERTAIN FORWARD LOOKING STATEMENTS

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company’s success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company’s quarterly revenues and results of operations as a result of variations in the number and size of the Company’s shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations and termination for a variety of factors and budgetary constraints; (v) a significant proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the potential for increased competition; (vii) the Company’s ability to attract and retain key personnel and adapt to changing technologies; and (viii) other factors described in the Company’s Form 10-K for the fiscal year ended March 31, 2001 under the caption Part I. No assurance can be given that actual revenues, operating income or net income will not be materially different than those reported above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 99.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2 –	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed during the quarter ended June 30, 2001.

May 18, 2001 – Resignation of the President and CEO.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2002

FIREARMS TRAINING SYSTEMS, INC. (Registrant)

/s/ Ronavan Mohling

Ronavan Mohling Chairman of the Board of Directors and Chief Executive Officer

/s/ John A. Morelli

John A. Morelli Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)