Form 10-Q/A
period 2001-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2002-08-14
CIK 1021770

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

Yes       No

         As of November 14, 2001, there were 70,153,139 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

EXPLANATORY NOTE

         The Company’s interim financial statements at September 30, 2001 and for the three months and six months ended September 30, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems and has been revised to reflect the application of the percentage of completion method of accounting (see Note 9 to the Notes to Condensed Consolidated Financial Statements).

          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except unaudited per share data)

	Three months ended		Six months ended
	September 30,		September 30,

	(Restated)		(Restated)
	(Note 9)		(Note 9)
	2001	2000	2001	2000

Revenues	$16,897	$7,368	$28,536	$17,639

Cost of Revenues	12,210	9,531	19,369	16,815

Gross margin	4,687	(2,163)	9,167	824

Operating expenses:

Selling, general and administrative expenses	3,051	2,040	5,696	4,076

Research and development expenses	563	1,151	1,577	2,471

Depreciation and amortization	459	589	939	1,177

Total operating expenses	4,073	3,780	8,212	7,724

Operating income (loss)	614	(5,943)	955	(6,900)

Other income (expense), net:

Interest income	23	38	192	53

Interest expense	(24)	(2,263)	(48)	(4,624)

Other income (expense), net	(64)	(284)	(31)	(306)

Total other income (expense), net	(65)	(2,509)	113	(4,877)

Income (loss) before provision for income taxes	549	(8,452)	1,068	(11,777)

Provision (benefit) for income taxes	186	54	482	(62)

Net income (loss)	363	(8,506)	586	(11,715)

Accretion of preferred stock	(67)	(74)	(132)	(140)

Gain on extinguishment of Preferred Stock	0	1,729	0	1,729

Net income (loss) applicable to common shareholders	$296	$(6,851)	$454	$(10,126)

Basic earnings (loss) per common share	$0.00	$(0.13)	$0.01	$(0.27)

Diluted earnings (loss) per common share	$0.00	$(0.13)	$0.01	$(0.27)

Weighted average common shares outstanding — basic	70,153	53,472	70,150	37,383

Weighted average common shares outstanding — diluted	70,894	53,472	70,635	37,383

         The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	(Restated)
	(Note 9)
	September 30,	March 31,
ASSETS	2001	2001

Current assets:

Cash and cash equivalents	$2,818	$1,864

Restricted cash	482	628

Accounts receivable, net	11,279	8,591

Costs and estimated earnings in excess of billings on uncompleted contracts	2,317	1,480

Unbilled receivables	330	1,355

Income tax receivable	0	809

Inventories, net	12,742	12,526

Prepaid expenses and other current assets	1,251	1,117

Total current assets	31,219	28,370

Property and equipment, net	2,065	2,647

Other noncurrent assets	30	0

Goodwill, net	1,064	1,156

Total assets	$34,378	$32,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$5,186	$2,902

Accrued liabilities	4,142	3,895

Accrued interest	942	954

Income tax payable	666	0

Billings in excess of costs and estimated earnings on uncompleted contracts	0	277

Deferred revenue	1,535	1,633

Warranty and contract costs provision reserve — current	1,828	2,816

Total current liabilities	14,299	12,477

Long-term debt	43,305	43,990

Noncurrent deferred income taxes	312	223

Warranty and contract costs provision reserve — noncurrent	1,780	1,724

Other noncurrent liabilities	1,029	796

Total liabilities	60,725	59,210

Mandatory redeemable preferred stock	27,181	27,049

Stockholders’ deficit:

Common stock	0	0

Stock warrants	613	613

Additional paid-in-capital	122,314	122,273

Accumulated deficit	(176,232)	(176,686)

Cumulative foreign currency translation adjustment	(223)	(286)

Total stockholders’ deficit	(53,528)	(54,086)

Total liabilities and stockholders’ deficit	$34,378	$32,173

         The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	September 30,

	(Restated)
	(Note 9)

	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$454	$(10,126)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Employee stock compensation plan — 401(k) plan	6	35

Employee compensation — other	4	0

Gain on extinguishment of Series A preferred stock	0	(1,729)

Noncash reduction of debt restructuring liability	(1,756)	(293)

Noncash financing cost	0	250

Amortization of deferred stock-based compensation	0	133

Accretion of mandatory redeemable preferred stock	132	140

Depreciation	846	1,040

Amortization of goodwill	93	137

Amortization of loan costs	0	332

Gain on disposal of assets	(45)	(7)

Deferred income taxes	88	9

Changes in assets and liabilities:

Accounts receivable, net	(2,704)	(121)

Unbilled receivables	2,540	1,208

Costs and estimated earnings in excess of billings on uncompleted contracts	(2,340)	0

Inventories	(214)	1,606

Prepaid expenses and other current assets	(134)	254

Accounts payable	2,278	583

Accrued liabilities	1,499	3,631

Income taxes payable / receivable	1,477	1,137

Billings in excess of costs and estimated earnings on uncompleted contracts	(277)	0

Deferred revenue	(97)	6

Warranty and contracts costs provision reserve	(931)	(202)

Noncurrent liabilities	232	2,655

Total adjustments	697	10,804

Net cash provided by operating activities	1,151	678

Cash flows from investing activities:

Change in restricted cash	146	296

Additions to property and equipment, net	(263)	(578)

Proceeds from disposal of property and equipment	45	0

Net cash used in investing activities	(72)	(282)

Cash flows from financing activities:

Repayments of long-term debt	(170)	0

Net cash used in financing activities	(170)	0

Effect of changes in foreign exchange rates	45	115

Net Increase in Cash and Cash Equivalents	954	511

Cash and Cash Equivalents at the Beginning of the Period	$1,864	$1,886

Cash and Cash Equivalents at the End of the Period	$2,818	$2,397

Supplemental disclosures of cash paid (received) for:

Interest	$547	$0

Income taxes	$(1,020)	$(1,442)

The accompanying notes are an integral part of these condensed consolidated statement

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

         For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $26,000 and $230,000 for the three and six months, respectively, ended September 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

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

Inventories consist of the following (in thousands):

	(Restated)
	(Note 9)
	September 30,	March 31,
	2001	2001

Raw materials	$9,485	$7,997

Work in process	3,366	3,998

Finished Goods	1,140	1,559

Inventories, gross	13,991	13,554

Less reserves	(1,249)	(1,028)

Inventories, net	$12,742	$12,526

4. LONG-TERM CONTRACTS

         Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30, 2001 and March 31, 2001, respectively, are as follows (in thousands):

	(Restated)
	(Note 9)
	September 30,	March 31,
	2001	2001

Costs incurred on uncompleted contracts	$5,257	$2,459

Estimated earnings	3,031	1,568

	$8,288	$4,027

Less: billings to date	(5,971)	(2,824)

	$2,317	$1,203

Such amounts are included in the following accounts:

	September 30,	March 31,
	2001	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,317	$1,480

Billings in excess of costs and estimated earnings on uncompleted contracts	0	(277)

	$2,317	$1,203

5. LONG-TERM DEBT

         At September 30, 2001 and March 31, 2001, long-term debt consisted of the following (in thousands):

	September 30,	March 31,
	2001	2001

Working capital — borrowings	$30	$200

Long-term debt — Senior	12,000	12,000

Long-term debt — Junior	26,007	24,765

Debt Discount	5,268	7,025

Total	$43,305	$43,990

         As of September 30, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

6. RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. As of September 30, 2001 and 2000, the Company incurred consulting fees of $202,000 and $0, plus expenses of $40,000 and $0 for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. As of September 30, 2001, the Company has $1,094,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement and impairment testing will be required to assess its carrying value going forward. The Company will adopt this standard in the first quarter of fiscal year 2003. However, the Company will continue to assess the carrying value of goodwill prior to the adoption of this statement on a quarterly basis.

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

8. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share for the three and six months ended September 30, 2001 and 2000 were as follows: (in thousands, except per share amounts)

	(Restated)		(Restated)
	(Note 9)		(Note 9)
	Three months ended	Three months ended	Six months ended	Six months ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Basic:

Net income (loss) attributable to common shareholders	$296	$(6,851)	$454	$(10,126)

Weighted average common shares outstanding	70,153	53,472	70,150	37,383

Per share amount	$0.00	$(0.13)	$0.01	$(0.27)

Diluted:

Net income (loss) attributable to common shareholders	$296	$(6,851)	$454	$(10,126)

Weighted average common shares outstanding	70,153	53,472	70,150	37,383

Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	235	0	232	0

Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	506	0	253	0

Total	70,894	53,472	70,635	37,383

Per share amount	$0.00	$(0.13)	$0.01	$(0.27)

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

9. RESTATEMENT

         The Company’s interim financial statements at September 30, 2001 and for the three months and six months ended September 30, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy applied to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title and has been revised to reflect the application of the percentage of completion method of accounting as these contracts call for significant customization of the Company’s proprietary system. The following table shows the line items that have been restated in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001

		As previously
	Restated	reported

Costs and estimated earnings in excess of billings on uncompleted contracts	2,317	0
Unbilled receivables	330	1,021

Inventories, net	12,742	13,865

Total assets	34,378	33,875

Income taxes payable	666	496

Accumulated deficit	(176,232)	(176,564)

Total stockholders’ deficit	(53,528)	(53,860)

Total liabilities and equity	34,378	33,875

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	September 30, 2001

		As previously
	Restated	reported

Net income (loss)	454	122

Unbilled receivables	2,540	1,825

Inventories	(214)	(1,337)

Income taxes payable	1,477	1,307

Deferred Future	(97)	(374)

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

         The Company has restated its financial statements for the three months and six months ended September 30, 2001 as further discussed in Note 9 to the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000:

         Net Revenues: Revenues increased $9.5 million, or 129.3%, to $16.9 million for the three months ended September 30, 2001 as compared to $7.4 million for the three months ended September 30, 2000. Sales to U.S. military customers for the three months ended September 30, 2001, increased by $6.6 million, or 382.1%, to $8.3 million. The increase in military sales is due to several large deliveries of items to customers that were in the Company’s backlog of sales as of June 30, 2001. Sales to U.S. law enforcement customers for the three months ended September 30, 2001 increased $0.7 million, or 45.8% to $2.0 million. Sales to international customers for the three months ended September 30, 2001 increased $2.5 million, or 64.5%, to $6.5 million due to several large deliveries of items to customers that were in the Company’s backlog of sales as of June 30, 2001.

         Cost of Revenues: Cost of revenues increased $2.7 million, or 28.1%, to $12.2 million for the three months ended September 30, 2001 as compared to $9.5 million for the three months ended September 30, 2000. As a percentage of revenues, cost of revenues for the three months ended September 30, 2001 decreased to 72.3% as compared to 129.0% for the three months ended September 30, 2000. The decrease in cost of revenues as a percentage of revenues is attributable to a higher volume of revenues to cover fixed costs and provision of an accrual of approximately $2.7 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, the Company utilized $0.1 million of this accrual of which approximately $3.0 million remains as of September 30, 2001. No such accruals were necessary in fiscal year 2002. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $26,000 for the three months ended September 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $6.8 million, or 316.7%, to $4.7 million, or 27.7% of revenues, for the three months ended September 30, 2001 as compared to ($2.1) million, or (29.4%) of revenues, for the three months ended September 30, 2000.

         Total Operating Expenses: Total operating expenses increased $0.3 million, or 7.8%, for the three months ended September 30, 2001. As a percentage of revenues, total operating expenses decreased to 24.1% for the three months ended September 30, 2001 as compared to 51.3% for the three months ended September 30, 2000. Selling, general and administrative (“SG&A”) expenses increased $1.0 million, or 49.6%. This increase in SG&A is due primarily to increases in employee compensation costs, including a provision for severance costs for personnel reduction at the Company’s Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company’s former subsidiary, Dart International concerning the DVD component of the electronic archery system. Management intends to defend these and any similar claims related to Dart products vigorously. In the opinion of management, these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

         Research and development expenses decreased $0.6 million, or 51.1%, primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.1 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $6.5 million to an income of $0.6 million, or 3.6% of revenues, for the three months ended September 30, 2001 as compared to an operating loss of $5.9 million or (80.7%) of revenues, for the three months ended September 30, 2000.

         Other Income (Expense), net: Net interest expense totalled $1,000, or 0.0% of revenues for the three months ended September 30, 2001 as compared to interest expense of $2,263,000, or 30.2% of revenues for the three months ended September 30, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended September 30, 2001, the excess amount allocated to debt was reduced by approximately $878,000, resulting in a corresponding reduction of interest expense. Interest expense for the three months ended September 30, 2000 also included fees associated with the debt restructuring of approximately $606,000. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

         Provision for Income Taxes: The effective tax rate increased to (33.9%) of income before taxes for the three months ended September 30, 2001 as compared to 0.6% of loss before taxes for the three months ended September 30, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $8.9 million to a net income of $0.4 million, or 2.1% of revenues for the three months ended September 30, 2001 as compared to a net loss of $8.5 million, or (115.4%) of revenues for the three months ended September 30, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $67,000 for the three months ended September 30, 2001 as compared to $74,000 for the three months ended September 30, 2000 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred stock..

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $7.1 million to $0.3 million ($0.00 per share) or 1.8% of revenue. This compares to a loss of $6.9 million ($0.13 per share) or (93.0%) of revenue for the three months ended September 30, 2000, which included a gain on extinguishment of preferred stock of $1.7 million.

Six Months Ended September 30, 2001 and 2000:

         Net Revenues: Revenues increased $10.9 million, or 61.8%, to $28.5 million for the six months ended September 30, 2001 as compared to $17.6 million for the six months ended September 30, 2000. Sales to U.S. military customers for the six months ended September 30, 2001, increased by $10.7 million, or 325.9%, to $14.0 million. Sales to U.S. law enforcement customers for the six months ended September 30, 2001 decreased $0.4, million, or 11.1% to $3.5 million. Sales to international customers for the six months ended September 30, 2001 increased $1.0 million, or 10.7%, to $10.7 million.

         Cost of Revenues: Cost of revenues increased $2.5 million, or 15.2%, to $19.3 million for the six months ended September 30, 2001 as compared to $16.8 million for the six months ended September 30, 2000. As a percentage of revenues, cost of revenues decreased to 67.8% for the six months ended September 30, 2001 as compared to 95.3% for the six months ended September 30, 2000. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs; the inclusion of an accrual of approximately $2.7 million in fiscal year 2001 (during the six months ended September 30, 2001, the Company utilized approximately $1.0 million of this accrual of which approximately $3.0 million remains as of September 30, 2001), that was associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts; and a $0.5 million write-off of inventory during the second quarter of fiscal year 2001 that was determined to be unrealizable due to changes in anticipated sales volume related to a particular product. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $230,000 for the six months ended September 30, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

         Gross Profit: As a result of the foregoing, gross profit increased $8.3 million, or 1,012.5%, to $9.1 million, or 32.2% of revenues, for the six months ended September 30, 2001 as compared to $0.8 million, or 4.7% of revenues, for the six months ended September 30, 2000.

         Total Operating Expenses: Total operating expenses increased $0.5 million, or 6.3%, for the six months ended September 30, 2001. As a percentage of revenues, total operating expenses decreased to 28.8% for the six months ended September 30, 2001 as compared to 43.8% for the six months ended September 30, 2000. Selling, general and administrative (“SG&A”) expenses increased $1.6 million, or 39.7%. This increase in SG&A is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company’s former President and CEO and a provision for severance costs for personnel reduction at the Company’s Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company’s former subsidiary, Dart International concerning the DVD component of the electronic archery system. Management intends to defend these and any similar claims vigorously. In the opinion of management, these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Research and development expenses decreased $0.9 million, or (36.2%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.2 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

         Operating Income: As a result of the foregoing, operating income increased $7.9 million to an income of $1.0 million, or 3.3% of revenues, for the six months ended September 30, 2001 as compared to an operating loss of $6.9 million or (39.1%) of revenues, for the six months ended September 30, 2000.

         Other Income (Expense), net: Net interest income totalled $0.1 million, or 0.5% of revenues for the six months ended September 30, 2001 as compared to interest expense of ($4.6) million, or (25.9%) of revenues for the six months ended September 30, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the six months ended September 30, 2001, the excess amount allocated to debt was reduced by approximately $1.8 million, resulting in a corresponding reduction of interest expense. Interest expense for the six months ended September 30, 2000 also included fees associated with the restructuring of approximately $606,000. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

         Provision for Income Taxes: The effective tax rate increased to 45.1% of income before taxes for the six months ended September 30, 2001 as compared to 0.5% of loss before taxes for the six months ended September 30, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

         Net Income: As a result of the foregoing, net income increased $12.3 million to a net income of $0.6 million, or 2.1% of revenues for the six months ended September 30, 2001 as compared to a net loss of $11.7 million, or (66.8%) of revenues for the six months ended September 30, 2000.

         Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $132,000 for the six months ended September 30, 2001 as compared to $140,000 stock for the six months ended September 30, 2000 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred.

         Net Income applicable to common shareholders: The net income applicable to common shareholders increased $10.6 million to $0.5 million ($0.00 per share) or 1.6% of revenue. This compares to the six months ended September 30, 2000 of a loss of $10.1 million ($0.27 per share) or (57.4%) of revenue, which included a Gain on Extinguishment of Preferred Stock of $1.7 million.

ANALYSIS OF BACKLOG

         Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 2001, the Company had a backlog of approximately $45.8 million, as compared to $39.0 million as of September 30, 2000, comprised of $18.8 million from international customers of FATS, $1.3 from Simtran’s Canadian customers, $25.5 million from FATS U.S. military and law enforcement customers and $0.2 million from FATS Hunter and Sports customers. Approximately $28.9 million of the contracted orders are scheduled for delivery during fiscal year 2002.

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

         As of September 30, 2001, the Company had working capital of $16.9 million compared to $15.8 million as of September 30, 2000. The net $1.1 million increase in working capital is primarily the result of the Company’s improved cash flow from operations as a result of its improved profitability, its reduction of inventories and reduction of its unbilled receivables. The Company’s spending year-to-date as of September 30, 2001 for capital expenditures was $0.3 million. The expenditures were primarily for manufacturing machinery, data processing equipment and software. As of September 30, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

         The Company had a net increase in cash and cash equivalents of $0.9 million for the six months ended September 30, 2001 compared to a net increase of $0.5 million for the six months ended September 30, 2000. For the period ended September 30, 2001, the Company’s operating activities generated cash of approximately $1.2 million. Cash flow from operations increased despite the increase in expenditures for inventory in the current fiscal year as compared to the same period in the prior fiscal year. Also, the Company is recording a reduced amount of interest expense as discussed in the “Other Income (Expense), net” section under “RESULTS OF OPERATIONS.” The Company’s investing activities used cash of approximately $0.3 million for capital expenditures.

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

CONCENTRATION OF CREDIT RISK

         At September 30, 2001, approximately $6.7 million in accounts receivable or 59.1% of total accounts receivable was due from the Company’s top ten customers, $1.5 million of which was secured by performance letters of credit. The remaining $5.2 million is due from governmental entities.

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. As of September 30, 2001, the Company has $1,094,000 of recorded net goodwill, which will be subject to the new standards. The Company is currently recording goodwill amortization expense of $182,000 per year. Such amortization expense will no longer be recorded upon adoption of this statement and impairment testing will be required to assess its carrying value going forward. The Company will adopt this standard in the first quarter of fiscal year 2003. However, the Company will continue to assess the carrying value of goodwill prior to the adoption of this statement on a quarterly basis.

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

         The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are to be performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. For the three months ended September 30, 2001 and 2000, respectively, the Company incurred consulting fees of $0.1 million and $0.0 million that were included in operating expenses. For the six months ended September 30, 2001 and 2000, respectively, the Company incurred consulting fees of $0.2 million and $0.0 million that were included in operating expenses.

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

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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