Form 10-Q/A
period 2001-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2002-08-14
CIK 1021770

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

Yes [   ]                No [X]

     As of February 13, 2002, there were 70,153,139 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

EXPLANATORY NOTE

     The Company’s interim financial statements at December 31, 2001 and for the three months and nine months ended December 31, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems and has been revised to reflect the application of the percentage of completion method of accounting (see Note 9 to the Notes to Condensed Consolidated Financial Statements).

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except unaudited per share data)

	Three months ended		Nine months ended
	December 31,		December 31,

	(Restated)		(Restated)
	(Note 9)		(Note 9)
	2001	2000	2001	2000

Revenues	$15,396	$9,109	$43,932	$26,748
Cost of Revenues	10,744	8,351	30,113	25,166

Gross margin	4,652	758	13,819	1,582

Operating expenses:
Selling, general and administrative expenses	2,776	2,761	8,472	6,837
Research and development expenses	1,048	1,213	2,625	3,684
Depreciation and amortization	443	587	1,382	1,764
Impairment of long-lived assets	0	1,244	0	1,244

Total operating expenses	4,267	5,805	12,479	13,529
Operating income (loss)	385	(5,047)	1,340	(11,947)
Other income (expense), net:
Interest income	25	26	217	79
Interest expense	(92)	(90)	(140)	(4,714)
Other income (expense), net	(31)	6	(62)	(300)

Total other income (expense), net	(98)	(58)	15	(4,935)
Income (loss) before provision for income taxes	287	(5,105)	1,355	(16,882)
Provision (benefit) for income taxes	63	54	545	(8)

Net income (loss)	224	(5,159)	810	(16,874)
Accretion of preferred stock	(68)	(57)	(200)	(197)
Gain on extinguishment of Preferred Stock	0	0	0	1,729

Net income (loss) applicable to common shareholders	$156	$(5,216)	$610	$(15,342)

Basic earnings (loss) per common share	$0.00	$(0.07)	$0.01	$(0.32)

Diluted earnings (loss) per common share	$0.00	$(0.07)	$0.01	$(0.32)

Weighted average common shares outstanding – basic	70,153	69,942	70,151	48,270

Weighted average common shares outstanding – diluted	71,042	69,942	70,771	48,270

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	(RESTATED)
	(Note 9)
	December 31,	March 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,414	$1,864
Restricted cash	492	628
Accounts receivable, net	12,504	8,591
Costs and estimated earnings in excess of billings on uncompleted contracts	194	1,480
Unbilled receivables	1,139	1,355
Income tax receivable	0	809
Inventories, net	10,858	12,526
Prepaid expenses and other current assets	1,086	1,117

Total current assets	30,687	28,370
Property and equipment, net	1,756	2,647
Other noncurrent assets	27	0
Goodwill, net	1,017	1,156

Total assets	$33,487	$32,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,983	$2,902
Accrued liabilities	5,198	3,895
Accrued interest	1,009	954
Income tax payable	705	0
Billings in excess of costs and estimated earnings on uncompleted contracts	214	277
Deferred revenue	1,873	1,633
Warranty and contract costs provision reserve – current	2,286	2,816

Total current liabilities	14,268	12,477
Long-term debt	43,083	43,990
Noncurrent deferred income taxes	313	223
Warranty and contract costs provision reserve – noncurrent	1,099	1,724
Other noncurrent liabilities	1,025	796

Total liabilities	59,788	59,210
Mandatory redeemable preferred stock	27,249	27,049
Stockholders’ deficit:
Common stock	0	0
Stock warrants	613	613
Additional paid-in-capital	122,314	122,273
Accumulated deficit	(176,076)	(176,686)
Cumulative foreign currency translation adjustment	(401)	(286)

Total stockholders’ deficit	(53,550)	(54,086)

Total liabilities and stockholders’ deficit	$33,487	$32,173

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	December 31,

	(RESTATED)
	(Note 9)
	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$610	$(15,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Employee stock compensation plan – 401(k) plan	6	51
Employee compensation – other	7	0
Gain on extinguishment of Series A preferred stock	0	(1,729)
Noncash reduction of debt restructuring liability	(2,634)	(1,171)
Noncash financing cost	0	250
Amortization of deferred stock-based compensation	0	155
Accretion of mandatory redeemable preferred stock	200	197
Depreciation	1,243	1,559
Loss on impairment of long-lived assets	0	1,244
Amortization of goodwill	139	205
Amortization of loan costs	0	332
Gain on disposal of assets	(56)	(16)
Deferred income taxes	90	8
Changes in assets and liabilities:
Accounts receivable, net	(3,933)	(5,383)
Unbilled receivables	192	1,265
Inventories	1,669	1,494
Cost and estimated earnings in excess of billings on uncompleted contracts	1,328	0
Prepaid expenses and other current assets	30	52
Accounts payable	76	1,646
Accrued liabilities	3,299	4,209
Billings in excess of costs and estimated earnings on uncompleted contracts	(59)	0
Income taxes payable/receivable	1,515	1,293
Deferred revenue	242	4,681
Warranty and contracts costs provision revenues	(1,151)	4,200
Noncurrent liabilities	228	(256)

Total adjustments	2,431	14,286

Net cash provided by operating activities	3,041	(1,056)

Cash flows from investing activities:
Change in restricted cash	136	695
Additions to property and equipment, net	(352)	(571)
Proceeds from disposal of property and equipment	59	0

Net cash used in investing activities	(157)	124

Cash flows from financing activities:
Repayments of long-term debt	(170)	0

Net cash used in financing activities	(170)	0

Effect of changes in foreign exchange rates	(164)	181

Net Increase in Cash and Cash Equivalents	2,550	(751)
Cash and Cash Equivalents at the Beginning of the Period	$1,864	$1,886

Cash and Cash Equivalents at the End of the Period	$4,414	$1,135

Supplemental disclosures of cash paid (received) for:
Interest	$780	$619
Income taxes	$(996)	$(1,442)

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

     For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $102,000 and $332,000 for the three and nine months, respectively, ended December 31, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

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

3.     INVENTORY.

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average basis or market. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the three months ended December 31, 2001, the Company recorded approximately $1.7 million as a reserve for excess inventory related to older, slow-moving products, which was recorded in cost of sales that was based on an analysis of its readily saleable inventory.

     Inventories consist of the following (in thousands):

	(RESTATED)
	(Note 9)
	December 31,	March 31,
	2001	2001

Raw materials	$9,041	$8,023
Work in process	3,427	3,998
Finished Goods	1,340	1,559

Inventories, gross	13,808	13,580
Less reserves	(2,950)	(1,054)

Inventories, net	$10,858	$12,526

4.     LONG-TERM CONTRACTS

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2001 and March 31, 2001, respectively, are as follows (in thousands):

	(Restated)
	(Note 9)
	December 31,	March 31
	2001	2001

Costs incurred on uncompleted contracts	$9,300	$2,459
Estimated earnings	4,542	1,568

	$13,842	$4,027
Less: billings to date	(13,862)	(2,824)

	$(20)	$1,203

     Such amounts are included in the following accounts:

	December 31,	March 31,
	2001	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$194	$1,480
Billings in excess of costs and estimated earnings on uncompleted contracts	(214)	(277)

	$(20)	$1,203

5.     LONG-TERM DEBT

     At December 31, 2001 and March 31, 2001, long-term debt consisted of the following (in thousands):

	December 31,	March 31,
	2001	2001

Working capital – borrowings	$30	$200
Long-term debt – Senior	12,000	12,000
Long-term debt – Junior	26,662	24,765
Debt Discount	4,391	7,025

Total	$43,083	$43,990

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

8.     NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share for the three and nine months ended December 31, 2001 and 2000 were as follows:
     (in thousands, except per share amounts)

	(RESTATED)		(RESTATED)
	(Note 9)		(Note 9)
	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Basic:
Net income (loss) attributable to common shareholders	$156	$(5,216)	$610	$(15,342)
Weighted average common shares outstanding	70,153	69,942	70,151	48,270

Per share amount	$0.00	$(0.07)	$0.01	$(0.32)

Diluted:
Net income (loss) attributable to common shareholders	$156	$(5,216)	$610	$(15,342)
Weighted average common shares outstanding	70,153	69,942	70,151	48,270
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	236	0	234	0
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	653	0	386	0

Total	71,042	69,942	70,771	48,270

Per share amount	$0.00	$(0.07)	$0.01	$(0.32)

     Basic and diluted earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,122,877 shares of common stock as well as warrants to purchase 3,246,164 shares of common stock were excluded for the three months ended December 31, 2001 as they were all anti-dilutive. The effect of all of the stock options and warrants was excluded for the three and nine months ended December 31, 2000 as a loss was recorded and amounts were anti-dilutive.

9.     RESTATEMENT

     The Company’s interim financial statements at December 31, 2001 and for the three months and nine months ended December 31, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems and has been revised to reflect the application of the percentage of completion method of accounting as these contracts call for significant customization of the Company’s proprietary system. The following table shows the line items that have been restated in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

SUMMARY OF CHANGES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended		Nine months ended
	December 31, 2001		December 31, 2001

		As previously		As previously
	Restated	reported	Restated	reported

Revenues	15,396	15,999	43,932	42,910
Cost of Revenues	10,744	11,255	30,113	29,501
Gross Margin	4,652	4,744	13,819	13,409
Operating income	385	477	1,340	930
Income before taxes	287	379	1,355	945
Provision for income taxes	63	94	545	406
Net income	224	285	810	539
Net income applicable to shareholders	156	217	610	339
Earnings per share – basic	0.00	0.00	0.01	0.00
Earnings per share – diluted	0.00	0.00	0.01	0.00

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001

		As previously
	Restated	reported

Costs and estimated earnings in excess of billings on uncompleted contracts	194	0
Unbilled receivables	1,139	311
Inventories, net	10,858	11,469
Total assets	33,487	33,077
Income taxes payable	705	566
Billings in excess of costs and estimated earnings on uncompleted contracts	214	0
Accumulated deficit	(176,076)	(176,347)
Deferred revenue	1,873	2,087
Total stockholders’ deficit	(53,550)	(53,821)
Total liabilities and equity	33,487	33,077

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 31, 2001

		As previously
	Restated	reported

Net income (loss)	610	339
Cost and estimated earnings in excess of billings on uncompleted contracts	1,328	0
Unbilled receivables	192	2,544
Inventories	1,669	1,057
Accrued liabilities	3,299	3,439
Income taxes payable	1,515	1,376
Deferred revenue	242	42
Billings in excess of costs and estimated earnings on uncompleted contracts	(59)	0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2001.

     The Company has restated its financial statements for the three months and nine months ended December 31, 2001 as further discussed in Note 9 to the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and 2000:

     Net Revenues: Revenues increased $6.3 million, or 69.0%, to $15.4 million for the three months ended December 31, 2001 as compared to $9.1 million for the three months ended December 31, 2000. Sales to U.S. military customers for the three months ended December 31, 2001, increased by $3.5 million, or 104.9%, to $6.8 million. The increase in military sales is due to several large deliveries of items to customers that were in the Company’s backlog of sales as of September 30, 2001. Sales to U.S. law enforcement customers for the three months ended December 31, 2001 decreased $0.1 million, or (4.0%) to $1.6 million. Sales to international customers for the three months ended December 31, 2001 increased $2.8 million, or 71.4%, to $6.8 million due to several large deliveries of items to customers that were in the Company’s backlog of sales as of September 30, 2001.

     Cost of Revenues: Cost of revenues increased $2.4 million, or 28.7%, to $10.8 million for the three months ended December 31, 2001 as compared to $8.4 million for the three months ended December 31, 2000. As a percentage of revenues, cost of revenues for the three months ended December 31, 2001 decreased to 69.8% as compared to 91.7% for the three months ended December 31, 2000. The decrease in cost of revenues as a percentage of revenues is attributable to a higher volume of revenues to cover fixed costs and provision of an accrual of approximately $1.5 million for the three months ended December 31, 2000. For the three months ended December 31, 2001, the Company utilized $0.3 million of this accrual of which approximately $2.7 million remains as of December 31, 2001. No such accruals were necessary in fiscal year 2002. For the three months ended December 31, 2001, the Company recorded a provision of approximately $1.7 million for excess inventory related to older, slow-moving products that was based on an analysis of its readily saleable inventory. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $102,000 for the three months ended December 31, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

     Gross Profit: As a result of the foregoing, gross profit increased $3.9 million, or 513.7%, to $4.7 million, or 30.2% of revenues, for the three months ended December 31, 2001 as compared to $0.8 million, or 8.3% of revenues, for the three months ended December 31, 2000.

     Total Operating Expenses: Total operating expenses decreased $1.5 million, or (26.5%), for the three months ended December 31, 2001. As a percentage of revenues, total operating expenses decreased to 27.7% for the three months ended December 31, 2001 as compared to 63.7% for the three months ended December 31, 2000. Selling, general and administrative (“SG&A”) expenses remained consistent. Total operating expenses decreased primarily due to an impairment loss of $1.2 million recorded during the three months ended December 31, 2000, that was associated with the Company’s Simtran operations and was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected discounted future cash flows.

     Research and development expenses decreased $0.2 million, or (13.6%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.1 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

     Operating Income: As a result of the foregoing, operating income increased $5.4 million to an income of $0.4 million, or 2.5% of revenues, for the three months ended December 31, 2001 as compared to an operating loss of $5.0 million or (55.4%) of revenues, for the three months ended December 31, 2000.

     Other Income (Expense), net: Net interest expense totalled $67,000 or 0.4% of revenues for the three months ended December 31, 2001 as compared to interest expense of $64,000, or 0.7% of revenues for the three months ended December 31, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended December 31, 2001 and 2000, the excess amount allocated to debt was reduced by approximately $878,000 and $878,000, respectively, resulting in a corresponding reduction of interest expense. Interest expense for the three months ended December 31, 2000 also included fees of approximately $38,000 associated with the debt restructuring. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

     Provision for Income Taxes: The effective tax rate increased to (22.0%) of income before taxes for the three months ended December 31, 2001 as compared to 1.1% of loss before taxes for the three months ended December 31, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

     Net Income: As a result of the foregoing, net income increased $5.3 million to a net income of $0.2 million, or 1.5% of revenues for the three months ended December 31, 2001 as compared to a net loss of $5.1 million, or (56.6%) of revenues for the three months ended December 31, 2000.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $68,000 for the three months ended December 31, 2001 as compared to $57,000 for the three months ended December 31, 2000 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock.

     Net Income applicable to common shareholders: The net income applicable to common shareholders increased $5.4 million to $0.2 million ($0.00 per share) or 1.0% of revenue. This compares to a loss of $5.2 million ($0.07) per share or (57.3%) of revenue for the three months ended December 31, 2000.

Nine Months Ended December 31, 2001 and 2000:

     Net Revenues: Revenues increased $17.2 million, or 64.2%, to $43.9 million for the nine months ended December 31, 2001 as compared to $26.7 million for the nine months ended December 31, 2000. Sales to U.S. military customers for the nine months ended December 31, 2001, increased by $14.2 million, or 215.1%, from $6.6 million to $20.8 million. Sales to U.S. law enforcement customers for the nine months ended December 31, 2001 decreased $0.5 million or (9.0%) to $5.1 million due to increased competition in this market. Sales to international customers for the nine months ended December 31, 2001 increased $3.9 million, or 28.5%, to $17.5 million. The increase in military sales is due to deliveries of items to customers that were in the Company’s backlog of sales as of September 30, 2001.

     Cost of Revenues: Cost of revenues increased $4.9 million, or 19.7%, to $30.1 million for the nine months ended December 31, 2001 as compared to $25.2 million for the nine months ended December 31, 2000. As a percentage of revenues, cost of revenues decreased to 68.5% for the nine months ended December 31, 2001 as compared to 94.1% for the nine months ended December 31, 2000. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs; the inclusion of an accrual of approximately $4.2 million in fiscal year 2001 (during the nine months ended December 31, 2001, the Company utilized approximately $1.3 million of this accrual of which approximately $2.7 million remains as of December 31, 2001), that was associated with costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts; and a $0.5 million write-off of inventory during the second quarter of fiscal year 2001 that was determined to be unrealizable due to changes in anticipated sales volume related to a particular product. No such accruals were necessary in fiscal year 2002. For the nine months ended December 31, 2001, the Company recorded a provision of approximately $1.9 million for excess inventory related to older, slow-moving products that was based on an analysis of its readily saleable inventory. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $0.3 million for the nine months ended December 31, 2000 has been reclassified from selling, general, and administrative expenses to cost of revenues.

     Gross Profit: As a result of the foregoing, gross profit increased $12.2 million, or 773.5%, to $13.8 million, or 31.5% of revenues, for the nine months ended December 31, 2001 as compared to $1.6 million, or 5.9% of revenues, for the nine months ended December 31, 2000.

     Total Operating Expenses: Total operating expenses decreased $1.0 million, or (7.8%), to $12.5 million for the nine months ended December 31, 2001 as compared to $13.5 million revenues, for the nine months ended December 31, 2000. As a percentage of revenues, total operating expenses decreased to 28.4% for the nine months ended December 31, 2001 as compared to 50.6% for the nine months ended December 31, 2000. Selling, general and administrative (“SG&A”) expenses increased $1.6 million, or 23.9%. This increase in SG&A is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company’s former President and CEO and a provision for severance costs for personnel reduction at the Company’s Simtran subsidiary and a reserve for legal fees regarding recent claims made by certain customers of the Company’s former subsidiary, Dart International, concerning the DVD component of the electronic archery system. In the opinion of management, these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Also, an impairment loss of $1.2 million was recorded during the nine months ended December 31, 2000, that was associated with the Company’s Simtran operations and was equal to the difference between the carrying value of the long-lived assets and associated goodwill of Simtran and the expected undiscounted future cash flows. Research and development expenses decreased $1.1 million, or 28.7%, primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.4 million due to the impairment of long-lived assets in fiscal year 2001, which lowered the basis of long-lived assets and goodwill.

     Operating Income: As a result of the foregoing, operating income increased $13.3 million to an income of $1.3 million, or 3.1% of revenues, for the nine months ended December 31, 2001 as compared to an operating loss of $11.9 million or (44.6%) of revenues, for the nine months ended December 31, 2000.

     Other Income (Expense), net: Net interest income totalled $0.1 million, or 0.2% of revenues for the nine months ended December 31, 2001 as compared to interest expense of $4.6 million, or 17.3% of revenues for the nine months ended December 31, 2000. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. In conjunction with the debt restructuring, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the nine months ended December 31, 2001 and 2000, the excess amount allocated to debt was reduced by approximately $2.6 million and $1.2 million, respectively, resulting in a corresponding reduction of interest expense. Interest expense for the nine months ended December 31, 2000 also included fees associated with the restructuring of approximately $644,000. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in March of 2003.

     Provision for Income Taxes: The effective tax rate increased to 40.2% of income before taxes for the nine months ended December 31, 2001 as compared to 0.1% of loss before taxes for the nine months ended December 31, 2000. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions.

     Net Income: As a result of the foregoing, net income increased $17.7 million to a net income of $0.8 million, or 1.8% of revenues for the nine months ended December 31, 2001 as compared to a net loss of $16.9 million, or (63.1%) of revenues for the nine months ended December 31, 2000.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $200,000 for the nine months ended December 31, 2001 as compared to $197,000 for the nine months ended December 31, 2000 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred.

     Net Income applicable to common shareholders: The net income applicable to common shareholders increased $16.0 million to $0.6 million ($0.01 per share) or 1.4% of revenue. This compares to a loss of $15.3 million ($0.32 per share) or (57.3%) of revenue for the nine months ended December 31, 2000, which included a Gain on Extinguishment of Preferred Stock of $1.7 million and a one-time charge of $1.2 million for impairment of long-lived assets related to Simtran.

ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of December 31, 2001, the Company had a backlog of approximately $36.8 million, as compared to $36.5 million as of December 31, 2000, comprised of $14.9 million from international customers of FATS, $0.4 from Simtran’s Canadian customers and $21.5 million from FATS U.S. military and law enforcement customers. Approximately $14.5 million of the contracted orders are scheduled for delivery during fiscal year 2002.

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

     As of December 31, 2001, the Company had working capital of $16.4 million compared to $14.6 million as of December 31, 2000. The net $1.8 million increase in working capital is primarily the result of the Company’s improved cash flow from operations as a result of its improved profitability, its reduction of inventories and reduction of its unbilled receivables. The Company’s spending year-to-date as of December 31, 2001 for capital expenditures was $0.4 million. The expenditures were primarily for manufacturing machinery, data processing equipment and software. For the quarter ended December 31, 2001, the Company was in compliance with the capital expenditure covenants of its debt agreements; however, on a fiscal year-to-date basis as of December 31, 2001, the Company was out of compliance with the capital expenditure covenants of its debt agreements. The Company has obtained a waiver from the banks.

     The Company had a net increase in cash and cash equivalents of $2.6 million for the nine months ended December 31, 2001 compared to a net decrease of $0.8 million for the nine months ended December 31, 2000. For the period ended December 31, 2001, the Company’s operating activities generated cash of approximately $3.0 million. Also, the Company is recording a reduced amount of interest expense as discussed in the “Other Income (Expense), net” section under “RESULTS OF OPERATIONS.” The Company’s investing activities used cash of approximately $0.4 million, primarily for capital expenditures.

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

CONCENTRATION OF CREDIT RISK

     At December 31, 2001, approximately $9.8 million in accounts receivable or 78.5% of total accounts receivable was due from the Company’s top ten customers, all of which is due from governmental entities.

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

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Refer to footnote 3 in the disclosures to the Company’s financial statements included in Form 10-K for the fiscal year ended March 31, 2001 for a complete listing of significant accounting policies. Firearms Training Systems, Inc. believes the following represents the critical accounting policies of the Company as contemplated by FRR 60.

Revenue Recognition

     Customer contracts that require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Accounting for such contracts is essentially a process of measuring the results of relatively long-term events and allocating those results to relatively short-term accounting periods. This involves considerable use of estimates in determining costs and profits and thereby estimating the timing of revenue recognition and in assigning the amounts to accounting periods. The process is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs, and the extent of progress toward completion. The company continually monitors each of these estimates based on the most current information available from the project managers and project engineers assigned to the programs. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These revisions could materially increase or decrease profit margins on particular contracts in future periods.

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

Inventory Reserve

     Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market is defined as net realizable value. Management periodically reviews Company inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company’s inventory change from time-to-time due to change in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the market place. As the Company develops new product lines future charges against income may be necessary to reduce inventory to its net realizable value.

Contract Cost Provision Reserve

     Management routinely assesses the Company’s performance and estimated cost to complete ongoing sales contracts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income. In the event Management anticipates incurring costs in excess of contract revenues, the Company records a contract cost provision reserve in an amount equal to the estimated costs in excess of contracted revenues in the period in which such information becomes apparent.

Warranty Cost Provision Reserve

     Management periodically estimates expected warranty costs under the Company’s standard product warranty. In determining the estimate, Management analyzes the relationship of historical standard warranty costs incurred on historical sales and the underlying product mix comprising the historical sales. Management, in turn, utilizes this historical information to estimate expected warranty costs on recent sales within the standard warranty time frame. Due to the inherent limitations in the estimation process, the potential for product defects and other unforeseen circumstances by the Company, the possibility exists that the recorded warranty provision reserve will be inadequate to offset actual warranty costs incurred resulting in additional charges against income. Also, actual warranty costs may be significantly lower than expected resulting in the reduction of the Company’s warranty provision reserve generating an addition to income in future periods.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractural Obligations
December 31, 2001
(amounts in thousands)

		Less than	Within	Within	After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt:
Working capital – borrowings	$30	$0	$30	$0	$0
Long-term debt – Senior	12,000	0	12,000	0	0
Long-term debt – Junior	26,662	0	26,662	0	0
Debt Discount*	4,391	3,512	879	0	0
Other:
Operating lease obligations	3,765	823	1,258	1,123	561
Acquisition earn-out payment	708	708	0	0	0

*	Balance represents a non-cash debt restructuring liability, which is amortized to interest expense monthly.

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

     The Company has entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services are performed on an hourly basis, plus out-of-pocket expenses, and the Company is billed accordingly. Since May 16, 2001, Mr. Sugarman has served as Interim Chief Executive Officer and President of the Company. For the three months ended December 31, 2001 and 2000, respectively, the Company incurred consulting fees of $0.1 million and $0.2 million that were included in operating expenses. For the nine months ended December 31, 2001 and 2000, respectively, the Company incurred consulting fees of $0.3 million and $0.2 million that were included in operating expenses.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 6, 2001 the Company held its Annual Stockholders’ Meeting at its headquarters in Suwanee, GA. At this meeting 65,230,643 votes, representing 93.0% of eligible votes, were represented at this meeting.

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