Form 10-K/A
period 2002-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2002-08-14
CIK 1021770

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-13105

Firearms Training Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	57-0777018
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7340 McGinnis Ferry Road
Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 813-0180

Name of exchange on which registered:

None

Securities pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.000006 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 10, 2002: $7,396,698 (based on 10,273,192 shares of non-affiliates Common Stock outstanding at $0.72 per share; the last sale price on the Over-The-Counter Bulletin Board (“OTC:BB”) on July 10, 2002)

      As of July 10, 2002, there were issued and outstanding 70,153,139 shares of Common Stock, par value $0.000006 per share.

EXPLANATORY NOTE

      The Company’s annual report on Form 10-K was previously filed with unaudited financial statements in lieu of audited financial statements because the registrant dismissed its prior public accountants, Arthur Andersen LLP, in April 2002. The Company appointed PricewaterhouseCoopers LLP as its new independent accountants and the audit has been completed. The Company is amending its annual report on Form 10-K to include audited financial statements as of and for the year ended March 31, 2002.

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

      On December 31, 2001 and March 29, 2002, the Company and its lenders amended the Company’s senior credit agreement (the “Credit Agreement”) See “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Liquidity and Capital Resources,” “Item 13. Certain Relationships and Related Transactions” and Note 3 of Notes to Consolidated Financial Statements.

Change of Control

      In connection with the Restructure, 40,235,548 shares of Common Stock constituting 58.53% of the Common Stock as of August 31, 2000 were issued to the Lenders under the Company’s senior credit agreement (the “Credit Agreement”), as partial consideration of the exchange by the Lenders of the Company’s senior indebtedness at March 31, 2000 as follows:

		(3)Number of Shares	(4)Percent of Class as
(1)Class A Voting Common Stock	(2)Name of Beneficial Owner	Beneficially Owned	of August 31, 2000

Class A Voting Common Stock	Bank of America(1)	12,307,203 shares	17.90%
Class A Voting Common Stock	BHF (USA) Capital Corporation(1)	7,100,391 shares	10.33%
Class A Voting Common Stock	U.S. Bank National Association	4,260,375 shares	6.20%
Class A Voting Common Stock	First Source Financial LLP(1)	9,467,188 shares	13.77%
Class A Voting Common Stock	Centre Entities(2)	7,100,391 shares	10.33%

(1)	Form 13-D’s filed by the three listed entities below on September 6, 2000 indicate that the following additional entities affiliated with the respective named party also claim beneficial ownership of such entity’s shares: (a) Bank of America, N.A.: Bank of America Corporation and NB Holdings Corporation; (b) BHF (USA) Capital Corporation: ING Groep NV, BHF Bank Aktiengesellschaft, and BHF (USA) Holdings, Inc.; and (c) First Source Financial LLP: Dominion Resources, Inc., Dominion Capital, Inc., Virginia Financial Ventures, Inc., and N.H. Capital, Inc.
(2)	The foregoing shares are registered in the names of various of the Centre Entities and were received as a result of the acquisition by such entities of the senior obligations held by one member of the original Lender group.

      All of the foregoing shares are held pursuant to a Voting and Stock Restriction Agreement dated as of April 1, 2000 (the “Voting Agreement”) and entered into on August 25, 2000 whereby the Lenders agreed to vote such shares as determined by Lenders holding a majority of the commitments to provide revolving credit advances (the “Required Lenders”) and granted an irrevocable proxy to Bank of America, N.A., the Agent, to vote as so directed. In addition, three of the four Directors of the Company affiliated with the Centre Entities resigned. The Required Lenders agreed for so long as the Voting Agreement was in effect to vote their shares for election of one qualified person affiliated with the Centre Entities nominated by the Centre Entities to the Board of Directors such that one such person was serving on the Board at all times. The Centre Entities also agreed to cooperate with the Lenders to identify and urge the selection of mutually acceptable, qualified candidates to constitute a majority of the current Board of Directors to serve in the interim before the next election of Directors. In addition, all parties agreed to cooperate to identify and urge the selection of a mutually acceptable, qualified candidate to serve as an active Chairman of the Board of Directors and to give due consideration in that regard to selection of a representative of the management consultant required to be retained by the Company pursuant to the Credit Agreement.

Company Overview

      Over its 18-year history, FATS® has developed over 200 types of simulated weapons, manufactured and delivered over 30,000 simulated weapons, developed over 1,000 training scenarios, and delivered over 4,000 simulators to 50 countries. FATS is a world leader in the development and production of interactive simulation systems designed to provide training for and in the use of small and supporting arms for dismounted and mounted military operations, and training for judgmental use of force for law enforcement and military peacekeeping activities. The Company has broadened its array of products to accommodate the current tactics, training and equipment available to both law enforcement and military communities. Examples include the provision of simulators and courseware to support indirect fire, less than lethal weapon applications, and multiple room engagements. Every system features embedded capabilities to support customer authoring of scenarios and comprehensive performance evaluation. Keeping pace with national and international concerns, FATS has added significant improvements to courseware and software that focus on situations that require extraordinary judgment — including operations in peace keeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in all environments — in most cases allowing the customers to utilize their organic night vision equipment.

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

      FATS understands that the current military climate of joint and combined operations is very complex, and has developed, and continues to improve its capability to interface with other types of simulators through the use of networking techniques as confirmed by the Company’s continued certification as High Level Architecture (HLA) compliant. Management believes that no company is better suited for this — given FATS’ international deployment of systems. FATS currently enables forces of varied countries to rehearse incident reaction at home station prior to deployment to areas where peacekeeping and law enforcement types of actions can easily escalate to full-scale military operations. FATS systems have proven well suited for these situations as evidenced through the several years of use by numerous customers before and during deployments to theaters of operation including Somalia, Bosnia, Kosovo and areas of the former Soviet Union.

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

      Law Enforcement Trainer. This simulator provides training to the Law Enforcement community from the individual patrolman through the team/section and SWAT teams applying the entire force continuum spectrum of options. Weapons include small arms, semi-automatic weapons, shotguns and non-lethal munitions. Systems range from the 100DP — low end limited features — to the high end Weapons Team Engagement Trainer that allows multiple room team engagements. Courseware spans the spectrum of conflict that an officer may encounter, from marksmanship, to hostage rescue/negotiations, to domestic encounters all requiring judgment and measured response. Each system has complete diagnostics and data feedback.

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

	Actual		Actual		Actual
	FY02		FY01		FY00

	Sales	%	Sales	%	Sales	%

International	$23,809	40.3%	$21,875	52.7%	$27,419	70.5%

U.S. Military	27,836	47.1%	11,224	27.0%	4,268	11.0%

U.S. Law Enforcement	6,669	11.3%	7,419	17.9%	5,560	14.3%

Hunter/Sports	743	1.3%	983	2.4%	1,642	4.2%

Total	$59,057	100.0%	$41,501	100.0%	$38,889	100.0%

      International. The Company believes that many international military and law enforcement agencies recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS systems to customers in more than 40 countries, including Canada, Great Britain, the Netherlands, Italy, Australia, and Singapore. Interest in the Company’s products tends to be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades supports a decision to purchase the Company’s systems. Recent procurement decisions have been supported by FATS expanded capabilities, particularly in the areas that are supported by the Company’s introduction of the IFT product and the HLA networking capabilities. See “Customers.” Unlike the U.S., most other countries have centralized law enforcement organizations. As a result, procurement and purchasing decisions for both military and law enforcement are typically centralized and in some instances both functions are managed through the same command structure. The procurement processes vary substantially depending upon the requirements of the particular jurisdiction.

      For fiscal 2002, 40.3% of the Company’s total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of Notes to Consolidated Financial Statements.

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

Customers

      The Company’s principal customers historically have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 40.3% of the Company’s revenues for fiscal 2002 were attributable to sales to military and law enforcement authorities internationally, 47.1% were attributable to sales to military authorities in the U.S. and 11.3% were attributable to sales to law enforcement authorities in the U.S. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company’s future results of operations and financial condition.

      The following table lists certain of the Company’s customers in fiscal 2002 in each of its principal market components:

U.S. Military	U.S. Law Enforcement	International

Defense Threat Reduction Agency	New York City Police Department	Public Works and Government Services Center Canada
United States Air Force	Connecticut Peace Officer’s Standards Training	Canadian Department of National Defense
Air National Guard	R.C.M.P. — Edmonton	British Army
United States Marine Corps

      In fiscal 2002, the Company’s five largest customers accounted for approximately 50.5% of the Company’s revenues, with four customers accounting for more than 10% of revenues. In fiscal 2001, the Company’s five largest customers accounted for approximately 34.9% of the Company’s revenues, with no customer accounting for more than 10% of revenues. Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company’s results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of Notes to Consolidated Financial Statements.

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

Backlog

      As of March 31, 2002, the Company had a backlog of approximately $59.6 million compared with $55.4 million as of March 31, 2001. Management expects that approximately $30.9 million of backlog will be delivered in fiscal 2003. Contracts with U.S. and other governments may generally be terminated by the customer, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company’s backlog will result in future revenues. However, these contracts generally provide for reimbursement of actual cost incurred through the date of termination.

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

Item 2.     Properties

		Owned or	Square	Lease	Month of
Facility	Location	Leased	Footage	Expiration	Expiration

FATS, Inc.	Suwanee, Georgia	Leased	98,100	2008	May

FATS, LTD	Lincolnshire, England	Leased	12,000	2003	July

FATS, B.V.	Waardenburg, Netherlands	Leased	4,800	2002	August

Simtran	Montreal, Canada	Leased	25,129	2012	February

FATS Australia	Lavington, Australia	Leased	10,005	2005	February

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

Item 3.     Legal Proceedings

      Pursuant to applicable ATF regulations, the Company recently advised the ATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The ATF responded that the Company should confirm the number of missing weapons and file the formal report required by ATF regulations. The Company conducted an investigation into this matter and concluded that the number of weapons missing is 41. The Company has filed the formal report with the ATF and local law enforcement authorities. The Company anticipates that it will have further communication with the ATF and it is too early to determine whether this matter will have a material adverse effect upon the Company.

      The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

      During fiscal year 2002, the Company reserved $0.3 million for legal fees regarding claims made by certain customers of the Company’s former subsidiary, Dart International concerning the DVD component of the electronic archery system. The Company successfully mitigated these claims and all were either settled for a total amount within the reserve or the charges were dropped altogether. In the opinion of management, these proceedings did not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

Executive Officers of the Registrant

      Ronavan Mohling, age 60, a Director of the Company since October 2000, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, recently served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1998 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company’s Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company’s Consumer Products Division. Mr. Mohling is a member of the Audit Committee of the Board of Directors.

      David W. McGrane, age 51, was named Chief Operating Officer of the Company in July 2002. Mr. McGrane previously served as Senior Vice President for ABB, Inc.; he was employed by ABB, Inc. from 1989 to 2002, where he served in various capacities. From 1973 to 1989, Mr. McGrane served as General Manager and other managerial positions with Westinghouse Electric Corporation.

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

	Fiscal Years Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)

Statement of Operations Data:

Total Revenue	$59,057	$41,501	$38,889	$55,514	$73,547

Gross Margin	17,450	6,475	7,194	19,331	36,321

Gross Margin %	29.5%	15.6%	18.5%	34.8%	49.4%

Operating Expenses	$17,895	$18,403	$18,269	$16,329	$23,194

Operating Income (Loss)	(445)	(11,928)	(11,075)	3,002	13,127

Interest (Income) Expense, Net	(220)	4,444	8,056	7,316	5,905

Other Expense	61	257	325	400	97

Net Income (Loss) Applicable to Shareholders	4,336	(14,108)	(18,902)	(3,107)	3,233

Basic Earnings Per Share	0.06	(0.26)	(0.91)	(0.15)	0.16

Diluted Earnings Per Share	0.06	(0.26)	(0.91)	(0.15)	0.15

Balance Sheet Data:

Working Capital	20,957	15,893	21,020	27,010	18,907

Total Assets	36,351	32,173	41,575	60,150	56,380

Long-term Debt	42,977	43,990	73,772	72,200	63,000

Redeemable Preferred Stock	27,319	27,049	0	0	0

Stockholders’ Deficit	49,802	54,086	48,201	29,633	28,231

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This analysis of the Company’s results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of the Annual Report on Form 10-K. This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature and that depend upon or refer to future events or conditions, are forward looking statements. Although the Company believes that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved.

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

      Any inability to include in future registration statements the reports on financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP’s consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets.

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

      Although the Company sells its products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 50.5%, 34.9% and 58.2% of the Company’s revenues in fiscal 2002, 2001, and 2000, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on the Company’s revenues and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company’s future results of operations and financial condition. The Company expects that sales to the U.S. military will continue to comprise a significant portion of the Company’s revenues due to renewed commitments of the U.S. government to protect and safeguard its domestic and international interests. Significant portions of the Company’s revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2002, 2001, and 2000, approximately 40.3%, 52.7%, and 70.5%, respectively, of the Company’s revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance of simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. The Company, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. Certain of the Company’s international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions, since it believes its exposure to foreign exchange rate fluctuations has not been material.

      Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, R&D costs, bid and proposal expenses, plus depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agents’ commissions, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred.

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

      On December 31, 2001 and March 29, 2002, the Company and its lenders amended the Credit Agreement. See “Liquidity and Capital Resources” and Note 3 of Notes to Consolidated Financial Statements.

Related Party Transactions

      The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002 in the connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

Results of Operations

      The following table sets forth selected data as a percentage of gross revenues for the periods indicated:

	Fiscal Year Ended March 31,

	2002	2001	2000

Total Revenue	100%	100%	100%

Gross Margin	30%	16%	21%

Operating Expenses:

Selling, General & Administrative	18%	24%	28%

Research & Development	7%	11%	10%

Depreciation and Amortization	3%	6%	7%

Impairment of Assets	2%	3%	5%

Total Operating Expense	30%	44%	50%

Operating Loss	(1)%	(29)%	(28)%

Interest Income, net	0%	11%	21%

Other Expense, net	0%	1%	1%

Net Loss Before Taxes	(1)%	(40)%	(50)%

Income Tax Benefit	8%	3%	2%

Accretion of Preferred Stock	0%	1%	1%

Net Income (Loss)	7%	(34)%	(49)%

Adjusted EBITDA(1)	4%	(21)%	(18)%

(1)	Adjusted EBITDA consists of net loss before tax excluding interest expense, net and depreciation and amortization, as further adjusted to exclude non-cash impairment of assets and restructuring charges. This metric is used to evaluate the Company’s overall operational performance and should not be considered as an alternative to net loss as a measure of operating results or to cash flow as a measure of liquidity.

     Fiscal Year Ended March 31, 2002 Compared to the Fiscal Year Ended March 31, 2001

      Net Revenues. Revenues increased $17.6 million, or 41.7%, to $59.1 million for the twelve months ended March 31, 2002 as compared to $41.5 million for the twelve months ended March 31, 2001. Sales to U.S. military customers for the twelve months ended March 31, 2002, increased by $16.6 million, or 148.2%, from $11.2 million to $27.8 million. The increase in military sales is due to significant deliveries of items to customers that were in the Company’s $55.4 million backlog of sales as of March 31, 2001. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2002 decreased $0.7 million or (9.5%) to $6.7 million due to increased competition in this market. Sales to international customers for the twelve months ended March 31, 2002 increased $1.9 million, or 8.8%, to $23.8 million.

      Gross Margin. Cost of revenues increased $6.6 million, or 18.8% to $41.6 million or 70.4% of revenues for fiscal 2002 as compared to $35.0 million, or 84.4% of revenues, for fiscal 2001. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs. In addition, the Company recorded a $4.2 million contract loss provision in fiscal 2001 associated with certain contracts and anticipated losses on existing contracts and a $0.5 million inventory write-off due to anticipated changes in future sales demand of a certain product. These decreases in costs were partially off-set by a $2.5 million increase in the Company’s inventory reserve for excess inventory related to older, slow-moving products and $0.5 million increase in the warranty provisions for certain contracts as well as to accrue for anticipated losses on existing contracts during fiscal 2002. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $967,000 for the twelve months ended March 31, 2001 has been reclassified from selling, general, and administrative expenses to cost of revenues. As a result of the foregoing, gross margin increased $10.9 million, or 167.7% to $17.4 million, or 29.5% of revenues, for fiscal year 2002 as compared to $6.5 million, or 15.6% of revenues, for fiscal 2001.

      Total Operating Expenses. Total operating expenses decreased $0.5 million, or (2.7%) to $17.9 million for fiscal 2002 as compared to $18.4 million for fiscal 2001. As a percentage of revenues, total operating expenses decreased to 30.4% for the twelve months ended March 31, 2002 as compared to 44.6% for the twelve months ended March 31, 2001. Selling, general and administrative (“SG&A”) expenses increased $0.9 million, or 9.3%. This increase in SG&A is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company’s former President and CEO and a reserve for legal fees regarding recent claims made by certain customers of the Company’s former subsidiary, Dart International, concerning the DVD component of the electronic archery system. In the opinion of management, these proceedings did not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Research and development expenses decreased $0.6 million, or (14.0%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.5 million, or (22.6%), due to the impairment of long-lived assets recorded in fiscal year 2001, which lowered the basis of long-lived assets and goodwill. The Company assessed the carrying value of its goodwill during fiscal 2002 relating to the acquisition of certain assets from SBS Technologies during fiscal year 1998 and determined it to have no value as the customer list acquired no longer had merit for future sales of the Company’s present product lines. As a result, the Company recorded an impairment loss of $1.0 million in the quarter ended March 31, 2002. The Company has no goodwill remaining as of March 31, 2002. Also, fiscal year 2002 excludes an impairment loss of $1.2 million that was related to the impairment of long-lived assets of the Company’s Simtran subsidiary in fiscal year 2001.

      Operating Income. As a result of the foregoing, operating income increased $11.5 million to a loss of $0.4 million, or (0.9%) of revenues, for the twelve months ended March 31, 2002 as compared to an operating loss of $11.9 million, or (28.7%) of revenues, for the twelve months ended March 31, 2001.

      Other Income (Expense), Net. Net interest income totalled $0.2 million, or 0.4% of revenues for the twelve months ended March 31, 2002 as compared to interest expense of $4.4 million, or 10.6% of revenues for the twelve months ended March 31, 2001. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. The exchange of the old and new credit facilities was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”) in August 2000. Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. During the twelve months ended March 31, 2002 and 2001, approximately $3.5 million and $2.0 million of the excess carrying value was amortized as a reduction of interest expense. Interest expense for the twelve months ended March 31, 2002 also excluded fees associated with the restructuring of approximately $0.6 million in fiscal year 2001. The amortization of the excess carrying amount of old borrowings will result in a much lower effective interest cost until the debt matures in September of 2003.

      Provision (Benefit) for Income Taxes. The effective tax rate was 1,710.5% of income before taxes for the twelve months ended March 31, 2002 as compared to 6.3% of income before taxes for the twelve months ended March 31, 2001. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions. The unusually large benefit in fiscal year 2002 was attributable to a $4.9 million benefit related to an anticipated refund due to the Company for carrybacks of certain net operating losses, which was a result of a change in the tax law.

The Company recorded a $1.0 million tax benefit for fiscal year 2001, which was related to an anticipated refund due to the Company for carrybacks of net operating losses.

      Accretion of Preferred Stock. The expense for the accretion of the preferred stock was a total of $0.3 million for the twelve months ended March 31, 2002 as compared to $0.3 million for the twelve months ended March 31, 2001 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. The Company records accretion of preferred stock as an offset against the amortization of the debt liability incurred during the restructure transaction in August 2000. As a result the Company incurred $2.4 million of expense related to the accretion of preferred stock during fiscal year 2002, which was off-set by ($2.1 million) of debt liability amortization, thereby resulting in a net accretion of preferred stock of $0.3 million during fiscal year 2002.

      Net Income Applicable to Common Shareholders. The net income applicable to common shareholders increased $18.4 million to $4.3 million ($0.06 per share) or 7.3% of revenue. This compares to a loss of $14.1 million ($0.26 per share) or (34.0%) of revenue for the twelve months ended March 31, 2001, which included a Gain on Extinguishment of Preferred Stock of $1.7 million and a charge of $1.2 million for impairment of long-lived assets related to Simtran.

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

      Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 2000 was a total of $0.3 million for the twelve months ended March 31, 2001 as compared to $0.3 million for the twelve months ended March 31, 2000 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock. The exchange of the old and new credit facilities was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”) in August 2000. Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. The Company records accretion of preferred stock offset against the amortization of the debt liability incurred during the restructure transaction in August 2000. As a result the Company incurred $1.3 million of expense related to the accretion of preferred stock during fiscal year 2001, which was off-set by ($1.1 million) of debt liability amortization, thereby resulting in a net accretion of preferred stock of $0.3 million during fiscal year 2001. An additional accretion amount of $0.1 million was recorded for preferred stock issued in November 1998.

      Gain on Extinguishment of Preferred Stock. This represents the excess of the value of the Series A Mandatory Redeemable Preferred Stock over the fair value of the common stock and warrants exchanged. A gain of $1.7 million was recorded during fiscal year 2001 as a result of the Restructure Transaction.

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

	Quarter Ended

	Fiscal Year 2002				Fiscal Year 2001

	(Restated)	(Restated)	(Restated)
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31

	(In thousands, except per share data)

Revenues	$11,639	$16,897	$15,396	$15,125	$10,271	$7,368	$9,109	$14,753

Gross Margin	4,480	4,687	4,652	3,631	2,987	(2,163)	758	5,225

Gross Margin %	38%	28%	30%	24%	29%	(29)%	8%	35%

Operating Expense	$4,139	$4,073	$4,267	$5,416	$3,944	$3,780	$5,805	$5,206

Operating Income (Loss)	341	614	385	(1,785)	(957)	(5,943)	(5,047)	19

Interest (Income) Expense, Net	(145)	1	67	(143)	2,346	2,225	64	(191)

Other (Income) Expense	(33)	64	31	(1)	22	284	(6)	(43)

Pre-Tax Income (Loss)	519	549	287	(1,641)	(3,325)	(8,452)	(5,105)	253

Tax Provision (Benefit)	296	186	63	(5,437)	(116)	54	54	(1,044)

Net Income (Loss)	223	363	224	3,796	(3,209)	(8,506)	(5,159)	1,297

Accretion of Preferred Stock	65	67	68	70	66	74	57	63

Gain on extinguishment of Preferred Stock	0	0	0	0	0	(1,729)	0	0

Net Income (Loss) applicable to common stockholders	158	296	156	3,726	(3,275)	(6,851)	(5,216)	1,234
Earnings per common share

Basic	0.00	0.00	0.00	0.05	(0.16)	(0.13)	(0.07)	0.02

Diluted	0.00	0.00	0.00	0.05	(0.16)	(0.13)	(0.07)	0.02

Restatement

      The Company’s interim condensed consolidated financial statements for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001 have been restated from amounts previously reported to apply the correct revenue recognition policy to certain of the Company’s sales contracts. Revenue under these contracts was previously reported upon shipment and passage of title of the underlying systems and has been revised to reflect the application of the percentage of completion method of accounting as these contracts call for significant customization of the Company’s proprietary system. The following table shows the line items that have been restated in the Company’s Condensed Consolidated Statements of Operations:

Summary of Changes

Condensed Consolidated Statements of Operations
(Unaudited and in thousands)

	Quarter Ended
	December 31, 2001

		As Previously
	Restated	Reported

Revenues	15,396	15,999

Cost of Revenues	10,744	11,255

Gross Margin	4,652	4,744

Operating income	385	477

Income before taxes	287	379

Provision for income taxes	63	94

Net income	224	285

Net income applicable to Shareholders	156	217

Earnings per share — basic	0.00	0.00

Earnings per share — diluted	0.00	0.00

	Quarter Ended
	September 30, 2001

		As Previously
	Restated	Reported

Revenues	16,897	15,863

Cost of Revenues	12,210	11,457

Gross Margin	4,687	4,406

Operating income	614	333

Income before taxes	549	268

Provision for income taxes	186	91

Net income	363	177

Net income applicable to shareholders	296	110

Earnings per share — basic	0.00	0.00

Earnings per share — diluted	0.00	0.00

	Quarter Ended
	June 30, 2001

		As Previously
	Restated	Reported

Revenues	11,639	11,048

Cost of Revenues	7,159	6,789

Gross Margin	4,480	4,259

Operating income	341	120

Income before taxes	519	298

Provision for income taxes	296	221

Net income	223	77

Net income applicable to shareholders	158	12

Earnings per share — basic	0.00	0.00

Earnings per share — diluted	0.00	0.00

      The Company’s revenues and results of operations historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company’s contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. The Company recognizes revenues primarily upon shipment of its products to its customers under multi-element arrangements, while a high percentage of the Company’s operating expenses, including personnel, rent and debt service, are relatively fixed. As a result the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on the Company’s quarterly results of operations and financial condition.

Liquidity and Capital Resources

      The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered into a restructured Credit Agreement as discussed above under “Restructure Transaction.” The initial and further amended capital structure provides approximately $2.2 million to support existing letters of credit and $0.8 in revolving loan commitments to provide future working capital requirements in connection therewith. Therefore, the Company’s primary source of liquidity and capital resources is cash generated from its operating activities. On December 31, 2001 and March 29, 2002, the Company and its Lenders amended the Amended Agreement as follows:

      On December 31, 2001, the Company and its lenders amended the Credit Agreement thereby entering into the First Amendment and Waiver to the Credit Agreement (the “First Amendment”), which made the following changes:

•	The quarterly limitations on capital expenditures were removed, but the full year limitation on capital expenditures for the Company remains at an amount equal to 20% of the Company’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the interest periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such interest periods would be payable in kind by the delivery to each of the lenders of additional Junior Secured Notes.

      On March 29, 2002, the Company and its lenders amended the Credit Agreement thereby entering into the Second Amendment and Waiver to the Credit Agreement (the “Second Amendment”), which made the following changes:

•	Certain of the Lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral.

•	The lenders agreed to continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans. The amendment requires that the Support Letters of Credit Facility be cash-collateralized at 105%.

•	The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow the Company to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

•	The Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of such New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letter of Credits outstanding.

      The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company entered into a restructured Credit Agreement in August 2000 as discussed above under “Restructure Transaction.” The Company amended the restructured Credit Agreement in December and March 2002 to provide additional working capital through a new $2.2 million letter of credit commitment and the extension of the Company’s option to pay interest on the Company’s junior secured loans through the issuance of additional junior secured loans. In addition, the Company received a $4.9 million federal income tax refund in April 2002 as a result of recent changes in the tax laws. The amendments and federal tax refund received have provided additional working capital for the Company in the near term. However, the Company’s primary source of liquidity and capital resources continues to be cash generated from its operating activities. The Company’s future operations will be constrained unless it can continue to increase revenues and reduce costs improving operating margins and generating adequate cash flow to finance working capital needs.

      The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in the current fiscal year in order to generate adequate cash flow to fund working capital needs and to service debt requirements; the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods; the Company must continue to negotiate favourable repayment terms under the Credit Agreement which is currently scheduled to mature in September 2003.

      As a result of the business and market risks noted above, the Company’s continuation as a going concern is dependent on achieving the following business objectives: (a) continue production work on existing contracts; (b) obtain new contracts for delivery in the current period and future periods; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management’s plans in response to the above objectives are to (1) continue to reinforce cost control measures to assure operations are conducted at the lowest cost possible; (2) remain focused on revenue maximization of standard products and continue to seek out new contracts with higher margin potentials and more favourable payment terms, primarily within the international and military segments of the market; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment and; (5) continue to negotiate favorable repayment terms with its lenders.

      The Company believes that this business strategy may achieve positive operating results and cash flows provided that the Company achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company. In addition, the Company could elect to pursue other business objectives that include seeking strategic partnering, a secondary offering or merger, or acquisition transactions.

      As of March 31, 2002, the Company had working capital of $21.0 million compared to $15.9 million as of March 31, 2001. The Company’s spending for its fiscal 2002 capital expenditures was $0.8 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery.

      The Company’s cash and cash equivalents increased by $2.4 million in fiscal 2002 compared to essentially no change and a net decrease of $0.9 million in fiscal 2001 and 2000, respectively. For fiscal 2002, the Company’s operating activities generated cash of approximately $4.4 million. The Company’s investing activities used $0.8 million in restricted cash, which was used to secure contract performance guarantees, used $0.8 million for capital expenditures and generated $0.1 million from the disposal of property and equipment. The Company used $0.1 million for financing activities in fiscal 2002 for repayment of long-term debt. The overall effect of foreign exchange for fiscal 2002 was a decrease in cash and cash equivalents of $0.2 million as compared to essentially no change for fiscal 2001.

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

Critical Accounting Policies

      The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgement and estimates on the part of management in its application. Refer to footnote 2 in the disclosures to the Company’s financial statements included in Form 10-K for a complete listing of significant accounting policies. Firearms Training Systems, Inc. believes the following represents the critical accounting policies of the Company as contemplated by FRR 60.

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

Commitments and Other Contractual Obligations

Disclosure of Commitments and Other Contractual Obligations

March 31, 2002

		Less than	Within	Within	After
	Total	1 year	1-3 years	4-5 years	5 years

	(Amounts in thousands)

Long-term debt:

Working capital — borrowings	$130	$0	$130	$0	$0

Long-term debt — Senior	12,000	0	12,000	0	0

Long-term debt — Junior	27,334	0	27,334	0	0

Debt discount*	3,512	3,512	0	0	0

Other:	4,436	948	1,626	1,442	420

Acquisition earn-out payment	708	708	0	0	0

*	Balance represents a non-cash debt restructuring liability, which is amortized to interest expense monthly.

Item 7(a).	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s major market risk exposure arises from changes in interest Rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at March 31, 2002.

      The following table summarizes information related to the Company’s market risk sensitive debt instruments as of March 31, 2002:

Expected Maturity Date

Fiscal Year Ending March 31, 2002

	2002	2003	2004	Thereafter	Total	Fair Value

	(Dollars in thousands)

Fixed rate debt(1)	0	0	27,335	0	27,335	27,335(3)

Average interest rate	10.00%	10.00%	10.00%		10.00%

Variable interest rate debt(2)	0	0	12,130	0	12,130	12,130

Average interest rate	6.75%	6.75%	6.75%		6.75%

(1)	Interest on fixed rate debt is 10%
(2)	Interest on variable rate debt is based on the lender’s prime rate, plus 2%
(3)	The Company believes the carrying amount of the fixed rate debt approximates fair value due to the proximity to the maturity date of September 30, 2003.

Item 8.	Financial Statements and Supplementary Data

      The Report of Independent Public Accountants, the Consolidated Financial Statements, Financial Notes to Consolidated Financial Statements and Statement Schedule that appear on pages F-1 through F-28 and S-1 of this Form 10-K are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previous Independent Accountants

      Firearms Training Systems, Inc. dismissed Arthur Andersen LLP as its independent accountants effective April 17, 2002. Firearms Training Systems, Inc.’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. Arthur Andersen LLP’s audit reports on the Firearms Training Systems, Inc.’s financial statements for the two fiscal years ending March 31, 2001 did not contain an adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for Firearms Training Systems, Inc.’s two fiscal years ending March 31, 2001 and through April 17, 2002, there were no disagreements between Firearms Training Systems, Inc. and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the Company’s two fiscal years ending March 31, 2001 and through April 17, 2002, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Firearms Training Systems, Inc. requested Arthur Andersen LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company. A copy of such letter, dated April 30, 2002, was filed as Exhibit 16.1 to Firearms Training Systems, Inc.’s Current Report on Form 8-K/A, dated as of April 30, 2002.

New Independent Accountants

      Firearms Training Systems, Inc. engaged PricewaterhouseCoopers LLP as its new independent accountants as of April 17, 2002. During the two fiscal years ending March 31, 2001 and the interim period from April 1, 2002 through April 17, 2002, Firearms Training Systems, Inc. did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

Name	Age	Position

Ronavan Mohling(1)	60	Chairman of the Board of Directors, Chief Executive Officer and Director

William J. Bratton	54	Director

Mary Ann Gilleece	61	Director

Randy Sugarman(1)	60	Director

Scott Perekslis	34	Director

R. C. Whitaker	54	Director

David W. McGrane	51	Chief Operating Officer

John A. Morelli	53	Vice President, Chief Financial Officer and Treasurer

(1)	Mr. Mohling, a Director of the Company, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Sugarman ceased to be an officer of the Company on that date in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP.

      The information contained under the heading “Executive Officers of the Registrant” in Part 1 hereof is incorporated herein by reference.

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

R.C. Whitaker

President and CEO
Strategic Distribution

      R. C. Whitaker, age 54, was named as a Director of the Company in October 2000 to fill a vacancy that was due to resignation of a director following the Restructure Transaction in fiscal year 2001. Mr. Whitaker has been with Strategic Distribution Inc. since September 2000. Prior to joining SDI, he was an Operating Partner with Pegasus Investors (a private equity funds group) from 1999 to 2000. Previous operational positions were President and CEO of Johnson Worldwide Associates (a sporting goods manufacturer) from 1996 to 1999, President and CEO of EWI, Inc. (an automotive tier 1 supplier) from 1995 to 1996, Chairman, President and CEO of Colt’s Manufacturing Company (a designer and producer of military firearms) from 1992 to 1995, and President & CEO of Wheelabrator Corporation (an industrial equipment manufacturer). In addition to Strategic Distribution Inc., he serves on the Board of Directors of Weirton Steel Corporation and Precision Navigation, Inc., as well as a member of the Board of Trustees for The College of Wooster. Mr. Whitaker is a member of the Audit Committee of the Board of Directors.

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

Ronavan Mohling

Partner and Principal
Capitol Places, LLC

      Ronavan Mohling, age 60, was named as a Director of the Company in October 2000. Mr. Mohling was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, recently served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company’s Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company’s Consumer Products Division. Mr. Mohling is a member of the Audit Committee of the Board of Directors.

Class III directors were elected in fiscal 2000 and their present terms expire with the Annual Meeting of Stockholders in 2002:

Mary Ann Gilleece, J.D., L.L.M.

Attorney, Managing Director
Van Scoyoc Kelly PLLC

      Mary Ann Gilleece, age 61, was named as a Director of the Company in March of 2001. Ms. Gilleece is an Attorney, Managing Director with Van Scoyoc Kelly PLLC, a newly formed law firm. Van Scoyoc Kelly PLLC was formed by Stu Van Scoyoc and Kevin Kelly to provide a government contracts and procurement law platform that Van Scoyoc Associates, one of Washington’s most distinctive government relation firms, can retain to address complex acquisition, procurement and regulatory issues. From 1972 to 1975 Ms. Gilleece was an Assistant Attorney General for the Commonwealth of Massachusetts. She was Counsel to the House of Representatives Committee on Armed Services from 1977 to 1983 and then in 1983 was appointed Deputy Undersecretary of Defense Research and Engineering (Acquisition Management) and served in that capacity until August, 1985 after which she returned to private practice. Ms. Gilleece was a partner in the law firm of Manatt Phelps & Phillips LLP from June 1997 to June 2002. Ms. Gilleece is a member of the Stock Options Sub-Committee of the Board of Directors.

Randy Sugarman, CPA

Managing Partner
Sugarman & Company, LLP

      Randy Sugarman, age 60, was named a Director of the Company in October 2000. Mr. Sugarman is the managing partner of Sugarman & Company LLP (Financial Consultants), which he founded in 1977. Mr. Sugarman served as Chairman of the Board of Directors of the Company from October 2000 until August 9, 2002, as interim President and Chief Executive Officer from May 2001 until August 9, 2002 and as interim Chief Operating Officer from May 2002 to July 2002. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. Mr. Sugarman is a member of the Compensation Committee.

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

Directors’ Compensation

      Each director of the Company who is not an officer of the Company is entitled to receive annual compensation of $20,000, payable quarterly. In addition, directors of the Company are reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors or committees thereof. Directors who are also employees of the Company are not separately compensated for their services as directors.

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

				Long Term Compensation
	Annual Compensation
				Restricted	Securities	All
	Fiscal	Salary	Bonus	Stock	Underlying	Other
Officer Name and Principal Position	Year	($)	($)	Awards ($)	Options (#)	Compensation

Randy Sugarman	2002	0	0	0	0	390,000	(1)
Chairman of the Board, Interim	2001	0	0	0	0	221,000	(1)
President and Chief Executive Officer and Interim Chief Operating Officer(1)

Robert F. Mecredy	2002	76,274	0	0	0	239,786	(3)(4)
President and Chief	2001	200,000	50,000	0	0	5,998	(3)
Executive Officer(2)	2000	160,000	0	0	0	5,049	(3)

John A. Morelli	2002	125,000	50,000	0	0	2,423	(3)
Vice President, Chief Financial	2001	125,000	35,000	0	0	3,089	(3)
Officer & Treasurer(5)	2000	105,000	0	18,750 (6)	90,000	5,689	(3)

(1)	Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in the connection with the conclusion of the engagement of Sugarman & Company LLP. The amounts set forth in the table consist of consulting fees for Mr. Sugarman’s services received by Sugarman & Company LLP, a company in which Mr. Sugarman is managing general partner and has an 80% ownership interest. See “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.”
(2)	Mr. Mecredy became the Company’s President and Chief Executive Officer on October 1, 1999. He resigned effective May 16, 2001.
(3)	Matching contributions made by the Company to its 401(k) plan.
(4)	Mr. Mecredy’s All Other Compensation includes severance payments of $237,500. See “Employment and Related Matters.”
(5)	Mr. Morelli also served as Chief Operating Officer from October 2000 to May 2002.
(6)	Mr. Morelli was granted 30,000 restricted shares of common stock priced at $0.625 per share during fiscal 2000. The restrictions on these shares lapsed on September 30, 2000 and March 31, 2001, respectively.

Fiscal Year-End Option Values

      The following table contains certain information regarding options to purchase common stock held as of March 31, 2002 by each of the named executive officers. There were no exercises of stock options by the named executive officers during the last fiscal year.

	Number of Securities
	Underlying		Value of Unexercised
	Unexercised Options		in-the-Money Options
	at Fiscal Year-End		at Fiscal Year-End(1)

Officer Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Randy Sugarman	0	0	$0	$0

Robert F. Mecredy	289,617	402,983	$81,600	$163,200

John A. Morelli	209,915	326,045	$65,426	$163,974

(1)	As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is based on the closing sales price of the Company’s Common Stock on the Over-The-Counter Bulletin Board as of the last day of the fiscal year, March 31, 2002, which was $0.52 per share.

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

      Mr. Morelli has received a grant of nonqualified stock options as follows: (i) an option to purchase from the Company 150,000 shares of its Class A common stock at the price of $0.50 per share, under the terms and conditions described in the Stock Option Agreement Series F, (ii) an option to purchase from the Company 150,000 shares of Common Stock, at the price of $0.50 per share, under the terms and conditions described in the Stock Option Agreement Series G (iii) an option to purchase from the Company 150,000 shares of Common Stock, at the price of $0.01 per share, under the terms and conditions described in the Stock Option Agreement Series H. During the employment period, Mr. Morelli shall be entitled to participate in the Company’s employee benefit plans that are generally available from time to time to executives of the Company, including group medical, dental, life, accidental death and dismemberment, short-term disability, long-term disability, business travel accident plans, sick leave, vacation, and the profit sharing retirement plan. Under his agreement, Mr. Morelli agreed to certain non-disclosure and non-compete agreements as long as he is receiving payments from the Company, and for up to three years thereafter, in conjunction with his employment agreement and agreed to not to directly or indirectly, induce or attempt to induce any employee of the Company to terminate or abandon his or her employment for any purpose whatsoever.

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

	Number of
	Shares of
	Common Stock
	Beneficially
Name of Beneficial Owner(1)	Owned(6)%

Bank of America Corporation(1)	12,757,426	18.2%

Dominion Resources, Inc. c/o First Source Financial, LLP(2)	9,467,188	13.5%

U.S. Bank National Association (First Bank, N.A.)(3)	4,260,375	6.1%

Centre Capital Investors II, LP(4)	26,339,374	35.7%

Centre Partners Coinvestment LP(4)	3,822,535	5.4%

Centre Capital Offshore Investors II, LP(4)	5,219,372	7.4%

Centre Capital Tax-Exempt(4)	2,944,422	4.2%

Centre Partners Management LLC(5)	34,503,168	46.0%

Centre Partners II LLC(6)	38,954,015	51.7%

Robert F. Mecredy — Resigned(8)	207,785	*

John A. Morelli(8)	248,672	*

William J. Bratton(8)	21,100	*

Scott Perekslis(9)	9,005	*

All current directors and executive officers as a group	486,562	0.7%

(1)	The address of Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina. Bank of America is the parent of NB Holdings Corporation, which is the parent company of Bank of America, N.A. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Form 3 filed on September 6, 2000 with the Securities Exchange Commission (the “Commission”), reflecting ownership as of August 25, 2000, as well as information set forth in Schedule 13-D filed on September 6, 2000.
(2)	The address of Dominion Resources, Inc. is 120 Tredegear Street, Richmond, Virginia 23219. Dominion Resources is a holding company and its subsidiaries include Dominion Capital, Inc., whose subsidiaries include Virginia Financial Ventures, Inc. and N.H. Capital, Inc., the general partners of First Source Financial, LLP. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13-D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.
(3)	The address of U.S. Bank National Association is U.S. Bank Place, 601 Second Avenue South, Minneapolis, Minnesota. Information regarding ownership of Common Stock included herein in reliance on information set forth in a Schedule 13-D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.
(4)	The address of Centre Capital Investors II, L.P., (together with Centre Partners Coinvestment, L.P., Centre Capital Tax-exempt Investors II, L.P. and Centre Capital Offshore Investors II, L.P., the “Centre Partnerships”), Centre Partners Management LLC (“Centre Management”) and Centre Partners II, LLC (together with the Centre Partnerships, the “Centre Entities”) is 30 Rockefeller Plaza, New York, New York 10020, except that the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13-D/A filed on May 16, 2002 with the Securities Exchange Commission (the “Commission”), reflecting ownership as of May 13, 2002. On May 13, 2002, 7,100,391 shares of Common Stock were acquired from PB Capital Corporation, whose parent company is Deutsche Postbank AG whose address is Friedrich-Ebert-Allee 114-126, 53113 Bonn, Germany, by the following: Centre Capital Investors II, L.P.: 4,870,385 shares; Centre Capital Tax-Exempt: 544,472 shares; Centre Capital Offshore Investors II, L.P.: 965,071 shares and Centre Partners Coinvestment L.P.: 720,463 shares.

(5)	Based on 70,153,139 shares of Common Stock outstanding on July 10, 2002. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of July 10, 2002 only by the respective named shareholder.
(6)	Information regarding ownership of Common Stock by the Centre Entities is included herein in reliance on information provided by Centre Management. Pursuant to a Management Agreement, Centre Capital Investors II, L.P., Centre Partners Offshore Investors II, L.P. and Centre Capital Tax-exempt Investors II, L.P. have delegated voting and investment power with respect to the Common Stock beneficially owned by them to Centre Management; accordingly, the aggregate security ownership of those Centre Partnerships is reflected for Centre Management as well.
(7)	Centre Partners II LLC (“Centre Partners”), as general partner of the Centre Partnerships, is reflected as beneficially owning the Common Stock owned by the Centre Partnerships. In addition, pursuant to certain co-investment arrangements, Centre Partners has been delegated voting and investment power with respect to an additional 571,181 shares of Common Stock and 57,131 warrants. Included within the shares of Common Stock are 5,246,164 warrants currently exercisable into shares of Common Stock.
(8)	Messrs. Mecredy and Morelli’s beneficial ownership includes exercisable options for 0 shares, 0 shares, 160,000 and 209,420 shares, respectively. In addition, Messrs. Mecredy and Morelli’s beneficial ownership includes 17,075 shares and 8,757 shares, respectively held in a 401(k) plan for the benefit of each person as of July 10, 2002, over which each such person has been delegated voting and investment power.
(9)	Includes 9,005 shares of Common Stock held in a 401(k) plan for the benefit of Mr. Perekslis over which Mr. Perekslis has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

Equity Compensation Plan Information

      The following table provides information about the Company’s shares of Common Stock that may be issued upon exercise of stock options under all the Company’s existing equity compensation plans as of March 31, 2002:

Equity Compensation Plan Information

	(a)
		(b)	(c)
	Number of Securities
	to be Issued Upon		Number of Securities
	Exercise of	Weighted-Average	Remaining Available for
	Outstanding	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders:

Stock option plan	2,519,577	$1.68	4,977,744

Stock compensation plan	—	—	189,733

Equity compensation plans not approved by security holders	0	$0.00	0

Total	2,519,577	$1.68	5,167,477

Item 13.     Certain Relationships and Related Transactions

Certain Transactions

      On December 31, 2001, the Company and its lenders entered into the First Amendment, which made the following changes:

•	The quarterly limitations on capital expenditures were removed, but the full year limitation on capital expenditures for the Company remains at an amount equal to 20% of the Company’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the interest periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such interest periods would be payable in kind by the delivery to each of the Lenders of additional Junior Secured Notes.

      On March 29, 2002, the Company and its lenders entered into the Second Amendment, which made the following changes:

•	Certain of the Lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral.

•	The lenders agreed to continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans. The amendment requires that the Support Letters of Credit Facility be cash-collateralized at 105%.

•	The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow the Company to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

•	The Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of such New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letter of Credits outstanding.

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

      The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

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

      The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

      2. Financial Statement Schedule.

      The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

      Schedule II — Valuation and Qualifying Accounts

      3. Exhibits.

      The following exhibits are required to be Filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit
Number		Description of Exhibits

3.01	—	By-laws of the Company. (Filed as Exhibit 3.06 to the Company’s Registration Statement No. 333-13105)
3.02	—	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996)
3.03	—	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, Preferences, rights, Qualification, limitations and Restrictions of the series dated November 13, 1998. (Filed as exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
3.04	—	Certificate of Amendment to the Certificate of Incorporation of the Company dated (and Filed with the Office of the Secretary of State of Delaware on) August 25, 2000.
3.05	—	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, Preferences, rights, qualifications, limitations and Restrictions of the series dated August 24, 2000 (Filed with the office of the Secretary of State of Delaware on August 25, 2000)
9.01	—	Voting and Stock Restriction Agreement dated as of April 1, 2000 among the financial institutions listed on the signature pages thereof and Bank of America, (Filed as Exhibit 9.01 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

Exhibit
Number		Description of Exhibits

9.02	—	Letter from Bank of America dated August 25, 2000 and signed by the Centre entities named therein and the non- Centre lenders named therein with respect to the (Filed as Exhibit 9.02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.01-01	—	Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated as of April 1, 2000, among the Company, FATS, Inc. and Bank of America, N.A., successor in interest to NationsBank, N.A., as Agent and as Issuing Bank, and the Financial (Filed as Exhibit 10.01-01 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.01-02	—	Loan Agreement and Exchange Agreement dated as of April 1, 2000 among the Company, FATS, Inc., the lenders named therein and Centre Capital Investors (Filed as Exhibit 10.01-02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.03	—	Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (Filed as Exhibit 10.06 to the Company’s Registration Statement No. 333-13105)
10.04	—	Assignment and Assumption Agreement dated as of January 1, 1997 among the Company, FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.05	—	Borrower’s Consent and Agreement dated as of October 15, 1997 between FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
10.06	—	Pledge Agreement dated as of January 1, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.07	—	Parent’s Consent dated as of October 15, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
10.09-01	—	Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)
10.09-02	—	First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)
10.09-03	—	Second Amendment to Lease Agreement, dated December 21, 1995, between the Company and Schneider Atlanta, L.P. (Filed as Exhibit 10.10 to the Company’s Registration Statement No. 333-13105)
10.10	—	Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other Individuals. (Filed as Exhibit 10.12 to the Company’s Registration Statement No. 333-13105)
10.11	—	Firearms Training Systems, Inc. Stock Option Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement No. 333-13105)
10.12	—	Stock Option Agreement Series A, dated as of September 18, 1996 between the Company and Peter A. Marino. (Filed as Exhibit 10.14 to the Company’s Registration Statement No. 333-13105)

Exhibit
Number		Description of Exhibits

10.12-01	—	Schedule identifying Stock Option Agreements Series A substantially identical in all material respects to Exhibit 10.12. (Filed as Exhibit 10.12-01 to the Company’s report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.13	—	Stock Option Agreement Series B, dated as of September 18, 1996 between the Company and Peter A. Marino. (Filed as Exhibit 10.15 to the Company’s Registration Statement No. 333-13105)
10.13-01	—	Schedule identifying Stock Option Agreements Series B substantially identical in all material respects to Exhibit 10.13. (Filed as Exhibit 10.13-01 to the Company’s report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.14	—	Stock Option Agreement Series C, dated as of September 18, 1996 between the Company and William J. Bratton. (Filed as Exhibit 10.16 to the Company’s Registration Statement No. 333-13105)
10.14-01	—	Schedule identifying Stock Option Agreements Series C substantially identical in all material respects to Exhibit 10.14. (Filed as Exhibit 10.16.01 to the Company’s Registration Statement No. 333-13105)
10.14-02	—	Form of Restricted Stock Award Agreement issued to Mr. Morelli under Item 11, “Executive Compensation,” Herein (Filed as Exhibit 10.14-02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.15	—	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.17 to the Company’s Registration Statement No. 333-13105) (Filed as Exhibit 10.18 to the Company’s Registration Statement No. 333-13105)
10.16	—	Registration Rights Agreement, dated as of April 1, 2000 among the Company and the Institutional Holders (Filed as Exhibit 10.16 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.17	—	Firearms Training Systems, Inc. Executive Severance Benefit Plan. (Filed as Exhibit 10.19 to the Company Registration Statement No. 333-13105)
10.18	—	Employment Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.20 to the Company’s Registration Statement No. 333-13105)
10.18-01	—	Resignation Agreement, dated as of September 15, 1999, between the Company and Peter A. Marino. (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1999)
10.19	—	Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (Filed as Exhibit 10.21 to the Company’s Registration Statement No. 333-13105)
10.19-01	—	Schedule listing Agreements to Limit Future Competition Substantially identical in all material respects to Exhibit 10.19. (Filed as Exhibit 10.21-01 to the Company’s Registration Statement No. 333-13105)
10.20	—	License Agreement, dated October 31, 1991 by and between Microware Systems Corporation and the Company. (Filed as Exhibit 10.23 to the Company’s Registration Statement No. 333-13105)
10.21	—	Warrant to purchase Class B Non Voting Common Stock of the Company dated November 13, 1998. (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended Quarter ended December 31, 1998)

Exhibit
Number		Description of Exhibits

10.22	—	Form of Amended Warrant to Purchase Common Stock of (Filed as Exhibit 10.22 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.23	—	Form of Warrant to Purchase Common Stock of the (Filed as Exhibit 10.23 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.24	—	Stock Option Agreement dated as of November 13, 1998 between the Company and Centre Partners Management LLC. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.25	—	Securities Purchase Agreement dated as of November 13, 1998 between the Company and Centre Entities. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.26	—	Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited and Firearms Training Systems, B.V. and the Centre Entities dated June 1, 1999. (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.27	—	Securities Exchange and Release Agreement dated as of April 1, 2000 among the investors named therein and (Filed as Exhibit 10.27 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.28	—	First Amendment and Waiver to the Second Amended and Restated Credit Agreement and Partial Exchange (Previously filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)
10.28-01	—	Second Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated (Previously filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)
10.29	—	Employment Agreement dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.29-01	—	Amended Employment Agreement dated as of February 18, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-02	—	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-03	—	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-04	—	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31	—	Employment agreement dated as of November 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-01	—	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

Exhibit
Number		Description of Exhibits

10.31-02	—	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-03	—	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-04	—	Separation and General Release Agreement, dated as of May 16, 2001, between the Company and Robert F. Mecredy including form of amendments to Series F and Series H options agreements. (Filed as Exhibit 10.31-04 to the Company’s Quarterly Report on Form 10-K for the Fiscal Year ended March 31, 2001)
21.01	—	Subsidiaries of the Company.
23.02	—	Consent of PricewaterhouseCoopers LLP, dated August 13, 2002
24.01	—	Power of Attorney (set forth on page V-1)
99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      None

      (c) Exhibits.

      See (a) (3) above.

      See (a) (2) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Firearms Training Systems, Inc.:

      In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended March 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Atlanta, Georgia

July 12, 2002, except Note 12, which is dated August 12, 2002

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

May 18, 2001

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31

	2002	2001

	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$4,252	$1,864

Restricted cash	1,434	628

Accounts receivable, net of allowance of $352 and $359 in 2002 and 2001, respectively	10,500	8,591

Income taxes receivable	4,488	809

Costs and estimated earnings in excess of billings on uncompleted contracts	1,816	1,480

Unbilled receivables	1,378	1,355

Inventories, net	9,434	12,526

Prepaid expenses and other current assets	1,444	1,117

Total current assets	34,746	28,370

Property and equipment, net	1,579	2,647

Other noncurrent assets	26	—

Goodwill, net of accumulated amortization of $3,958 in 2001	—	1,156

Total assets	$36,351	$32,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$4,430	$2,902

Accrued liabilities	5,053	3,895

Accrued interest	861	954

Billings in excess of costs and estimated earnings on uncompleted contracts	285	277

Deferred revenue	902	1,633

Warranty and contracts cost provision reserve — Current	2,258	2,816

Total current liabilities	13,789	12,477

Long-term debt	42,977	43,990

Deferred income taxes	22	223

Warranty and contracts cost provision reserve — Noncurrent	1,467	1,724

Other noncurrent liabilities	579	796

Total liabilities	58,834	59,210

Commitments and contingencies (Note 10)

Mandatory redeemable preferred stock (Note 4)	27,319	27,049

Stockholders’ Deficit:

Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 and 70,084 shares issued and outstanding in 2002 and 2001, respectively	—	—

Additional paid-in capital	122,314	122,273

Stock warrants	613	613

Accumulated deficit	(172,350)	(176,686)

Cumulative foreign currency translation adjustment	(379)	(286)

Total stockholders’ deficit	(49,802)	(54,086)

Total liabilities and stockholders’ deficit	$36,351	$32,173

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

March 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands, except per share data)

Revenues	$59,057	$41,501	$38,889

Cost of revenues	41,607	35,026	30,689

Gross margin	17,450	6,475	8,200

Operating expenses:

Selling, general, and administrative expense	11,065	10,119	10,974

Research and development expenses	4,083	4,747	3,992

Depreciation and amortization	1,776	2,293	2,508

Restructuring charge (Note 2)	—	—	(143)

Impairment of assets	971	1,244	1,944

Total operating expenses	17,895	18,403	19,275

Operating loss	(445)	(11,928)	(11,075)
Other income (expense), net

Interest income	243	247	—

Interest expense	(23)	(4,691)	(8,056)

Other expense, net	(61)	(257)	(325)

Total other income (expense), net	159	(4,701)	(8,381)

Loss before benefit for income taxes	(286)	(16,629)	(19,456)

Benefit for income taxes	(4,892)	(1,052)	(808)

Income (loss) before accretion of preferred stock	4,606	(15,577)	(18,648)

Accretion of preferred stock	(270)	(260)	(254)

Gain on extinguishment of preferred stock	—	1,729	—

Net income (loss) applicable to common shareholders	$4,336	$(14,108)	$(18,902)

Basic income (loss) per share	$0.06	$(0.26)	$(0.91)

Diluted income (loss) per share	$0.06	$(0.26)	$(0.91)

Weighted average common shares outstanding — basic	70,152	53,643	20,760

Weighted average common shares outstanding — diluted	70,829	53,643	20,760

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2002, 2001, and 2000

		Class A		Class B Nonvoting
	Comprehensive	Common		Common
	Income						Stock	Unearned
	(Loss)	Shares	Amount	Shares	Amount	APIC	Warrants	Compensation

	(In thousands, except share amounts)

Balance, March 31, 1999	$(3,336)	19,020,213	0	1,694,569	0	114,324	0	0

Net loss	(18,902)	0	0	0	0	0	0	0

Common stock issued to Company Employee Stock 401(k) Plan	0	101,734	0	0	0	84	0	0

Issuance of restricted stock	0	272,500	0	0	0	184	0	(184)

Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	7

Foreign currency translation adjustment	243	0	0	0	0	0	0	0

Balance, March 31, 2000	$(18,659)	19,394,447	0	1,694,569	0	114,592	0	(177)

Net loss	(14,108)	0	0	0	0	0	0	0

Common stock issued to Company Employee Stock 401(k) Plan	0	332,875	0	0	0	72	0	0

Forfeiture of restricted stock	0	(32,500)	0	0	0	0	0	0

Common stock issued in conjunction with debt restructuring	0	48,695,212	0	0	0	7,609	0	0

Exchange of Class B Nonvoting Shares for Class A Voting shares — Centre Entities	0	1,694,569	0	(1,694,569)	0	0	0	0

Stock warrants issued in exchange for Series A preferred stock	0	0	0	0	0	0	613	0

Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	177

Foreign currency translation adjustment	(248)	0	0	0	0	0	0	0

Balance, March 31, 2001	$(14,356)	70,084,603	0	0	0	122,273	613	0

Net income	4,336	0	0	0	0	0	0	0

Common stock issued to Company Employee Stock 401(k) Plan	0	68,536	0	0	0	41	0	0

Foreign currency translation adjustment	(93)	0	0	0	0	0	0	0

Balance, March 31, 2002	$4,243	70,153,139	$0	0	$0	$122,314	$613	$0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Cumulative
	Accumulated	Translation
	Deficit	Adjustment	Total

	(In thousands, except share amounts)

Balance, March 31, 1999	(143,676)	(281)	(29,633)

Net loss	(18,902)	0	(18,902)

Common stock issued to Company Employee Stock 401(k) Plan	0	0	84

Issuance of restricted stock	0	0	0

Amortization of deferred stock-based compensation	0	0	7

Foreign currency translation adjustment	0	243	243

Balance, March 31, 2000	(162,578)	(38)	(48,201)

Net loss	(14,108)	0	(14,108)

Common stock issued to Company Employee Stock 401(k) Plan	0	0	72

Forfeiture of restricted stock	0	0	0

Common stock issued in conjunction with debt restructuring	0	0	7,609

Exchange of Class B Nonvoting Shares for Class A Voting shares — Centre Entities	0	0	0

Stock warrants issued in exchange for Series A preferred stock	0	0	613

Amortization of deferred stock-based compensation	0	0	177

Foreign currency translation adjustment	0	(248)	(248)

Balance, March 31, 2001	(176,686)	(286)	(54,086)

Net income	4,336	0	4,336

Common stock issued to Company Employee Stock 401(k) Plan	0	0	41

Foreign currency translation adjustment	0	(93)	(93)

Balance, March 31, 2002	$(172,350)	$(379)	$(49,802)

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

March 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands)

Operating activities:

Net income (loss)	$4,336	$(14,108)	$(18,902)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Employee stock compensation plan — 401(k)	7	72	84

Employee compensation — other	10	0	0

Gain on extinguishment of preferred stock	0	(1,729)	0

Noncash reduction of debt restructuring liability	(3,512)	(2,049)	0

Noncash refinancing cost	0	250	0

Amortization of deferred stock-based compensation	0	177	7

Accretion of mandatory redeemable preferred stock, net	270	260	254

Depreciation	1,591	2,042	1,991

Loss on impairment of long-lived assets	971	1,244	1,944

Change in inventory reserve	2,482	4	0

Change in warranty and contracts cost provision reserve	(642)	3,885	0

Amortization of goodwill	185	251	517

Amortization of loan costs	0	332	910

(Gain) loss on sale of assets	(56)	178	10

Deferred income taxes	(201)	(96)	2,651

Changes in assets and liabilities:

Accounts receivable, net	(1,909)	(1,937)	12,594

Unbilled receivables	(47)	1,427	472

Costs and estimated earnings in excess of billings on uncompleted contracts	(302)	0	0

Inventories	844	3,816	1,495

Prepaid expenses and other current assets	(327)	(493)	79

Accounts payable	1,525	504	(3,047)

Accrued liabilities	3,934	4,605	439

Income taxes payable/(receivable)	(3,734)	364	(1,527)

Deferred revenue	(730)	(23)	338

Billings in excess of costs and estimated earnings on uncompleted contracts	13	1,203	0

Noncurrent liabilities	(294)	(390)	316)

Total adjustments	78	13,897	19,527

Net cash provided by (used in) operating activities	4,414	(211)	625

Investing activities:

(Increase) decrease in restricted cash	(806)	714	(1,342)

Purchase of property and equipment	(758)	(736)	(1,494)

Proceeds from disposal of property and equipment	59	52	(315)

Net cash (used in) provided by investing activities	(1,505)	30	(2,836)

Financing Activities:

Proceeds from borrowings of long-term debt	0	200	43,372

Repayments of long-term debt	(70)	0	(41,800)

Deferred financing costs	0	0	(315)

Net cash (used in) provided by financing activities	(78)	200	1,257

Effect of change in foreign exchange rates	(174)	(41)	35

Net increase (decrease) in cash and cash equivalents	2,388	(22)	(919)

Cash and cash equivalents, beginning of year	1,864	1,886	2,805

Cash and cash equivalents, end of year	$4,252	$1,864	$1,886

Supplemental disclosure of cash paid (received) for:

Interest	$965	$1,010	$4,695

Income taxes	$(1,030)	$(1,327)	$433

Noncash transactions:

Interest payments made through issuance of additional debt (Note 3)	$2,569	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002, 2001 and, 2000

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

      The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the “Operating Subsidiary”). As of March 31, 2002, FATS, Inc. had six wholly owned subsidiaries (collectively, the “Subsidiaries”): Firearms Training Systems Limited (the Operating Subsidiary’s U.K. subsidiary), F.A.T.S. Singapore Pte, Ltd., Firearms Training Systems Netherlands, B.V., Simtran Technologies, Inc., which is based in Montreal, Canada (“Simtran”), FATS Canada Holdings, and Firearms Training Systems Australia Pty Ltd.

      The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company entered into a restructured Credit Agreement in August 2000 as discussed above under “Restructure Transaction.” The Company amended the restructured Credit Agreement in December and March 2002 to provide additional working capital through a new $2.2 million letter of credit commitment and the extension of the Company’s option to pay interest on the Company’s junior secured loans through the issuance of additional junior secured loans. In addition, the Company received a $4.9 million federal income tax refund in April 2002 as a result of recent changes in the tax laws. The amendments and federal tax refund received have provided additional working capital for the Company in the near term. However, the Company’s primary source of liquidity and capital resources continues to be cash generated from its operating activities. The Company’s future operations will be constrained unless it can continue to increase revenues and reduce costs improving operating margins and generating adequate cash flow to finance working capital needs.

      The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in the current fiscal year in order to generate adequate cash flow to fund working capital needs and to service debt requirements; the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods; the Company must continue to negotiate favourable repayment terms under the Credit Agreement which is currently scheduled to mature in September 2003.

      As a result of the business and market risks noted above, the Company’s continuation as a going concern is dependent on achieving the following business objectives: (a) continue production work on existing contracts; (b) obtain new contracts for delivery in the current period and future periods; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management’s plans in response to the above objectives are to (1) continue to reinforce cost control measures to assure operations are conducted at the lowest cost possible; (2) remain focused on revenue maximization of standard products and continue to seek out new contracts with higher margin potentials and more favourable payment terms, primarily within the international and military segments of the market; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment and; (5) continue to negotiate favourable repayment terms with its lenders.

      The Company believes that this business strategy may achieve positive operating results and cash flows provided that the Company achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies

     Reclassification

      Certain balances in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year.

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

      Other governmental contracts require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications. These contracts are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the total costs for each contract. Contract costs include all direct material, direct labor and other costs directly related to the contract. Selling, general, and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Restricted Cash

      Restricted cash represents escrow accounts at two financial institutions, which have been established to collateralize letters of credit to ensure contract performance by the Company under certain contracts. The cash is invested in certificates of deposit yielding 1.25% with maturity dates ranging from June 30, 2002 to September 18, 2002, unless otherwise extended.

  Inventories

      Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average basis or market. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the fiscal year ended March 31, 2002, the Company increased its reserve for excess and obsolete inventory, based on its analysis of existing inventory in conjunction with future estimated sales demand, by $3.5 million.

      Inventories consist of the following (in thousands):

	March 31,

	2002	2001

Raw materials	$8,874	$7,997

Work in process	2,668	3,998

Finished goods	1,412	1,559

Inventories, gross	12,954	13,554

Less reserves	(3,520)	(1,028)

Inventories, net	$9,434	$12,526

  Long-Term Contracts

      Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2002 and March 31, 2001, respectively, are as follows (in thousands):

	March 31,	March 31,
	2002	2001

Costs incurred on uncompleted contracts	$14,305	$2,459

Estimated earnings	6,536	1,568

	$20,841	$4,027

Less: billings to date	(19,310)	(2,824)

	$1,531	$1,203

      Such amounts are included in the following accounts (in thousands):

	March 31,	March 31,
	2002	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,816	$1,480

Billings in excess of costs and estimated earnings on uncompleted contracts	(285)	(277)

	$1,531	$1,203

  Property and Equipment

      Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

      SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company compares the estimated future undiscounted cash flows expected to result from the use of the asset, and the proceeds from its eventual disposition, with the assets carrying value. In the event the assets carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recorded for the difference. During fiscal years 2002, 2001 and 2000, the Company recorded impairment losses of $971,000, $1,244,000 and $1,944,000, respectively, which is discussed in the following paragraphs. Having found no other instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, thus requiring the recognition of an impairment loss, management believes that the other long-lived assets in the accompanying balance sheets are appropriately valued.

      Throughout fiscal year 2002, the Company assessed the carrying value of its goodwill recorded upon acquisition of certain assets from SBS Technologies during fiscal year 1998 and determined it to have no value in the quarter ended March 31, 2002. The Company recorded an impairment loss of $971,000. The impairment loss is included in operating expenses in the accompanying statements of operations for the fiscal year ended March 31, 2002.

      During the third quarter of fiscal year 2001, management began an evaluation of the operations of Simtran, in response to Simtran’s declining customer order backlog and the strategic repositioning plan for Simtran. Management assessed the recoverability of the assets of Simtran by estimating the future undiscounted cash flows expected to result from future Simtran operations and determined that an impairment of long-lived assets had occurred. Management recorded an impairment loss of $1,244,000, comprised of $608,000 of certain fixed assets and $636,000 of unamortized goodwill. The impairment loss is included in operating expenses in the accompanying statements of operations for the fiscal year ended March 31, 2001.

      During the fourth quarter of fiscal year 2000, the Company reviewed the historical and projected results for its Dart subsidiary, noting that the division was performing well below the expectations of management and had experienced recurring operating losses and negative cash flows. As a result of the changes in operations at the subsidiary, the Company reviewed the goodwill created as a result of the purchase of Dart for impairment

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as an event occurred that may indicate that the carrying amount of the goodwill may not be recoverable. The Company estimated the future undiscounted cash flows expected to result from future Dart operations and determined that the entire amount of the unamortized goodwill at March 31, 2000, which was associated with this subsidiary, had no value. An impairment charge of $1,944,000 equal to the unamortized goodwill was recorded the impairment loss is included in operating expenses in the accompanying statement of operations for the fiscal year ended March 31, 2000.

Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	March 31,

	2002	2001

Sales commissions, bonuses, and agents’ commissions	$554	$843

Accrued salaries and related expenses	1,237	894

Professional fees	994	414

Accrued severance costs	116	23

Other	2,152	1,721

Total accrued liabilities	$5,053	$3,895

Warranty and Contracts Cost Provision Reserve

      The warranty and contract cost provision reserve is comprised of the following (in thousands):

	March 31,	March 31,
	2002	2001

Contract cost provision reserve	$3,175	$4,013

Warranty provision reserve	550	527

	$3,725	$4,540

Less: current portion	(2,258)	(2,816)

	$1,467	$1,724

      During the fiscal year ended March 31, 2001, the Company recorded accruals of approximately $4.2 million associated with the costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These were primarily due to increases in costs associated with the delivery of products. The additional costs were not originally anticipated at the time the warranty program or related contracts were entered into. Based on the Company’s revised estimates, the related revenue from these programs were no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. During the fiscal year ended March 31, 2002, $1.5 million of this accrual was consumed leaving a balance of $2.7 million as of March 31, 2002. During fiscal 2002, the Company recorded $0.5 million for warranty cost provisions of certain contracts and to accrue for losses on existing contracts.

Stock-Based Compensation Plans

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted. Certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note 6).

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

      The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 2002 and 2001. In management’s opinion, the carrying amounts of these financial instruments, with the exception of the long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments at March 31, 2001 and 2000. A portion of long-term debt bears interest at a fluctuating rate based on the prime rate. The Company therefore believes that the carrying amount of fluctuating rate debt approximates fair value. The remaining portion of the Company’s long-term debt is fixed at 10%. The Company believes the carrying amount of the fixed rate debt approximates fair value due to the close proximity to the maturity date of September 30, 2003.

	March 31, 2002		March 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	4,252	4,252	1,864	1,864

Restricted cash	1,434	1,434	628	628

Accounts receivable	10,500	10,500	8,591	8,591

Accounts payable	4,430	4,430	2,902	2,902

Long-term debt — fluctuating rate	12,130	12,130	12,200	12,200

Long-term debt — fixed rate	27,335	27,335	24,765	27,335

  Class B to Class A Common Shares Exchange

      On April 24, 1998, 1,694,569 shares of the Company’s voting Common Stock were exchanged by a group of major shareholders managed by Centre Partners Management, LLC (the “Centre Entities”) for an equal amount of nonvoting Class B common stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B common stock to shares of Common Stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Common Stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Common Stock are transferred to an unaffiliated person. As discussed in Note 4, the Company entered into a Securities Exchange and Release Agreement with the Centre Entities, which resulted in the

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

release of the restrictions on the conversion of the Class B to Common Stock. The Centre Entities then converted all of its shares of Class B common stock to Common Stock during fiscal year 2001.

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

      SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as FASB Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” This statement is not expected to have a material effect on the Company’s financial position or results of operations.

      SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. During fiscal year 2002, the Company analyzed its remaining balance of goodwill and determined it was fully-impaired. The Company recorded an impairment loss of $971,000 million relating to goodwill that had been recorded upon acquisition of certain assets from SBS Technologies during fiscal year 1998 that is included in operating expenses in the accompanying statements of operations. The Company will adopt this standard in the first quarter of fiscal year 2003 and is not expected to have a material effect on the Company’s financial position or results of operations, as there is no remaining goodwill on the Company’s balance sheet as of March 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Restructuring Charge

      The Company recognized a restructuring charge of $870,000 related to a workforce reduction and certain other measures implemented to enhance future profitability in fiscal year 1999. The Company recorded a $143,000 decrease in operating expenses in fiscal year 2000 as a result of the reversal of the unused portion of this accrual.

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

3. Long-Term Debt

      At March 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

	2002	2001

Working capital — borrowings	$130	$200

Long-term debt — senior	12,000	12,000

Long-term debt — junior	27,335	24,765

Debt discount	3,512	7,025

Total	$42,977	$43,990

      In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company’s previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Common Stock, 20,463,716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in Senior Secured Loans, and approximately $22,034,000 of Junior Secured Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a sub limit of $828,000. As of March 31, 2002, outstanding Revolving Loans totalled $130,000 and outstanding Letters of Credit totalled $548,000, with $204,000 in available unused funds.

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

      During the quarter ended September 30, 2001, the Company’s capital expenditures, on a quarterly and year to date basis, exceeded the amount allowable under the new credit agreement. As a result, the Company was not in compliance with the covenants of the new credit agreement. On November 14, 2001 the Company obtained a waiver from the lenders for the covenant violation.

      During the quarter ended December 31, 2001, the Company’s capital expenditures, on a year-to-date basis, exceeded the amount allowable under the New Credit Agreement. As a result, the Company was not in compliance with the covenants of the New Credit Agreement. On December 31, 2001 the Company obtained a waiver from the lenders for the covenant violation and in conjunction with the waiver, amended the New Credit Agreement as follows:

•	The quarterly limitations on capital expenditures were removed, but the full year limitation on capital expenditures for the Company remains at an amount equal to 20% of the Company’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the interest periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such interest periods would be payable in kind by the delivery to each of the lenders of additional Junior Secured Loans.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 29, 2002, the Company and its lenders further amended the New Credit Agreement as follows:

•	Certain of the lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral.

•	The lenders agreed to continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans. The amendment requires that the Support Letters of Credit Facility be cash-collateralized at 105%.

•	The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow the Company to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

•	The Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of such New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letter of Credits outstanding.

      All borrowings under the amended agreements mature on September 30, 2003. The New Credit Agreement, as amended, provides an option, at the Company’s discretion if no default events then exist, to extend the maturity date of the Senior and the Junior Secured Loans to March 31, 2004 for a fee equal to 1% of the outstanding principal balance of the Senior and Junior Secured Loans at the time of the extension. The Senior Secured Loans bear interest at prime plus 2%, (6.75% at March 31, 2002), payable quarterly in cash or by delivery of additional Junior Secured Loans. The Junior Secured Loans bear interest at 10%, payable quarterly in notes with the same terms or in cash if the Company’s EBITDA exceeds 120% of the amount necessary for payment of interest on the loans, excluding the Junior Secured Loans. During the year ended March 31, 2002 the Company issued additional Junior Secured Loans as payment in kind of junior interest totalling $3,634,335. The additional Junior Secured Loans issued are included in the total Junior Secured Loan amount above. The Revolving Loans and support Letters of Credit bear interest at the Prime Rate plus 2% (6.75% at March 31, 2002), payable quarterly in cash. As of March 31, 2002, the effective future interest rate on all borrowings under the new credit agreement was approximately 0.2%.

      The borrowings under the old agreement and the New Credit Agreement are secured by substantially all of the Company’s assets, a pledge of all of the common shares of the operating subsidiary, and a pledge of 65% of the capital stock of the Company’s foreign subsidiaries. The New Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain interest coverage ratios, as defined, to be maintained. At March 31, 2002, the Company’s capital expenditures, on a year-to-date basis, exceeded the amount allowable under the New Credit Agreement, as amended on December 31, 2001. As a result, the Company was not in compliance with the covenants of the New Credit Agreement. On July 10, 2002, the Company obtained a waiver from the lenders for the covenant violation.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Series B Preferred Stock

      In August 2000, the board of directors approved an amendment to the articles of incorporation to change the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the latest maturity date (September 30, 2003) of the senior secured debt (Note 3) at the liquidation value thereof. The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (Note 3). Accretion related to dividends earned during the year ended March 31, 2002 totalled approximately $2,353,000. As discussed in Note 3, this amount was offset by the reduction of approximately $2,083,000 in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $270,000 for the year ended March 31, 2002.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than cause (as defined in the Plan) prior to the third anniversary of the option date, 16.7% of the options shall be exercisable for each anniversary of the option date prior to the optionee’s termination date. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series B Options

      Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series B options were issued. The options are generally exercisable on the ninth anniversary but are subject to acceleration based on defined earnings targets. The options expire after the ninth anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series C Options

      Options under this series are available for grant to nonemployee directors. During the year ended March 31, 2002, no Series C options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event the optionee ceases to be a director, options shall be exercisable to the extent they are vested on the effective date the optionee ceases to be a director.

     Series D Options

      Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series D options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series E Options

      Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series E options were issued. The options are generally exercisable one-third on September 30, 2000, one-third on March 31, 2001 and one-third on September 30, 2001. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

     Series F Options

      Options under this series are available for grant to executive officers. During the year ended March 31, 2002, no Series F options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Series G Options

      Options under this series are available for grant to executive officers. The options are exercisable at the end of the fiscal year and annually thereafter, beginning March 31, 2001, based on the Company meeting specific financial performance goals at the end of its fiscal year. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

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

     Series H Options

      Options under this series are available for grant to executive officers. The options are vested upon the sale of the Company, with certain limitations and multipliers based on the fair market value per share sale price of the Company. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are exercisable on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

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

      A summary of changes in outstanding options during the years ended March 31, 2000, 2001, and 2002 is as follows:

			Weighted Average
	Options	Exercise Price	Exercise Price

Outstanding, March 31, 1999	2,221,152	$0.69 – $14.00	$3.65

Granted	673,400	0.50 – 1.00	0.69

Cancelled	(679,698)	0.56 – 14.00	3.86

Outstanding, March 31, 2000	2,214,854	$0.50 – $12.00	$2.82

Granted	1,206,900	0.01 – 0.69	0.35

Cancelled	(425,069)	0.56 – 12.00	3.21

Outstanding, March 31, 2001	2,996,685	$0.01 – $12.00	$1.77

Granted	0	0.00 – 0.00	0.00

Cancelled	(477,108)	0.19 – 12.00	2.21

Outstanding, March 31, 2002	2,519,577	$0.01 – $12.00	$1.68

Shares available for future grants	4,977,744

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2002, 2001, and 2000, options to purchase 2,519,577, 1,057,416, and 810,288 shares, respectively, were exercisable with weighted averages prices of $1.68, $3.15, and $3.59, respectively.

      The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)

Risk-free interest rate	N/A	5.00%	5.00%

Expected dividend yield	N/A	0	4.0

Expected lives (in years)	N/A	4.0	4.0

Expected volatility	N/A	150.00%	153.20%

      The total value of options granted during the years ended March 31, 2001 and 2000 was computed as approximately $194,000, and $340,000, respectively, which are being amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per diluted share for the years ended March 31, 2002, 2001, and 2000 would have been as follows:

	Year Ended March 31,

	2002	2001	2000

Net income (loss)	$3,551	$(16,184)	$(20,254)

Net income (loss) per share — diluted	$0.05	$(0.30)	$(0.98)

      The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
Range of Exercise Prices	03/31/2002	Contractual Life	Exercise Price	03/31/2002	Exercise Price

$ 0.01 – $ 1.43	1,654,300	7.6	$0.49	1,007,667	$0.67

1.44 – 2.85	46,583	6.1	1.79	46,583	1.79

2.86 – 4.28	693,427	3.0	3.25	635,391	3.25

4.29 – 5.70	16,600	2.8	5.19	16,600	5.19

5.71 – 7.13	3,000	2.4	7.13	3,000	7.13

7.14 – 8.55	59,733	4.4	7.54	59,733	7.54

8.56 – 9.98	100	3.0	9.00	100	9.00

11.40 – 12.00	45,834	4.3	11.78	45,834	11.78

	2,519,577	6.1	$1.68	1,814,908	$2.16

     Stock Compensation Plan

      The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (“the Stock Plan”) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2002, 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. During the years ended March 31,

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, 2001, and 2000, the Company issued 68,536, 332,875, and 101,734 shares, respectively, of Common Stock to the 401(k) Profit Sharing Plan as matching contributions.

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

6. Income Taxes

      The significant components of income tax expense are as follows (in thousands):

	Year Ended March 31,

	2002	2001	2000

Current:

Federal income tax benefit	$4,877	$(999)	$(3,751)

Foreign income tax expense	186	43	292

State income tax expense	0	0	0

Deferred income tax (benefit)	(201)	(96)	2,651

	$(4,892)	$(1,052)	$(808)

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

	Year Ended March 31,

	2002	2001	2000

Tax at statutory rate	$(97)	$(5,654)	$(6,631)

State taxes, net of federal benefit	(7)	—	—

Nondeductible goodwill	—	22	83

Research and development tax credit	—	0	(679)

Foreign sales corporation benefit	—	0	(188)

Impairment of nondeductible goodwill	—	216	661

Taxable discount of accretion	105	393	0

Increase (decrease) in valuation allowance	(5,047)	3,904	6,207

Other	154	67	(261)

Total	$(4,892)	$(1,052)	$(808)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	March 31,

	2002	2001

Deferred Tax Assets:

Inventory reserves	$1,242	$350

Accrued Liabilities	270	193

Warranty and contract costs reserve	1,989	1,640

Deferred revenue	—	412

Deferred gain on restructuring	1,366	3,992

Loss on impairment of property and equipment	139	319

Net Domestic operating loss carryforwards	2,583	4,873

Other	664	227

Valuation allowance	(7,722)	(10,621)

Total Gross Deferred Tax Assets	$531	$1,385

Deferred Tax Liabilities:

Accelerated Depreciation	—	36

Inventory basis differences	(485)	1,155

Other	(68)	417

Total Gross Deferred Tax Liabilities	(553)	1,608

Net Deferred Tax liabilities	(22)	(223)

Less: Current Deferred Tax Assets	—	0

Non-current Net Deferred Tax Liabilities	$(22)	$(223)

      The debt restructuring completed by the Company in August 2000 resulted in a gain for tax purposes. However, due to the fact that the sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, no gain was recognized on the transaction for book purposes in accordance with SFAS 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock by approximately $14.6 million and was allocated proportionately to the new debt and preferred stock based on their relative carrying values. During the year ended March 31, 2001, the excess amount allocated to debt was reduced by

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $3,512,000, resulting in a corresponding reduction of interest expense. The excess amount allocated to preferred stock was reduced by approximately $2,083,000, resulting in a corresponding reduction of accretion of preferred stock. The deferred tax asset for the gain related to the cancellation of indebtedness above represents the difference between the gain recognized for tax purposes and the gain recognized for book purposes through the reductions in interest expense and accretion. The taxable discount of accretion included in the rate reconciliation represents the tax effect of the accretion discount recorded of $2,083,000.

      The Company recorded a federal income tax benefit of $4,879,000 for the fiscal year ended March 31, 2002 related to the anticipated refund due the Company for carrybacks of certain net operating losses.

      As of March 31, 2002, the Company has available domestic federal operating loss carryforwards of approximately $182,000 and domestic state operating loss carryforwards of approximately $42,000,000. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Due to uncertainty of future income, the Company has recorded a valuation allowance for the entire amount of deferred tax assets attributable to the operating loss carryforwards as well as for the amount of deferred tax assets created as a result of temporary differences between book and tax. The domestic operating losses expire in 2021 and 2022.

7. Concentration of Revenues

      For the years ended March 31, 2002, 2001, and 2000, the Company’s five largest customers accounted for approximately 50.5%, 34.9% and 58.2% of the Company’s total revenues, respectively. For any period, a “major customer” is defined as a customer from whom the Company generated more than 10% of its revenues for that period. For the fiscal year ended March 31, 2002, four customers accounted for more than 10% of the Company’s revenues. The following table summarizes information about the Company’s major customers for the year ended March 31, 2002, 2001 and 2000:

		Aggregate	Percent
		Revenues	of Total
Year	Major Customers	(000s)	Revenues

2002	Public Works and Government Services Center of Canada	$8,392	14.2%
	United States Marine Corps	7,121	12.1%
	United States Air Force	6,188	10.5%
	Defense Threat Reduction Agency	5,990	10.1%
2001	None	0	0.0%
2000	Canadian Department of National Defence	$10,791	27.7%
	The Australian Army	5,295	13.6%

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A significant portion of the Company’s sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2002, 2001, and 2000, 40.3%, 52.7%, and 70.5%, respectively, of the Company’s revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. The Company with respect to certain of the markets in which it competes has identified political and economic factors. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company’s products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

8. Net Income (Loss) Per Common Share

      Net income (loss) per share at March 31, 2002, 2001 and 2000 was calculated as follows (in thousands except per share amounts):

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	March 31, 2002	March 31, 2001	March 31, 2000

Basic:

Net income (loss) attributable to common shareholders	$4,336	$(14,108)	$(18,902)

Weighted average common shares outstanding	70,152	53,643	20,760

Per share amount	$0.06	$(0.26)	$(0.91)

Diluted:

Net income (loss) attributable to common shareholders	$4,336	$(14,108)	$(18,902)

Weighted average common shares outstanding	70,152	53,643	20,760

Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	81	0	0

Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	596	0	0

Total	70,829	53,643	20,760

Per share amount	$0.06	$(0.26)	$(0.91)

      The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.31 for the year ended March 31, 2002.

      Options to purchase 2,122,877 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2002 but were not included in the computation of the 2002 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

      Options to purchase 2,606,085 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding as of March 31, 2001 but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive.

      Options to purchase 2,214,854 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2000 but were not included in the computation of the 2000 diluted EPS because the effect would be anti-dilutive.

9. Related Party Transactions

      The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively. As of March 31, 2002, approximately $49,000 is due to the consulting company and is included in accrued liabilities of the accompanying balance sheet.

      Due to the Restructure Transaction completed in August 2000, the Company’s lenders, consisting of the Centre Entities and various financial institutions, owned approximately 85.3% of the outstanding common stock as of March 31, 2002. As a result, both the Centre Entities and various financial institutions maintain a seat on the Board of Directors and have the ability to influence the day-to-day operation of the Company.

10. Commitments and Contingencies

  Operating Leases

      The Company leases its manufacturing and operating facilities and office equipment under operating leases with terms in excess of one year. Rental expense under noncancellable operating leases was approximately $967,000, $1,001,000, and $942,000 for the years ended March 31, 2002, 2001, and 2000, respectively. The leases have expiration dates varying from August 2002 thorough December 2008. All but one of the leases for the Company’s buildings have terms that require renegotiation at the end of the lease term; the remaining lease self-renews annually, unless otherwise negotiated. Leases relating to operating equipment require the Company to negotiate the renewal at the end of the lease term.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Mr. Robert F. Mecredy, the Company’s Executive Vice President, assumed responsibilities as President and CEO as of October 1, 1999. On November 1, 2000, the Company entered into an employment agreement with Mr. Mecredy for a period of three years retroactive to April 1, 2000. On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions of President, Chief Executive Officer, and Director of the Company. Mr. Mecredy received severance payments totalling approximately $73,000 during the fiscal year ended March 31, 2002.

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

      During fiscal year 2002, the Company reserved $0.3 million for legal fees regarding claims made by certain customers of the Company’s former subsidiary, Dart International concerning the DVD component of

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the electronic archery system. The Company successfully mitigated these claims and all were either settled for a total amount within the reserve or the charges were dropped altogether. In the opinion of management, these proceedings did not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

      See “12. Subsequent Events.”

11. Industry Segment and Geographic Information

      The Company operates in one industry segment — the manufacture, sale and service of small and supporting arms training simulators. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary (“FATS, Inc.”) and, to a lesser extent, through certain of the Subsidiaries. Geographic financial information on international sales is as follows (in thousands):

	Year Ended March 31,

	2002	2001	2000

International sales:

Europe	$5,498	$9,149	$8,044

Asia	2,630	2,629	3,007

Canada	11,486	5,705	10,790

Australia	1,156	1,773	5,296

Other	3,039	2,619	282

Total	$23,809	$21,875	$27,419

      As of March 31, 2002, the Company had net property and equipment of approximately $1,346,000 in the United States and $233,000 at its subsidiaries in foreign countries.

12. Subsequent Events

      Pursuant to applicable ATF regulations, the Company recently advised the ATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The ATF responded that the Company should confirm the number of missing weapons and file the formal report required by ATF regulations. The Company conducted an investigation into this matter and concluded that the number of weapons missing is 41. The Company has filed the formal report with the ATF and local law enforcement authorities. The Company anticipates that it will have further communication with the ATF and it is too early to determine whether this matter will have a material adverse effect upon the Company.

      In August 2002, the Company successfully negotiated a reduction in the earn-out payment due under an asset purchase agreement executed in fiscal year 1998 from $708,000, which was included in accrued liabilities at March 31, 2002, to $450,000.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Quarterly Financial Data

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

	Quarter Ended

	Fiscal Year 2002				Fiscal Year 2001

	(Restated)	(Restated)	(Restated)
	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31

	(In thousands, except per share data)

Revenues	$11,639	$16,897	$15,396	$15,125	$10,271	$7,368	$9,109	$14,753

Gross Margin	4,480	4,687	4,652	3,631	2,987	(2,163)	758	5,225

Gross Margin %	38%	28%	30%	24%	29%	(29)%	8%	35%

Operating Expense	$4,139	$4,073	$4,267	$5,416	$3,944	$3,780	$5,805	$5,206

Operating Income (Loss)	341	614	385	(1,785)	(957)	(5,943)	(5,047)	19

Interest (Income) Expense, Net	(145)	1	67	(143)	2,346	2,225	64	(191)

Other (Income) Expense	(33)	64	31	(1)	22	284	(6)	(43)

Pre-Tax Income (Loss)	519	549	287	(1,641)	(3,325)	(8,452)	(5,105)	253

Tax Provision (Benefit)	296	186	63	(5,437)	(116)	54	54	(1,044)

Net Income (Loss)	223	363	224	3,796	(3,209)	(8,506)	(5,159)	1,297

Accretion of Preferred Stock	65	67	68	70	66	74	57	63

Gain on extinguishment of Preferred Stock	0	0	0	0	0	(1,729)	0	0

Net Income (Loss) applicable to common stockholders	158	296	156	3,726	(3,275)	(6,851)	(5,216)	1,234
Earnings per common share

Basic	0.00	0.00	0.00	0.05	(0.16)	(0.13)	(0.07)	0.02

Diluted	0.00	0.00	0.00	0.05	(0.16)	(0.13)	(0.07)	0.02

VALUATION AND QUALIFYING ACCOUNTS

March 31, 2002, 2001, and 2000

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses		Deductions	Period

Fiscal year ended March 31, 2002:

Allowance for doubtful accounts	$359	$22		$29	$352

Fiscal year ended March 31, 2001:

Allowance for doubtful accounts	215	150		6	359

Fiscal year ended March 31, 2000:

Allowance for doubtful accounts	228	15		28	215

Fiscal year ended March 31, 2000:

Restructuring reserve	$318	$(143	)(2)	$175(1)	$0

Fiscal year ended March 31, 2002:

Inventory Reserve	$1,028	$3,476		$984	$3,520

Fiscal year ended March 31, 2001:

Inventory Reserve	1,024	28		24	1,028

Fiscal year ended March 31, 2000:

Inventory Reserve	1,024	0		0	1,024

Fiscal year ended March 31, 2002:

Warranty and Contract Cost Provision Reserve	$4,013	$514		$1,352	$3,175

Fiscal year ended March 31, 2001:

Warranty and Contract Cost Provision Reserve	0	4,013		0	4,013

(1)	Represents amounts charged against the restructuring reserve.
(2)	Represents removal of remaining reserve not considered necessary as of March 31, 2000

S-1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on August 14, 2002.

FIREARMS TRAINING SYSTEMS, INC.

By:	/s/ RONAVAN MOHLING

Ronavan Mohling
Chairman of the Board of Directors,
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

Signature	Title	Date

* Ronavan Mohling	Chairman of the Board of Directors, Chief Executive Officer and Director	August 14, 2002

* John A. Morelli	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 14, 2002

* William J. Bratton	Director	August 14, 2002

* Mary Ann Gilleece	Director	August 14, 2002

* Scott Perekslis	Director	August 14, 2002

V-1

Signature	Title	Date

Randy Sugarman	Director

* Ron Whitaker	Director	August 14, 2002

V-2