Form 10-Q
period 2002-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2002-08-14
CIK 1021770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes [  ]           No [X]

     As of August 14, 2001, there were 70,153,159 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

		Page number

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	Condensed Consolidated Statements of Operations Three months ended June 30, 2002 and 2001	3
	Condensed Consolidated Balance Sheets June 30, 2002 and March 31, 2002	4
	Condensed Consolidated Statements of Cash Flows Three months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES	17
	ABOUT MARKET RISK
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17
	SIGNATURES	18

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except unaudited per share data)

	2002	2001

Revenues	$13,192	$11,639
Cost of Revenues	9,357	7,159

Gross margin	3,835	4,480
Operating expenses:
Selling, general and administrative expenses	2,441	2,645
Research and development expenses	836	1,014
Depreciation and amortization	265	480

Total operating expenses	3,542	4,139
Operating income	293	341
Other income (expense), net:
Interest income	33	169
Interest expense	(49)	(24)
Other income (expense), net	73	33

Total other income (expense), net	57	178
Income before provision for income taxes	350	519
Provision for income taxes	119	296

Net income	231	223
Accretion of preferred stock	(72)	(65)

Net income applicable to common shareholders	$159	$158

Foreign currency translation adjustment	87	34

Comprehensive income	$246	$192

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share	$0.00	$0.00

Weighted average common shares outstanding – basic	70,153	70,147

Weighted average common shares outstanding – diluted	71,182	70,376

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	June 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,828	$4,252
Restricted cash	470	1,434
Accounts receivable, net	8,560	10,500
Income tax receivable	—	4,488
Unbilled receivables	435	1,378
Costs and estimated earnings in excess of billings on uncompleted contracts	2,196	1,816
Inventories, net	10,217	9,434
Prepaid expenses and other current assets	1,393	1,444

Total current assets	33,099	34,746
Property and equipment, net	1,684	1,579
Other noncurrent assets	232	26

Total assets	$35,015	$36,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,013	$4,430
Accrued liabilities	4,439	5,053
Accrued interest	883	861
Income taxes payable	507	—
Deferred revenue	1,028	902
Billings in excess of costs and estimated earnings on uncompleted contracts	124	285
Warranty and contract costs provision reserve – current	1,717	2,258
Current portion of capital lease obligations	46	—

Total current liabilities	11,757	13,789
Long-term debt and capital lease obligations	42,930	42,977
Noncurrent deferred income taxes	18	22
Warranty and contract costs provision reserve – noncurrent	1,890	1,467
Other noncurrent liabilities	585	579

Total liabilities	57,180	58,834

Mandatory redeemable preferred stock	27,391	27,319

Stockholders’ deficit:
Common stock	—	—
Stock warrants	613	613
Additional paid-in-capital	122,314	122,314
Accumulated deficit	(172,191)	(172,350)
Cumulative foreign currency translation adjustment	(292)	(379)

Total stockholders’ deficit	(49,556)	(49,802)

Total liabilities and stockholders’ deficit	$35,015	$36,351

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	June 30,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$159	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock compensation plan - 401(k) plan	0	6
Employee compensation – other	0	1
Noncash reduction of debt restructuring liability	(878)	(878)
Accretion of mandatory redeemable preferred stock	72	65
Depreciation	265	434
Change in inventory reserve	(1,355)	562
Change in warranty and contracts loss provision	(123)	(781)
Amortizations	45	46
Gain on disposal of assets	0	(37)
Deferred income taxes	(3)	(8)
Changes in assets and liabilities:
Accounts receivable, net	1,942	(876)
Unbilled receivables	944	961
Costs and estimated earnings in excess of billings on uncompleted contracts	(372)	(591)
Inventories	580	(2,598)
Prepaid expenses and other current assets	(198)	(581)
Accounts payable	(1,419)	2,826
Accrued liabilities	64	364
Income taxes payable/receivable	5,049	1,237
Deferred revenue	125	58
Billings in excess of costs and estimated earnings on uncompleted contracts	(169)	0
Noncurrent liabilities	161	187

Total adjustments	4,730	397

Net cash provided by operating activities	4,889	555

Cash flows from investing activities:
Change in restricted cash	963	(30)
Additions to property and equipment, net	(357)	(76)
Proceeds from disposal of property and equipment	0	37

Net cash provided by (used in) investing activities	606	(69)

Cash flows from financing activities:
Repayments of long-term debt	0	(45)

Net cash provided by (used in) financing activities	0	(45)

Effect of changes in foreign exchange rates	81	(24)

Net Increase in Cash and Cash Equivalents	5,576	417
Cash and Cash Equivalents at the Beginning of the Period	$4,252	$1,864

Cash and Cash Equivalents at the End of the Period	$9,828	$2,281

Supplemental disclosures of cash paid (received) for:
Interest	$186	$290
Income taxes	$(4,879)	$(899)
Non-cash transactions:
Interest payments made through issuance of additional debt	$0	$633

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended March 31, 2002.

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

     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2002	2002

Raw materials	$7,988	$8,874
Work in process	3,561	2,668
Finished Goods	838	1,412

Inventories, gross	12,387	12,954
Less reserves	(2,170)	(3,520)

Inventories, net	$10,217	$9,434

4.	LONG-TERM CONTRACTS

Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, 2002 and March 31, 2002, respectively, are as follows (in thousands):

	June 30,	March 31,
	2002	2002

Costs incurred on uncompleted contracts	$18,438	$14,305
Estimated earnings	7,952	6,536

	$26,390	$20,841
Less: billings to date	(24,318)	(19,310)

	$2,072	$1,531

Such amounts are included in the following accounts:

	June 30,	March 31,
	2002	2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,196	$1,816
Billings in excess of costs and estimated earnings on uncompleted contracts	(124)	(285)

	$2,072	$1,531

5.	INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” during the quarter ended June 30, 2002.

     Intangible assets consist of the following:

	June 30,	March 31,
	2002	2002

Unamortized intangible assets
Goodwill	—	—
Amortized intangible assets
Non-compete agreements	33	33
Deferred Financing Costs	251	—
Less accumulated amortization	(52)	(8)

	232	25

     Amortization expense for the period ended June 30, 2002 was $45,000. Estimated amortization expense for the years ended March 31, 2003 will be approximately $178,000.

     The Company recorded a $971,000 impairment charge during the fiscal year ended March 31, 2002, which reduced remaining goodwill to $0. Remaining gross intangible assets at June 30, 2002 were comprised of approximately $251,000 in deferred financing costs and approximately $33,000 in non-compete agreements.

6.	LONG-TERM DEBT

     At June 30, 2002 and March 31, 2002, long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2002	2002

Working capital – borrowings	$130	$130
Long-term debt – Senior	12,000	12,000
Long-term debt – Junior	28,010	27,334
Debt discount	2,634	3,513
Capital lease obligations	202	0

	$42,976	$42,977
Less: Current portion of capital lease obligation	(46)	0

Total long-term debt and capital lease obligation	$42,930	$42,977

7.	RELATED PARTY TRANSACTIONS

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. As of June 30, 2002 and 2001, the Company incurred consulting fees of $134,000 and $116,000, plus expenses of $30,000 and $22,000 for consulting services under the agreement for the fiscal years 2003 and 2002, respectively.

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

8.	NET INCOME PER COMMON SHARE

Net income per share for the three months ended June 30, 2002 and 2001 were as follows:

(in thousands, except per share amounts)

	Three months ended	Three months ended
	June	June
	2002	2001

Basic:
Net income attributable to common shareholders	$159	$158
Weighted average common shares outstanding	70,153	70,147

Per share amount	$0.00	$0.00

Diluted:
Net income attributable to common shareholders	$159	$158
Weighted average common shares outstanding	70,153	70,147
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	371	229
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	658	0

Total	71,182	70,376

Per share amount	$0.00	$0.00

     The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.73 and $0.20, for the periods ended June 30, 2002 and 2001, respectively.

     Options to purchase 943,477 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of June 30, 2002 but were not included in the computation of the 2003 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

     Options to purchase 2,757,447 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding as of June 30, 2001 but were not included in the computation of the 2002 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

9.	CONTINGENCIES AND COMMITMENTS

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

10.	SUBSEQUENT EVENTS

     In August 2002, the Company successfully negotiated a reduction in the earn-out payment due under an asset purchase agreement executed in fiscal year 1998 from $708,000, which was included in accrued liabilities at March 31, 2002, to $450,000.

     On August 9, 2002, the Board of Directors of the Company elected Ronavan Mohling as Chairman of the Board and Chief Executive Officer. Mr. Mohling has been a Director since October 2000. Mr. Mohling’s election as Chairman of the Board and Chief Executive Officer comes in connection with the conclusion of the Company’s engagement of former interim Chief Executive Officer Randy Sugarman of Sugarman & Company LLP, which had been retained by the Company to manage the Company’s transition following its financial restructuring in August 2000. Also, Mr. Mohling replaces Mr. Sugarman as the Company’s Chairman of the Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001:

     Net Revenues: Revenues increased $1.6 million, or 13.3%, to $13.2 million for the three months ended June 30, 2002 as compared to $11.6 million for the three months ended June 30, 2001. Sales to U.S. military customers for the three months ended June 30, 2002, increased by $1.8 million, or 31.4%, to $7.5 million. The increase in military sales is due primarily to deliveries of items to customers that were in the Company’s backlog of sales as of March 31, 2002. Sales to U.S. law enforcement customers for the three months ended June 30, 2002 decreased $0.4 million, or (25.3%) to $1.1 million due to a softened demand from this sector. Sales to international customers for the three months ended June 30, 2002 increased $0.3 million, or 7.2%, to $4.5 million as the Company made delivery on items from its backlog of sales as of March 31, 2002.

     Cost of Revenues: Cost of revenues increased $2.2 million, or 30.7%, to $9.4 million for the three months ended June 30, 2002 as compared to $7.2 million for the three months ended June 30, 2001. As a percentage of revenues, cost of revenues for the three months ended June 30, 2002 increased to 70.9% as compared to 61.5% for the three months ended June 30, 2001. The increase in cost of revenues as a percentage of revenues is attributable primarily to the completion of certain military contracts during the quarter with lower profit margins and a decline in law enforcement sales, which generally generate higher profit margins.

     Gross Profit: As a result of the foregoing, gross profit decreased $0.7 million, or (14.4%), to $3.8 million, or 29.1% of revenues, for the three months ended June 30, 2002 as compared to $4.5 million, or 38.5% of revenues, for the three months ended June 30, 2001.

     Total Operating Expenses: Total operating expenses decreased $0.6 million, or (14.4%), for the three months ended June 30, 2002. As a percentage of revenues, total operating expenses decreased to 26.8% for the three months ended June 30, 2002 as compared to 35.6% for the three months ended June 30, 2001. Selling, general and administrative (“SG&A”) expenses decreased to $2.4 million. As a percentage of revenues, SG&A expenses decreased to 18.5% for the three months ended June 30, 2002 as compared to 22.7% for the three months ended June 30, 2001. This decrease in SG&A is due primarily to a decrease in employee compensation expenses related to the recording of severance costs of approximately $0.3 million related to the resignation of the Chief Executive Officer during the three months ended June 30, 2001. Research and development expenses decreased $0.2 million, or (17.6%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.2 million, or (44.8%), due to the impairment of long-lived assets in fiscal year 2002, which lowered the basis of long-lived assets and goodwill.

     Operating Income: As a result of the foregoing, operating income remained constant at $0.3 million. As a percentage of revenues, operating income was 2.2% of revenues, for the three months ended June 30, 2002 as compared to 2.9% of revenues for the three months ended June 30, 2001.

     Other Income (Expense), net: Net interest expense totalled $16,000, or (0.1%) of revenues for the three months ended June 30, 2002 as compared to interest income of $145,000, or 1.3% of revenues for the three months ended June 30, 2001. The increase in interest expense is attributable to amendment fees and rate increases associated with the Second Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement. In conjunction with the debt restructuring completed in August 2000, the Company’s outstanding indebtedness was exchanged for new borrowings, common stock, and mandatory redeemable preferred stock. The sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, and thus no gain was recognized on the transaction in accordance with SFAS No. 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock and was allocated proportionately to the new debt and preferred stock. During the three months ended June 30, 2002, the excess amount allocated to debt was reduced by approximately $0.9 million, resulting in a corresponding reduction of interest expense. Interest expense will continue to be recognized at a much lower effective interest cost until the debt matures in September 2003.

     Provision for Income Taxes: The effective tax rate decreased to 34.0% of income before taxes for the three months ended June 30, 2002 as compared to 57.0% of income before taxes for the three months ended June 30, 2001. The decrease in the effective tax rate is due to the fact that in the quarter ended June 30, 2001, the Company had not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization in both periods; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2002 and fiscal year 2001, resulting in additional tax provisions.

     Net Income: As a result of the foregoing, net income remained constant at $0.2 million, or 1.8% of revenues for the three months ended June 30, 2002 and 2001.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $72,000 for the three months ended June 30, 2002 as compared to $65,000 for the three months ended June 30, 2001. The exchange of the old and new credit facilities was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”) in August 2000. Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. The Company records accretion of preferred stock offset against the amortization of the debt liability incurred during the restructure transaction in August 2000. As a result, the Company incurred $0.6 million of expense related to the accretion of preferred stock during the three months ended June 30, 2002, which was off-set by ($0.5 million) of debt restructuring liability amortization, thereby resulting in a net accretion of preferred stock of $0.1 million for the three months ended June 30, 2002.

     Net Income applicable to common shareholders: The net income applicable to common shareholders remained constant at $0.2 million ($0.00 per share) or 1.5% for the three months ended June 30, 2002 and 2001.

ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2002, the Company had a backlog of approximately $67.0 million, as compared to $55.5 million as of June 30, 2001, comprised of $42.9 million from international customers of FATS, $1.1 from Simtran’s Canadian customers and $23.0 million from FATS U.S. military and law enforcement customers. Approximately $34.6 million of the contracted orders are scheduled for delivery during fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had working capital of $21.3 million compared to $16.5 million as of June 30, 2001. The net $4.8 million increase in working capital is primarily the result of the $4.9 million federal income tax refund received in the first quarter of fiscal year 2003, reduction of inventories and reduction of accounts payable. The Company’s spending year-to-date as of June 30, 2002 for capital expenditures was $0.4 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery. As of June 30, 2002, the Company was in compliance with covenants within its debt agreements.

     The Company had a net increase in cash and cash equivalents of $5.6 million for the three months ended June 30, 2002 compared to a net increase of $0.4 million for the three months ended June 30, 2001. For the period ended June 30, 2002, the Company’s operating activities generated cash of approximately $4.9 million. Cash flow from operations increased primarily due to receipt of a tax refund that was due at March 31, 2002. Also, the Company is recording a reduced amount of interest expense as discussed in the “Other Income (Expense), net” section under “RESULTS OF OPERATIONS.” The Company’s investing activities used cash of approximately $0.4 million for capital expenditures.

     In August 2000, the Company restructured its debt agreements (the “Restructure Transaction”) by entering into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company’s previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Class A common stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in Senior Secured Loans, and approximately $22,034,000 of Junior Secured Loans. On December 31, 2001, the Company and its lenders amended the Credit Agreement thereby entering into the First Amendment and Waiver to the Credit Agreement (the “First Amendment”), which made the following changes: The quarterly limitations on capital expenditures were removed, but the full year limitation on capital expenditures for the Company remains at an amount equal to 20% of Parent’s EBITDA for such fiscal year; the requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the interest periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such interest periods would be payable in kind by the delivery to each of the lenders of additional Junior Secured Loans. On March 29, 2002, the Company and its lenders further amended the Credit Agreement thereby entering into the Second Amendment and Waiver to the Credit Agreement (the “Second Amendment”), which made the following changes: Certain of the lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has “first out” rights in the Collateral; the Credit Agreement was amended to provide that the lenders would continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans; the Support Letters of Credit Facility be cash-collateralized; the amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind; the negative pledge contained in the Credit Agreement was amended to allow the Company and Borrower to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit; the Maturity Date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003; the Credit Agreement was amended to provide that the interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%; the Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum; the Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of the New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letters of Credit outstanding.

     As a result of the Restructure Transaction in August 2000, as amended, the Company is not currently paying interest or principal, other than interest on its Senior Debt and a portion of the Junior Debt, in cash. The remaining interest on Junior Debt is being recorded as additional notes payable. This debt will mature in September 2003 unless otherwise extended at the option of the Company.

     On July 10, 2002, the Company and its lenders amended the Credit Agreement thereby entering into the Third Amendment and Waiver to the Credit Agreement (the “Third Amendment”), which made the following changes: the full year limitation on Capital Expenditures for the Parent remains at an amount equal to 20% of Parent’s EBITDA for such fiscal year, except for the fiscal year ended March 31, 2002, which may exceed 20% of the Parent EBITDA, on a consolidated basis, but may not exceed $760,000; the Capital Expenditure Restrictions may be amended with the written consent of the Required Lenders, the Parent and the Borrower.

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

     The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in the current fiscal year in order to generate adequate cash flow to fund working capital needs and to service debt requirements; the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods; the Company must continue to negotiate favorable repayment terms under the Credit Agreement which is currently scheduled to mature in September 2003.

     As a result of the business and market risks noted above, the Company’s continuation as a going concern is dependent on achieving the following business objectives: (a) continue production work on existing contracts; (b) obtain new contracts for delivery in the current period and future periods; and (c) generate sufficient cash flow to meet working capital obligations on a timely basis. Management’s plans in response to the above objectives are to (1) continue to reinforce cost control measures to assure operations are conducted at the lowest cost possible; (2) remain focused on revenue maximization of standard products and continue to seek out new contracts with higher margin potentials and more favorable payment terms, primarily within the international and military segments of the market; (3) minimize capital expenditures in non-strategic areas; (4) continue to improve inventory turns and lower inventory investment and; (5) continue to negotiate favorable repayment terms with its lenders.

     The Company believes that this business strategy may achieve positive operating results and cash flows provided that the Company achieves the new business revenue targets necessary to finance working capital needs. There can be no assurances that this strategy, and the objectives cited above, will be successful or that the new contracts will be awarded to the Company. In addition, the Company could elect to pursue other business objectives that include seeking strategic partnering, a secondary offering or merger or acquisition transactions.

CONCENTRATION OF CREDIT RISK

     At June 30, 2002, approximately $6.3 million in accounts receivable or 73.6% of total accounts receivable, net was due from the Company’s top ten customers, $0.9 million of which was secured by performance letters of credit. The remaining $5.4 million is due from governmental entities.

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Refer to footnote 2 in the disclosures to the Company’s financial statements included in Form 10-K for the fiscal year ended March 31, 2002 for a complete listing of significant accounting policies. Firearms Training Systems, Inc. believes the following represents the critical accounting policies of the Company as contemplated by FRR 60.

Revenue Recognition

     Customer contracts that require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Accounting for such contracts is essentially a process of measuring the results of relatively long-term events and allocating those results to relatively short-term accounting periods. This involves considerable use of estimates in determining costs and profits and thereby estimating the timing of revenue recognition, and in turn, assigning the amounts to accounting periods. The process is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs, and the extent of progress toward completion. The company continually monitors each of these estimates based on the most current information available from the project managers and project engineers assigned to the programs. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These revisions could materially increase or decrease profit margins on particular contracts in future periods.

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

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractural Obligations
June 30, 2002
(amounts in thousands)

		Less than	Within	Within	After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt
Working capital – borrowings	$130	$0	$130	$0	$0
Long-term debt – Senior	12,000	0	12,000	0	0
Long-term debt – Junior	28,010	0	28,010	0	0
Debt discount *	2,634	2,634	0	0	0
Capital lease obligations	202	46	100	56	0
Other
Operating lease obligations	4,194	926	1,588	1,400	280
Acquisition earn-out payment	708	0	708	0	0

* Balance represents a non-cash debt restructuring liability, which is amortized to interest expense monthly.

RELATED PARTIES AND TRANSACTIONS

     A group of entities affiliated with Centre Partners Management LLC (the “Centre Entities”) are among the Company’s largest shareholders. Centre Entities holds a seat on the Company’s Board of Directors. In addition, the Centre Entities were party to the debt restructuring further discussed in the footnotes to the Company’s financial statements included in the Form 10-K for the period ended March 31, 2002 and continue to be one of the Company’s primary lenders. As a result, the Centre Entities have the ability to influence the operations of the Company.

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. As of June 30, 2002 and 2001, the Company incurred consulting fees of $0.1 million and $0.1 million that were included in operating expenses

CERTAIN FORWARD LOOKING STATEMENTS

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

ITEM 5.       OTHER INFORMATION

     On August 9, 2002, the Board of Directors of the Company elected Ronavan Mohling as Chairman of the Board and Chief Executive Officer. Mr. Mohling has been a Director since October 2000. Mr. Mohling’s election as Chairman of the Board and Chief Executive Officer comes in connection with the conclusion of the Company’s engagement of former interim Chief Executive Officer Randy Sugarman of Sugarman & Company LLP, which had been retained by the Company to manage the Company’s transition following its financial restructuring in August 2000. Also, Mr. Mohling replaces Mr. Sugarman as the Company’s Chairman of the Board of Directors.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.28-02	-	Third Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement

Exhibit 99.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed during the quarter ended June 30, 2002.

April 30, 2002 – Change in Registrant’s Certifying Accountants

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