Form 10-K/A
period 2002-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2002-11-06
CIK 1021770

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment Number 2)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-13105

Firearms Training Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	57-0777018 (I.R.S. Employer Identification No.)

7340 McGinnis Ferry Road Suwanee, Georgia (Address of principal executive offices)	30024 (Zip Code)

Registrant’s telephone number, including area code: (770) 813-0180

Name of exchange on which registered:

None

Securities pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.000006 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ ]   No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 10, 2002: $7,396,698 (based on 10,273,192 shares of non-affiliates Common Stock outstanding at $0.72 per share; the last sale price on the Over-The-Counter Bulletin Board (OTC:BB) on July 10, 2002)

     As of July 10, 2002, there were issued and outstanding 70,153,139 shares of Common Stock, par value $0.000006 per share.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A as Amendment Number 2 to our Form 10-K originally filed on July 16, 2002, and amended on August 14, 2002, for the following reasons.

Item 8 and Item 14 — Financial Statements -

Note 9 to the financial statements, “Related Party Transactions”, is being revised to better reflect the relationships among certain lending institutions and between the lending institutions and the Company. This amendment does not affect the Company’s historical results of operations, financial conditions or cash flows for any period presented. Other than this change to Note 9, there is no change to the consolidated financial statements, the notes to the consolidated financial statements, the report of the independent auditors or the certifications of management.

Item 10 — Directors and Executive Officers of the Company has been revised to reflect the current committee assignments of our directors.

Item 11 — Executive Compensation -

The second paragraph under Directors’ Compensation has been deleted. The paragraph described arrangements made in a prior year with certain directors that were not applicable in the last fiscal year. The table of Fiscal Year-End Option Values has been corrected for numbers and values of exercisable and unexercisable options. The information contained in the first paragraph under Employment and Related Matters has been corrected.

Item 12 — Security Ownership of Certain Beneficial Owners and Management -

The information in the table and related notes has been corrected.

Item 13 — Certain Relationship and Related Transactions -

The information contained under the caption “Certain Transactions” has been revised to more accurately describe the transactions between the Company and its shareholders.

Exhibit 21.01 — Subsidiaries of the Company -

The Exhibit has been revised to disclose that FATS, Inc. is a wholly owned subsidiary of Firearms Training Systems, Inc. and that FATS, Inc. has six wholly owned subsidiaries, including FATS Canada Holdings and Firearms Training Systems Australia Pty Ltd., which were previously omitted.

This Annual Report on Form 10-K/A, Amendment Number 2, is substantially identical to the Annual Report on Form 10-K/A originally filed on August 14, 2002, in all other respects.

PART I

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the 1995 Act). Such forward-looking statements made by or on behalf of Firearms Training Systems, Inc. (the Company) from time to time, including statements contained in the Company’s filings with the Commission and its reports to stockholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings Business Customers, Research and Development, Proprietary Operating System; Raw Materials and Suppliers, Government Contracts and Regulations and Management’s Discussion and Analysis of Financial Condition and Results of Operation General, and Liquidity and Capital Resources and in the Company’s filings with the Commission, which are available from the Commission or which may be obtained upon request from the Company. The Company cautions that the factors and risks discussed herein and therein are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 1.  Business

Restructure Transaction

     On August 25, 2000, the Company, its lenders and its largest shareholders (a group of entities affiliated with Centre Partners Management LLC (the Centre Entities) completed a restructuring transaction, which significantly reduced the Company’s outstanding indebtedness.

     In connection with the restructuring, the Company and holders of its outstanding debt and preferred stock exchanged all such debt and preferred stock for the following:

•	A new senior secured revolving credit line in the amount of approximately $882,000 to support existing letters of credit and future working capital requirements.

•	$12 million of senior secured debt with cash interest payable at prime plus 1% and no principal payments due until maturity in 2003, with a one year extension at the Company’s option.

•	$23 million of junior secured debt with 10% interest payable in additional notes or cash, depending on the Company’s profitability, and no principal payments until maturity in 2003, with a one year extension at the Company’s option.

•	Approximately $21 million of new preferred stock with a 10% cumulative dividend rate payable in additional shares of preferred stock. This new preferred stock must be redeemed by the Company when junior secured debt is repaid.

•	48,695,212 additional shares of Class A Voting Common Stock (the Common Stock). As a result of this share issuance, the Company’s senior lenders have the power to vote a majority of the Company’s voting common stock. See Change of Control.

•	Warrants to purchase 2,000,000 shares of Common Stock with an exercise price of $0.25 issued to the Centre Entities.

•	Amended warrants already held by the Centre Entities to purchase 3,246,164 shares of Common Stock at $1.00 per share by providing for payment of the exercise price in cash rather than the Series A Preferred Stock and making a slight adjustment in the original exercise price of $1.03 per share.

     Certain of the securities described above were issued to the Centre Entities. See Item 13 Certain Relationships and Related Transactions.

     On December 31, 2001 and March 29, 2002, the Company and its lenders amended the Company’s senior credit agreement (the Credit Agreement) See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources, Item 13. Certain Relationships and Related Transactions and Note 3 of Notes to Consolidated Financial Statements.

Change of Control

     In connection with the Restructure, 40,235,548 shares of Common Stock constituting 58.53% of the Common Stock as of August 31, 2000 were issued to the Lenders under the Company’s senior credit agreement (the Credit Agreement), as partial consideration of the exchange by the Lenders of the Company’s senior indebtedness at March 31, 2000 as follows:

		(3)Number of Shares	(4)Percent of Class as
(1)Class A Voting Common Stock	(2)Name of Beneficial Owner	Beneficially Owned	of August 31, 2000

Class A Voting Common Stock	Bank of America(1)	12,307,203 shares	17.90%
Class A Voting Common Stock	BHF (USA) Capital Corporation(1)	7,100,391 shares	10.33%
Class A Voting Common Stock	U.S. Bank National Association	4,260,375 shares	6.20%
Class A Voting Common Stock	First Source Financial LLP(1)	9,467,188 shares	13.77%
Class A Voting Common Stock	Centre Entities(2)	7,100,391 shares	10.33%

(1)	Form 13-Ds filed by the three listed entities below on September 6, 2000 indicate that the following additional entities affiliated with the respective named party also claim beneficial ownership of such entity’s shares: (a) Bank of America, N.A.: Bank of America Corporation and NB Holdings Corporation; (b) BHF (USA) Capital Corporation: ING Groep NV, BHF Bank Aktiengesellschaft, and BHF (USA) Holdings, Inc.; and (c) First Source Financial LLP: Dominion Resources, Inc., Dominion Capital, Inc., Virginia Financial Ventures, Inc., and N.H. Capital, Inc.

(2)	The foregoing shares are registered in the names of various of the Centre Entities and were received as a result of the acquisition by such entities of the senior obligations held by one member of the original Lender group.

     All of the foregoing shares are held pursuant to a Voting and Stock Restriction Agreement dated as of April 1, 2000 (the Voting Agreement) and entered into on August 25, 2000 whereby the Lenders agreed to vote such shares as determined by Lenders holding a majority of the commitments to provide revolving credit advances (the Required Lenders) and granted an irrevocable proxy to Bank of America, N.A., the Agent, to vote as so directed. In addition, three of the four Directors of the Company affiliated with the Centre Entities resigned. The Required Lenders agreed for so long as the Voting Agreement was in effect to vote their shares for election of one qualified person affiliated with the Centre Entities nominated by the Centre Entities to the Board of Directors such that one such person was serving on the Board at all times. The Centre Entities also agreed to cooperate with the Lenders to identify and urge the selection of mutually acceptable, qualified candidates to constitute a majority of the current Board of Directors to serve in the interim before the next election of Directors. In addition, all parties agreed to cooperate to identify and urge the selection of a mutually acceptable, qualified candidate to serve as an active Chairman of the Board of Directors and to give due consideration in that regard to selection of a representative of the management consultant required to be retained by the Company pursuant to the Credit Agreement.

Company Overview

     Over its 18-year history, FATS® has developed over 200 types of simulated weapons, manufactured and delivered over 30,000 simulated weapons, developed over 1,000 training scenarios, and delivered over 4,000 simulators to 50 countries. FATS is a world leader in the development and production of interactive simulation systems designed to provide training for and in the use of small and supporting arms for dismounted and mounted military operations, and training for judgmental use of force for law enforcement and military peacekeeping activities. The Company has broadened its array of products to accommodate the current tactics, training and equipment available to both law enforcement and military communities. Examples include the provision of simulators and courseware to support indirect fire, less than lethal weapon applications, and multiple room engagements. Every system features embedded capabilities to support customer authoring of scenarios and comprehensive performance evaluation. Keeping pace with national and international concerns, FATS has added significant improvements to courseware and software that focus on situations that require extraordinary judgment including operations in peace keeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in all environments in most cases allowing the customers to utilize their organic night vision equipment.

     FATS’ software and hardware technologies have evolved along with advances in the computer industry. Recognizing that commercial technological capabilities are moving faster than any one company can replicate, the Company takes advantage of commercially available off the shelf (COTS) components that ensure reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This philosophy seeks to provide each customer the best technical and economical solutions for its training needs while providing options for life cycle management of their systems. FATS also partners with each customer to ensure that each training solution is complete, integrated and functional from the embedded technology and courseware to the unique language requirements. The goal is to ensure that each simulated firearm or weapons system is integrated and compatible with the customer’s training programs and replicates precise weapon ballistic data, desired environmental effects, and target damage realism. The Company has focused its sales efforts for small arms simulators primarily in the U.S. and international military and law enforcement market through its principal facilities near Atlanta, Georgia. Larger gunnery simulation systems are developed and manufactured by its Canada based subsidiary, Simtran Technologies, Inc. (Simtran) located in Montreal, Canada. Simtran contracts to develop and deliver five unique products: an air defense missile trainer; an appended armored vehicle crew trainer; a stand-alone armored vehicle crew trainer: and, an appended light armored vehicle crew trainer. Other smaller subsidiaries located in the United Kingdom, the Netherlands, Singapore and Australia provide sales, service and limited manufacturing support.

Industry Overview

     Many companies in simulation technology have principally been focused on large weapon systems such as flight simulators and large, expensive mainframe computing simulations. FATS has focused on the application of affordable technology for individual and small unit gunnery and use of force requirements. FATS has developed low cost simulators with high fidelity graphics that provide training in realistic environments. During the last few years, rapid advancements in commercial computer technology have allowed replacement of FATS-proprietary approach with commercial technology that supports the need to meet contemporary combat training objectives. FATS simulators use highly interactive three-dimensional computer-generated scenarios that allow battles to take place in virtual environments with computer-generated semi-automated forces.

     FATS has teamed with law enforcement agencies to develop courseware and training tools that assist first responders for today’s challenges with techniques that seek to teach a measured correct response.

     FATS understands that the current military climate of joint and combined operations is very complex, and has developed, and continues to improve its capability to interface with other types of simulators through the use of networking techniques as confirmed by the Company’s continued certification as High Level Architecture (HLA) compliant. Management believes that no company is better suited for this given FATS international deployment of systems. FATS currently enables forces of varied countries to rehearse incident reaction at home station prior to deployment to areas where peacekeeping and law enforcement types of actions can easily escalate to full-scale military operations. FATS systems have proven well suited for these situations as evidenced through the several years of use by numerous customers before and during deployments to theaters of operation including Somalia, Bosnia, Kosovo and areas of the former Soviet Union.

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

     Simulators.The major simulator products encompass Law Enforcement Judgmental Trainers, Military Small Arms Trainers, Indirect Fire Trainers, deployable appended and stand alone Armored Vehicle Trainers, Missile Trainers, Naval Shipboard Trainers (including large bore cannons), Live Fire systems, and Sportsman Archery and Firearms Handling Trainers.

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

     Small Arms Trainer.The FATS small arms trainer (SAT), the core product, allows training from individual marksmanship to unit collective training on weapons ranging from pistols through anti-tank missiles. Capabilities encompass archery, sports shooting, live fire, non-lethal weaponry/munitions to include the non-lethal mortar round, pepper spray (Oleoresin Capsicum), batons, rubber bullets and bean bag shotgun rounds. To address the wide range of customer training needs, the SAT offers multiple training modes, including the Marksmanship, Judgmental Video, and 3-D Computer Generated Imagery (CGI) Collective Training Mode, all of which capitalize on the strengths of various display formats, media, and varying levels of scenario interactivity. This is a versatile trainer offering individual, team, unit and leadership training in safety, basic marksmanship, fire discipline, fire coordination and judgmental decision-making.

     Indirect Fire Trainer.The indirect fire trainer (IFT) has the capability to accurately portray the call for fire procedures and effects of all artillery, mortars, naval gunfire, close air support, and attack helicopter supporting arms platforms. These systems may be integrated into a combined arms battle space while conducting direct fire engagements against simulated forces. The IFT package further supports the training with real or simulated fire direction center personnel and equipment, and facilitates the use of fully simulated 60mm and 81mm mortars. Forward Observer training is conducted in the 3-dimensional CGI terrain database using all the associated tools available to the observer (maps, modified military binoculars, laser range finders and laser target markers).

     Law Enforcement Trainer.This simulator provides training to the Law Enforcement community from the individual patrolman through the team/section and SWAT teams applying the entire force continuum spectrum of options. Weapons include small arms, semi-automatic weapons, shotguns and non-lethal munitions. Systems range from the 100DP low end limited features to the high end Weapons Team Engagement Trainer that allows multiple room team engagements. Courseware spans the spectrum of conflict that an officer may encounter, from marksmanship, to hostage rescue/negotiations, to domestic encounters all requiring judgment and measured response. Each system has complete diagnostics and data feedback.

     Weaponry.FATS has fielded over 200 types of simulated weapons with features ranging from stand-alone weapons using simple laser inserts to fully sensored weapons that detect user behavior by measuring data collected from butt pressure, cant of the firearm, trigger pressure, and the actual dispersion of the rounds. Fully-sensored weapons with recoil are available with backpacks allowing the student to move more freely than the tethered versions.

     Simtran.Simtran offers five unique products: a hand held/shoulder launched anti-armor missile trainer, the Eryx© Video Interactive Gunnery Simulator (EVIGS) and the Tube launched, Optically tracked, Wire-command link (TOW) Video Interactive Gunnery Simulator; a stand-alone classroom armored vehicle crew trainer, the Cougar Crew Gunnery Trainer; an air defense crew missile trainer, the Javelin Detachment Trainer; an appended light armored vehicle crew trainer; and, contract software development and programming. Simtran is also under contract to upgrade the EVIGS system to include thermal imagery. Simtran’s primary focus is on heavy weapons/systems for the military and scenarios are developed and tailored to the customer and are provided in the medium (interactive video, CGI, Dynamic CGI) requested. Simtran’s engineering group seeks to control obsolescence and sustain all systems throughout their life cycle. The Company believes the market is not as substantial as once thought and is now in decline.

     Dart.The Dart product line of video simulation technology is a part of the shooting sports industry, which includes portable and mobile firearms and archery applications. Dart plays a role in hunter and sportsman development and training. The Company believes opportunities still exist in the hunter and sports training component of the market.

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

     International.The Company believes that many international military and law enforcement agencies recognize the benefits of cost-effective and realistic small arms simulation training. The Company has sold FATS systems to customers in more than 40 countries, including Canada, Great Britain, the Netherlands, Italy, Australia, and Singapore. Interest in the Company’s products tends to be greatest in countries in which limited land is available for live fire training or in which budgetary constraints or interest in technological upgrades supports a decision to purchase the Company’s systems. Recent procurement decisions have been supported by FATS ‘expanded capabilities, particularly in the areas that are supported by the Company’s introduction of the IFT product and the HLA networking capabilities. See Customers. Unlike the U.S., most other countries have centralized law enforcement organizations. As a result, procurement and purchasing decisions for both military and law enforcement are typically centralized and in some instances both functions are managed through the same command structure. The procurement processes vary substantially depending upon the requirements of the particular jurisdiction.

     For fiscal 2002, 40.3% of the Company’s total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

     U.S. Military.The desires to provide realistic training and significantly reduce costs have been the primary reasons for the adoption of simulation for small and supporting arms training by U.S. military authorities. The relatively high costs of live fire training considering the use of ammunition, wear and tear on weapons, the need to transport soldiers and equipment to the firing range and legal requirements for remediation of environmental damage to the firing range encourages military forces to use simulation to ensure proper readiness. Moreover, according to budget estimates of the U.S. Department of Defense (DOD) for the Government’s fiscal year 2001, certain elements of the U.S. armed forces have accumulated a substantial shortfall relative to desired inventory levels of ammunition, which shortfall has provided an impetus to certain organizations within the U.S. armed forces to adopt or expand simulation training.

     While all the U.S. military forces have embraced the use of simulation, each major branch of the U.S. military is at a different stage of implementation. The U.S. Marine Corps has adopted simulation as a fundamental part of its small arms training activities. In fiscal years 1990, 1995 and 2001, through competitive bidding, the Company was awarded contracts by the U.S. Marine Corps for the supply of small and supporting arms simulators. The U.S. Army has also purchased systems under the U.S. General Services Administration (GSA), competitive awards and the Company’s contract with the U.S. Marine Corps while the U.S. Air Force has purchased systems from the Company through the procedures of the GSA. The Company believes that it has been the primary supplier of interactive small and supporting arms simulation systems to the U.S. Marine Corps, the U.S. Air Force and the U.S. Army. The past year has seen a significant growth in support of the U.S. Army in Europe where the Company now maintains and supports simulators in support of the Army’s Deployed Operational Group. The Company is part of a contractor team that was selected for a multi-year contract to support the U.S. Army Engagement Skills Trainer (EST) procurement with ECC International, Inc. (ECC), an Orlando, Florida based simulation company, that holds the prime, or direct, contract with the U.S. Government; FATS is the sole provider of weapon simulators to ECC for this contract.

     For fiscal 2002, 47.1% of the Companys total revenues and 79.0% of the Company’s U.S. revenues were attributable to sales to U.S. military authorities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     U.S. Law Enforcement.The U.S. law enforcement segment of the market is highly diversified but can be divided into four principal components: (i) U.S. government entities including the U.S. Department of Treasury (including its agencies and bureaus such as the Federal Law Enforcement Training Center, Secret Service, Bureau of Alcohol, Tobacco and Firearms and the Internal Revenue Service), the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Administration and the Central Intelligence Agency; (ii) state and local law enforcement departments such as the Los Angeles and New York City Police Departments, and smaller urban and rural counterparts, (iii) colleges and universities offering criminal justice training programs; and (iv) federal, state, and private correctional facilities. The federal agencies generally use a centralized procurement process and are typically headquartered in or near Washington, D.C. By contrast, the state and local law enforcement agencies are widely dispersed, with more than 17,000 different law enforcement departments in the U.S. Given this diversity, the procurement process varies substantially depending upon the requirements of the particular jurisdiction. The Company believes that its most likely potential local law enforcement customers may be found among the approximately 3,600 law enforcement agencies and departments with more than 25 officers. With only approximately 1,300 systems sold to U.S. federal and local law enforcement authorities to date (of which approximately 1,100 are FATS systems), the Company believes that this market can provide additional opportunities to the Company in the future. Law enforcement authorities face increasing budgetary constraints as well as increasing threats of litigation and damage awards relating to claims concerning the excessive or improper use of force, lethal or otherwise, by law enforcement personnel. Accordingly, the Company believes that there are opportunities for increased sales to U.S. law enforcement and correctional authorities of cost-effective simulation products designed to enhance tactical skills and judgment and to lower liability costs.

     For fiscal 2002, 11.3% of the Company’s total revenues and 18.9% of the Company’s U.S. revenues were attributable to sales to U.S. law enforcement authorities. See Managements Discussion and Analysis of Financial Condition and Results of Operations.

     Hunter and Sports Training.The Company has reduced its focus on the hunter and sports training components of the market in the United States. The customers for firearms training in this market component include state and federal hunting agencies, various state agencies and several conservation associations. Given the existence of more than 16,000 firearms dealers in the U.S., the widespread interest in the ownership and use of firearms and the growing desire to find ways of better assuring the safe use of firearms, the Company believes opportunities still exist in the hunter and sports training component of the market.

     For fiscal 2002, 1.3% of the Company’s total revenues were attributable to sales in the hunter and sports training component of the market. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Marketing staffs for FATS and Simtran develop business opportunities, capture plans and provide appropriate collateral material. FATS’ international sales staff is responsible for FATS’ products as well as Simtran as both companies serve the same customer base. FATS continues its support of the international sales effort with a network of agents and business representatives.

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

     The following table lists certain of the Company’s customers in fiscal 2002 in each of its principal market components:

U.S. Military	U.S. Law Enforcement	International

Defense Threat Reduction Agency United States Air Force	New York City Police Department Connecticut Peace Officers Standards Training	Public Works and Government Services Center Canada Canadian Department of National Defense
Air National Guard United States Marine Corps	R.C.M.P. Edmonton	British Army

     In fiscal 2002, the Company’s five largest customers accounted for approximately 50.5% of the Company’s revenues, with four customers accounting for more than 10% of revenues. In fiscal 2001, the Companys five largest customers accounted for approximately 34.9% of the Company’s revenues, with no customer accounting for more than 10% of revenues. Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company’s results of operations or financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

Research and Development

     The Company engages in the research and development (RD) of new and enhanced simulation and training technology using internally generated funds. Software and hardware RD expenditures totaled $4.1 million, $4.8 million and $4.0 million in fiscal 2002, 2001, and 2000, respectively. The Company’s RD efforts are divided into four separate disciplines: electronics, mechanical, training, and audio-visual. The continued success of the Company will depend on its ability to incorporate in its products changing technologies in such areas and to develop and introduce new technology that meets the increasingly sophisticated training needs of the Company’s customers. Although the Company continuously pursues research and development, there can be no assurance that it will be successful in adapting technology in a timely fashion.

     The role of mechanical RD is to design and develop specialized assemblies as required for specific training scenarios per customer needs. Within this discipline are motion platforms training stations, which realistically simulate the movement of various land, sea, and air vehicles. Also, the development of specialized system packages as well as electrode/mechanical camera and lens drives controlling flexible lighting environments, which expand and enhance training scenarios.

     Management believes that FATS’ small arms weapon simulators excel in the simulation industry for fidelity and reliability. The FATS weapon RD team of engineers and technicians carefully evaluates the operational characteristics and functions inherent in each live weapon to be converted for simulation. These operational characteristics are then replicated within the simulator so as to provide the utmost degree of realism in form, fit, and function. The post development process includes test evaluation to ensure long-term reliability and cost effectiveness.

     RD combines the engineering disciplines of system, software, hardware, and embedded software design as well as other electro-optical fields to produce programs and equipment responsive to specific training needs. The Company’s electrical RD capabilities include real-time system hardware design, object-oriented software design, simulation system development, video and audio, interactive computer generated graphics, High Level Architecture (HLA), display technologies, video special effects, lasers, weapon ballistics, optics, image processing, target modeling and motion simulations. On an ongoing basis, the engineering staff works with training development personnel (subject matter experts) and customers to improve continuously the technology and features of the Company’s various product lines and associated training modes offered.

     Training RD focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. The training department of FATS is staffed by experienced and knowledgeable weapon training and shooting specialists, many of whom have been successful at international-level shooting competitions and each of whom has extensive military or law enforcement experience. Specialized experience on the part of the Company’s employees in such areas as the U.S. military, law enforcement, hunting and competitive shooting helps ensure an understanding of customer requirements.

     Audio-visual RD focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs. The Company’s audio-visual technology is very important for creating a life-like training environment. The Company has assembled a team of experienced audio-visual engineers, cinematographers and specialists who have pioneered the use of multi-screen projection in small arms simulation.

Manufacturing Operations

     The Company’s manufacturing operations are conducted primarily at its Suwanee headquarters near Atlanta, Georgia, and to a limited extent at the facility of its U.K. subsidiary, Firearms Training Systems Ltd. in Lincolnshire, England. Simtran’s products are manufactured at its facility in Montreal, Canada. Atlanta manufacturing operations are divided into two groups, systems manufacturing and weapons manufacturing. The systems manufacturing group assembles the simulator components of the FATS systems. As the components are completed, they are tested for both function and durability and are subjected to a comprehensive ISO 9000 certified, quality assurance program. Systems manufacturing occurs at the Company’s headquarters where electrical assemblers and technicians can assemble 30 primary simulation computers and other unique simulator components per month on a single-shift basis. The Company believes that this capacity can be expanded to 75 simulation computers per month by adding additional personnel, using a second shift or to an even greater capacity by acquisition of the requisite workstations and floor space for manufacturing and warehouse operations.

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

Product Support

     The Company has established a worldwide customer service network consisting of personnel at its Suwanee, Georgia headquarters near Atlanta, Georgia and a Field Service Office on the West Coast. The Company’s subsidiaries, subcontractors and agents provide worldwide support. Accessories, parts, service, system upgrades/enhancements and training are available through the 24-hour customer service hotline, or through the customer service electronic mail, either direct or through the Company’s web site. The Companys headquarters, and the Company’s U.K., Netherlands, Singapore and Australian subsidiaries, maintain an inventory of repair parts, tools, test equipment, and trained technicians to respond to customer requirements. Simtran maintains a fully equipped service department to support its individual product lines and is equipped and trained to support the full Company product line in Canada. Technical assistance is available through the FATS Helpdesk hotline. The Company seeks to provide customer service quickly. In addition to its traditional service role, the Company’s service department administers a U.S. Government-owned inventory of spare components. This assures that when a customer experiences a failure, they are returned to service within forty-eight hours by express shipping a spare component from this inventory. This same concept has been applied successfully to support the British Ministry of Defense, the Royal Netherlands Land Army, the Belgian Army, the Swiss Army, the Canadian Department of National Defense, the Australian Department of Defense and the Singapore Military through local subsidiaries.

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

Furthermore, any contractor who is suspected of, or found to have engaged in, commission of fraud or a criminal offense in connection with a government contract or subcontract, a serious violation of the terms of a government contract or subcontract, unfair trade practices, or any other offense indicating moral turpitude or a lack of business integrity or business honesty faces the possibility of being suspended or debarred from all further government contracting. The decision to suspend or debar a contractor is generally at the discretion of the government. Any such suspension or debarment could have a material adverse effect on the Company’s future results of operations and financial condition. See Legal Proceedings.

     The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company’s contracts have been obtained on a sole source basis while others were obtained through a competitive bidding process. The extent to which the Company’s contracts and orders are obtained through a competitive bidding process rather than as sole source contracts may affect the Company’s profit margins. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is subject to export licensing jurisdiction of the U.S. Department of State (State Department) and the U.S. Department of Commerce (Commerce Department) with respect to the temporary or permanent export of certain of its products and the import of certain other products based on the Arms Export Control Act and the Export Administration Act which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act. In addition to application to transfer of information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Both the State Department and the Commerce Department have the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports. Any loss, suspension or revocation of the Company’s export licenses could have a material adverse effect on the Company’s future results of operations and financial condition.

     The Company has a license from the U.S. Treasury Department’s Bureau of Alcohol, Tobacco and Firearms (ATF) to import destructive devices and certain other materials. This license also authorizes the Company to be a dealer in regulated firearms and other destructive devices. The Company also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company’s subsidiaries also have similar licenses in their jurisdictions of incorporation. Any revocation of or refusal to renew the Company’s ATF license or any such foreign license could have a material adverse effect on the conduct of the Company’s operations and financial condition since it must possess such licenses and comply with ATF regulations in order to import, possess and modify the authentic firearms used in its FATS systems. See Legal Proceedings.

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

Executive Officers of the Registrant

     Ronavan Mohling,age 60, a Director of the Company since October 2000, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, recently served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1998 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company’s Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company’s Consumer Products Division. Mr. Mohling is a member of the Audit Committee of the Board of Directors.

     David W. McGrane,age 51, was named Chief Operating Officer of the Company in July 2002. Mr. McGrane previously served as Senior Vice President for ABB, Inc.; he was employed by ABB, Inc. from 1989 to 2002, where he served in various capacities. From 1973 to 1989, Mr. McGrane served as General Manager and other managerial positions with Westinghouse Electric Corporation.

     John A. Morelli,age 53, has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli previously served as Chief Operating Officer from October 2000 to May 2002 and as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during its acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm in the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing and modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.

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

Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the Index to Financial Statements (together with the notes and other reports relating to such financial statements).

     For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amounts of $967,000, $1,006,000, $646,000 and $3,359,000, respectively, for the twelve months ended March 31, 2001, 2000, 1999 and 1998 have been reclassified from selling, general, and administrative expenses to cost of revenues.

	Fiscal Years Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Total Revenue	$59,057	$41,501	$38,889	$55,514	$73,547
Gross Margin	17,450	6,475	7,194	19,331	36,321
Gross Margin %	29.5%	15.6%	18.5%	34.8%	49.4%
Operating Expenses	$17,895	$18,403	$18,269	$16,329	$23,194
Operating Income (Loss)	(445)	(11,928)	(11,075)	3,002	13,127
Interest (Income) Expense, Net	(220)	4,444	8,056	7,316	5,905
Other Expense	61	257	325	400	97
Net Income (Loss) Applicable to Shareholders	4,336	(14,108)	(18,902)	(3,107)	3,233
Basic Earnings Per Share	0.06	(0.26)	(0.91)	(0.15)	0.16
Diluted Earnings Per Share	0.06	(0.26)	(0.91)	(0.15)	0.15
Balance Sheet Data:
Working Capital	20,957	15,893	21,020	27,010	18,907
Total Assets	36,351	32,173	41,575	60,150	56,380
Long-term Debt	42,977	43,990	73,772	72,200	63,000
Redeemable Preferred Stock	27,319	27,049	0	0	0
Stockholders Deficit	49,802	54,086	48,201	29,633	28,231

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

     Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward looking statements contained in this report, the Company believes that it is subject to a number of competition risk factors, including: the inherent unpredictability of currency fluctuations; actions of its competitors, including pricing; the ability to realize cost reductions and operating efficiencies, and in a manner that does not unduly disrupt business operations and the ability to identify and to realize other cost-reduction opportunities; and general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors and those enumerated below in Liquidity and Capital Resources.

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

     Should we seek to access the public capital markets, Securities and Exchange Commission (SEC) rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending March 31, 2004 become available, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended March 31, 2000 and March 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC’s requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

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

     Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, RD costs, bid and proposal expenses, plus depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agent’s commissions, and marketing expenses. RD expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all RD costs in the period in which they are incurred.

Restructure Transaction

     On August 25, 2000, the Company, its lenders and the Centre Entities completed a restructuring transaction which significantly reduced the Company’s outstanding indebtedness.

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

     Certain of the financial institutions that participated in the restructuring transaction became holders of significant amounts of our common stock issued in exchange for indebtedness. For a further discussion of the relationship between the Company and its lenders see Item 13, Certain Relationships and Related Transactions.

     On December 31, 2001 and March 29, 2002, the Company and its lenders amended the Credit Agreement. See Liquidity and Capital Resources and Note 3 of Notes to Consolidated Financial Statements.

Related Party Transactions

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002 in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

Results of Operations

     The following table sets forth selected data as a percentage of gross revenues for the periods indicated:

	Fiscal Year Ended March 31,

	2002	2001	2000

Total Revenue	100%	100%	100%
Gross Margin	30%	16%	21%
Operating Expenses:
Selling, General Administrative	18%	24%	28%
Research Development	7%	11%	10%
Depreciation and Amortization	3%	6%	7%
Impairment of Assets	2%	3%	5%

Total Operating Expense	30%	44%	50%

Operating Loss	(1)%	(29)%	(28)%
Interest Income, net	0%	11%	21%

Other Expense, net	0%	1%	1%
Net Loss Before Taxes	(1)%	(40)%	(50)%
Income Tax Benefit	8%	3%	2%
Accretion of Preferred Stock	0%	1%	1%
Net Income (Loss)	7%	(34)%	(49)%
Adjusted EBITDA(1)	4%	(21)%	(18)%

(1)	Adjusted EBITDA consists of net loss before tax excluding interest expense, net and depreciation and amortization, as further adjusted to exclude non-cash impairment of assets and restructuring charges. This metric is used to evaluate the Company’s overall operational performance and should not be considered as an alternative to net loss as a measure of operating results or to cash flow as a measure of liquidity.

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

     Total Operating Expenses. Total operating expenses decreased $0.5 million, or (2.7%) to $17.9 million for fiscal 2002 as compared to $18.4 million for fiscal 2001. As a percentage of revenues, total operating expenses decreased to 30.4% for the twelve months ended March 31, 2002 as compared to 44.6% for the twelve months ended March 31, 2001. Selling, general and administrative (SGA) expenses increased $0.9 million, or 9.3%. This increase in SGA is due primarily to increases in employee compensation costs, including $0.3 million related to the separation agreement with the Company’s former President and CEO and a reserve for legal fees regarding recent claims made by certain customers of the Company’s former subsidiary, Dart International, concerning the DVD component of the electronic archery system. In the opinion of management, these proceedings did not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Research and development expenses decreased $0.6 million, or (14.0%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.5 million, or (22.6%), due to the impairment of long-lived assets recorded in fiscal year 2001, which lowered the basis of long-lived assets and goodwill. The Company assessed the carrying value of its goodwill during fiscal 2002 relating to the acquisition of certain assets from SBS Technologies during fiscal year 1998 and determined it to have no value as the customer list acquired no longer had merit for future sales of the Company’s present product lines. As a result, the Company recorded an impairment loss of $1.0 million in the quarter ended March 31, 2002. The Company has no goodwill remaining as of March 31, 2002. Also, fiscal year 2002 excludes an impairment loss of $1.2 million that was related to the impairment of long-lived assets of the Company’s Simtran subsidiary in fiscal year 2001.

     Operating Income. As a result of the foregoing, operating income increased $11.5 million to a loss of $0.4 million, or (0.9%) of revenues, for the twelve months ended March 31, 2002 as compared to an operating loss of $11.9 million, or (28.7%) of revenues, for the twelve months ended March 31, 2001.

     Other Income (Expense), Net. Net interest income totalled $0.2 million, or 0.4% of revenues for the twelve months ended March 31, 2002 as compared to interest expense of $4.4 million, or 10.6% of revenues for the twelve months ended March 31, 2001. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. The exchange of the old and new credit facilities was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15) in August 2000. Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. During the twelve months ended March 31, 2002 and 2001, approximately $3.5 million and $2.0 million of the excess carrying value was amortized as a reduction of interest expense. Interest expense for the twelve months ended March 31, 2002 also excluded fees associated with the restructuring of approximately $0.6 million in fiscal year 2001. The amortization of the excess carrying amount of old borrowings will result in a much lower effective interest cost until the debt matures in September of 2003.

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

     Total Operating Expenses. Total operating expenses remained constant at $19.3 million for fiscal 2001. Total operating expenses as a percentage of revenues decreased to 46.7% for fiscal 2001 from 49.6% for fiscal 2000. Selling, general and administrative expenses decreased as a percentage of revenue to 26.7% for fiscal 2001 from 28.2% for fiscal 2000. Selling, general and administrative (SGA) expenses increased $0.1 million or 1.0%. This decrease in SGA as a percentage of revenue is due primarily to improved management of time and resource allocations in fiscal year 2001 and a one-time charge for deferred compensation associated with severance pay to the former President and CEO that was included in fiscal year 2000. RD expenses increased $0.8 million to $4.8 million in fiscal 2001 from $4.0 million in fiscal 2000 primarily attributable to the Company’s expenditures for research and development activities relating to new products and product lines.

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

     Accretion of Preferred Stock. The expense for the accretion of the preferred stock issued in November 2000 was a total of $0.3 million for the twelve months ended March 31, 2001 as compared to $0.3 million for the twelve months ended March 31, 2000 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock. The exchange of the old and new credit facilities was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15) in August 2000. Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. The Company records accretion of preferred stock offset against the amortization of the debt liability incurred during the restructure transaction in August 2000. As a result the Company incurred $1.3 million of expense related to the accretion of preferred stock during fiscal year 2001, which was off-set by ($1.1 million) of debt liability amortization, thereby resulting in a net accretion of preferred stock of $0.3 million during fiscal year 2001. An additional accretion amount of $0.1 million was recorded for preferred stock issued in November 1998.

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

Summary of Changes

Condensed Consolidated Statements of Operations
(Unaudited and in thousands)

	Quarter Ended
	December 31, 2001

		As Previously
	Restated	Reported

Revenues	15,396	15,999
Cost of Revenues	10,744	11,255
Gross Margin	4,652	4,744
Operating income	385	477
Income before taxes	287	379
Provision for income taxes	63	94
Net income	224	285
Net income applicable to Shareholders	156	217
Earnings per share basic	0.00	0.00
Earnings per share diluted	0.00	0.00

	Quarter Ended
	September 30, 2001

		As Previously
	Restated	Reported

Revenues	16,897	15,863
Cost of Revenues	12,210	11,457
Gross Margin	4,687	4,406
Operating income	614	333
Income before taxes	549	268
Provision for income taxes	186	91
Net income	363	177
Net income applicable to shareholders	296	110
Earnings per share basic	0.00	0.00
Earnings per share diluted	0.00	0.00

	Quarter Ended
	June 30, 2001

		As Previously
	Restated	Reported

Revenues	11,639	11,048
Cost of Revenues	7,159	6,789
Gross Margin	4,480	4,259
Operating income	341	120
Income before taxes	519	298
Provision for income taxes	296	221
Net income	223	77
Net income applicable to shareholders	158	12
Earnings per share basic	0.00	0.00
Earnings per share diluted	0.00	0.00

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

Liquidity and Capital Resources

     The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company has entered into a restructured Credit Agreement as discussed above under Restructure Transaction. The initial and further amended capital structure provides approximately $2.2 million to support existing letters of credit and $0.8 in revolving loan commitments to provide future working capital requirements in connection therewith. Therefore, the Company’s primary source of liquidity and capital resources is cash generated from its operating activities. On December 31, 2001 and March 29, 2002, the Company and its Lenders amended the Amended Agreement as follows:

     On December 31, 2001, the Company and its lenders amended the Credit Agreement thereby entering into the First Amendment and Waiver to the Credit Agreement (the First Amendment), which made the following changes:

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

     On March 29, 2002, the Company and its lenders amended the Credit Agreement thereby entering into the Second Amendment and Waiver to the Credit Agreement (the Second Amendment), which made the following changes:

•	Certain of the Lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has first out rights in the Collateral.

•	The lenders agreed to continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans. The amendment requires that the Support Letters of Credit Facility be cash-collateralized at 105%.

•	The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow the Company to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

•	The Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of such New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letter of Credits outstanding.

     The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company entered into a restructured Credit Agreement in August 2000 as discussed above under Restructure Transaction. The Company amended the restructured Credit Agreement in December and March 2002 to provide additional working capital through a new $2.2 million letter of credit commitment and the extension of the Company’s option to pay interest on the Company’s junior secured loans through the issuance of additional junior secured loans. In addition, the Company received a $4.9 million federal income tax refund in April 2002 as a result of recent changes in the tax laws. The amendments and federal tax refund received have provided additional working capital for the Company in the near term. However, the Company’s primary source of liquidity and capital resources continues to be cash generated from its operating activities. The Company’s future operations will be constrained unless it can continue to increase revenues and reduce costs improving operating margins and generating adequate cash flow to finance working capital needs.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations as well as FASB Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises.

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. As of March 31, 2002, the Company had no goodwill or material intangible assets and thus, does not believe that the adoption of this standard in the first quarter of fiscal year 2003 will have a material impact on the financial statements.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s 2004 fiscal year and is not expected to have a material effect on its financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement is effective for the Company’s 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

Critical Accounting Policies

     The SEC has recently issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgement and estimates on the part of management in its application. Refer to footnote 2 in the disclosures to the Company’s financial statements included in Form 10-K for a complete listing of significant accounting policies. Firearms Training Systems, Inc. believes the following represents the critical accounting policies of the Company as contemplated by FRR 60.

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

     Impairment of Long-Lived Assets

     Management periodically assesses the recoverability of the Company’s long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets management assesses the historical cash flow associated with that asset in conjunction with undiscounted future cash flow projections. The undiscounted future cash flow analysis is based on numerous assumptions including, but not limited to, sales history and future estimated sales demand. In the event the undiscounted cash flow analysis does not support the underlying asset’s carrying value, the asset is written-down to its estimated fair market value.

     Inventory Reserve

     Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market is defined as net realizable value. Management periodically reviews Company inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company’s inventory change from time-to-time due to change in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the marketplace. As the Company develops new product lines future charges against income may be necessary to reduce inventory to its net realizable value.

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

		Less than	Within	Within	After
	Total	1 year	1-3 years	4-5 years	5 years

	(Amounts in thousands)
Long-term debt:
Working capital borrowings	$130	$0	$130	$0	$0
Long-term debt Senior	12,000	0	12,000	0	0
Long-term debt Junior	27,334	0	27,334	0	0
Debt discount*	3,512	3,512	0	0	0
Other:	4,436	948	1,626	1,442	420
Acquisition earn-out payment	708	708	0	0	0

*	Balance represents a non-cash debt restructuring liability, which is amortized to interest expense monthly.

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

     The following table summarizes information related to the Company’s market risk sensitive debt instruments as of March 31, 2002:

Expected Maturity Date
Fiscal Year Ending March 31, 2002

	2002	2003	2004	Thereafter	Total	Fair Value

	(Dollars in thousands)
Fixed rate debt(1)	0	0	27,335	0	27,335	27,335	(3)
Average interest rate	10.00%	10.00%	10.00%		10.00%
Variable interest rate debt(2)	0	0	12,130	0	12,130	12,130
Average interest rate	6.75%	6.75%	6.75%		6.75%

(1)	Interest on fixed rate debt is 10%

(2)	Interest on variable rate debt is based on the lender’s prime rate, plus 2%

(3)	The Company believes the carrying amount of the fixed rate debt approximates fair value due to the proximity to the maturity date of September 30, 2003.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previous Independent Accountants

     Firearms Training Systems, Inc. dismissed Arthur Andersen LLP as its independent accountants effective April 17, 2002. Firearms Training Systems, Inc.’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. Arthur Andersen LLP’s audit reports on the Firearms Training Systems, Inc.’s financial statements for the two fiscal years ending March 31, 2001 did not contain an adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for Firearms Training Systems, Inc’s two fiscal years ending March 31, 2001 and through April 17, 2002, there were no disagreements between Firearms Training Systems, Inc. and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the Company’s two fiscal years ending March 31, 2001 and through April 17, 2002, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Firearms Training Systems, Inc. requested Arthur Andersen LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company. A copy of such letter, dated April 30, 2002, was filed as Exhibit 16.1 to Firearms Training Systems, Inc.’s Current Report on Form 8-K/A, dated as of April 30, 2002.

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

Name	Age	Position

Ronavan Mohling(1)	60	Chairman of the Board of Directors, Chief Executive Officer and Director
William J. Bratton	54	Director
Mary Ann Gilleece	61	Director
Randy Sugarman(1)	60	Director
Scott Perekslis	34	Director
R. C. Whitaker	54	Director
David W. McGrane	51	Chief Operating Officer
John A. Morelli	53	Vice President, Chief Financial Officer and Treasurer

(1)	Mr. Mohling, a Director of the Company, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Sugarman ceased to be an officer of the Company on that date in connection with the conclusion of the Company’s engagement of Sugarman Company LLP.

     The information contained under the heading Executive Officers of the Registrant in Part 1 hereof is incorporated herein by reference.

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

R.C. Whitaker
President and CEO
Strategic Distribution

     R. C. Whitaker, age 54, was named as a Director of the Company in October 2000 to fill a vacancy that was due to resignation of a director following the Restructure Transaction in fiscal year 2001. Mr. Whitaker has been with Strategic Distribution Inc. since September 2000. Prior to joining SDI, he was an Operating Partner with Pegasus Investors (a private equity funds group) from 1999 to 2000. Previous operational positions were President and CEO of Johnson Worldwide Associates (a sporting goods manufacturer) from 1996 to 1999, President and CEO of EWI, Inc. (an automotive tier 1 supplier) from 1995 to 1996, Chairman, President and CEO of Colts Manufacturing Company (a designer and producer of military firearms) from 1992 to 1995, and President CEO of Wheelabrator Corporation (an industrial equipment manufacturer). In addition to Strategic Distribution Inc., he serves on the Board of Directors of Weirton Steel Corporation and Precision Navigation, Inc., as well as a member of the Board of Trustees for The College of Wooster. Mr. Whitaker is a member of the Audit Committee of the Board of Directors.

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

Class III directors were elected in fiscal 2000 and their present terms expire with the Annual Meeting of Stockholders in 2002:

Mary Ann Gilleece, J.D., L.L.M.
Attorney, Managing Director
Van Scoyoc Kelly PLLC

     Mary Ann Gilleece, age 61, was named as a Director of the Company in March of 2001. Ms. Gilleece is an Attorney, Managing Director with Van Scoyoc Kelly PLLC, a newly formed law firm. Van Scoyoc Kelly PLLC was formed by Stu Van Scoyoc and Kevin Kelly to provide a government contracts and procurement law platform that Van Scoyoc Associates, one of Washington’s most distinctive government relation firms, can retain to address complex acquisition, procurement and regulatory issues. From 1972 to 1975 Ms. Gilleece was an Assistant Attorney General for the Commonwealth of Massachusetts. She was Counsel to the House of Representatives’ Committee on Armed Services from 1977 to 1983 and then in 1983 was appointed Deputy Undersecretary of Defense Research and Engineering (Acquisition Management) and served in that capacity until August, 1985 after which she returned to private practice. Ms. Gilleece was a partner in the law firm of Manatt Phelps Phillips LLP from June 1997 to June 2002. Ms. Gilleece is a member of the Compensation Committee and the Stock Options Sub-Committee of the Board of Directors.

Randy Sugarman, CPA
Managing Partner
Sugarman Company, LLP

     Randy Sugarman, age 60, was named a Director of the Company in October 2000. Mr. Sugarman is the managing partner of Sugarman Company LLP (Financial Consultants), which he founded in 1977. Mr. Sugarman served as Chairman of the Board of Directors of the Company from October 2000 until August 9, 2002, as interim President and Chief Executive Officer from May 2001 until August 9, 2002 and as interim Chief Operating Officer from May 2002 to July 2002. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP.

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

				Long Term Compensation
	Annual Compensation
				Restricted	Securities	All
	Fiscal	Salary	Bonus	Stock	Underlying	Other
Officer Name and Principal Position	Year	($)	($)	Awards ($)	Options (#)	Compensation

Randy Sugarman	2002	0	0	0	0	390,000	(1)
Chairman of the Board, Interim	2001	0	0	0	0	221,000	(1)
President and Chief Executive Officer and Interim Chief Operating Officer(1)
Robert F. Mecredy	2002	76,274	0	0	0	239,786	(3)(4)
President and Chief	2001	200,000	50,000	0	0	5,998	(3)
Executive Officer(2)	2000	160,000	0	0	0	5,049	(3)
John A. Morelli	2002	125,000	50,000	0	0	2,423	(3)
Vice President, Chief Financial	2001	125,000	35,000	0	0	3,089	(3)
Officer Treasurer(5)	2000	105,000	0	18,750 (6)	90,000	5,689	(3)

(1)	Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in the connection with the conclusion of the engagement of Sugarman Company LLP. The amounts set forth in the table consist of consulting fees for Mr. Sugarman’s services received by Sugarman Company LLP, a company in which Mr. Sugarman is managing general partner and has an 80% ownership interest. See Certain Relationships and Related Transactions Compensation Committee Interlocks and Insider Participation.

(2)	Mr. Mecredy became the Company’s President and Chief Executive Officer on October 1, 1999. He resigned effective May 16, 2001.

(3)	Matching contributions made by the Company to its 401(k) plan.

(4)	Mr. Mecredy’s All Other Compensation includes severance payments of $237,500. See Employment and Related Matters.

(5)	Mr. Morelli also served as Chief Operating Officer from October 2000 to May 2002.

(6)	Mr. Morelli was granted 30,000 restricted shares of common stock priced at $0.625 per share during fiscal 2000. The restrictions on these shares lapsed on September 30, 2000 and March 31, 2001, respectively.

Fiscal Year-End Option Values

     The following table contains certain information regarding options to purchase common stock held as of March 31, 2002 by each of the named executive officers. There were no exercises of stock options by the named executive officers during the last fiscal year.

	Number of Securities
	Underlying		Value of Unexercised
	Unexercised Options		in-the-Money Options
	at Fiscal Year-End		at Fiscal Year-End(1)

Officer Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert F. Mecredy	160,000	320,000	$3,200	$6,400
John A. Morelli	209,915	326,045	$2,570	$6,430

(1)	As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is based on the closing sales price of the Company’s Common Stock on the Over-The-Counter Bulletin Board as of the last day of the fiscal year, March 31, 2002, which was $0.52 per share.

Employment and Related Matters

     On May 18, 2001, Robert F. Mecredy tendered his resignation from his positions of President, Chief Executive Officer, and Director of the Company. Under the terms of his Separation Agreement, Mr. Mecredy continued in the Company’s employment until July 15, 2001 to assist in the transition of the new management team for an aggregate compensation of $12,500. In addition, the Company agreed to pay him a performance bonus of $50,000 for fiscal year 2001, $61,854.26 for accrued and unused vacation and an aggregate amount of $200,000 in bi-weekly installments during the 24 month period following termination of his employment and a further amount of $37,500. The Company also amended Series F and Series H stock option agreements, each in the amount of 240,000 shares of common stock so that (1) the Series F Options (i) will continue vesting and remain exercisable until the second anniversary of termination of employment, and (ii) are terminable for breach of certain provisions of the Separation Agreement rather than his existing agreements and (2) the Series H Options (i) expire on the third rather than the seventh anniversary of the Option date, (ii) continue to be exercisable after termination of his employment and (iii) are terminable for breach of certain provisions of the Separation Agreement rather than his existing agreements.

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

	Number of
	Shares of
	Common Stock
	Beneficially
Name of Beneficial Owner	Owned	%(6)

Bank of America Corporation(1)	12,757,426	18.2%
Dominion Resources, Inc. c/o First Source Financial, LLP(2)	9,467,188	13.5%
U.S. Bank National Association (First Bank, N.A.)(3)	4,260,375	6.1%
Centre Capital Investors II, LP(4)(5)	26,339,374	35.7%
Centre Capital Tax-Exempt Investors II LP(4)(5)	2,944,422	4.2%
Centre Capital Offshore Investors II, LP(4)(5)	5,219,372	7.4%
Centre Partners Coinvestment LP(4)(5)	3,822,535	5.4%
Centre Partners II LP(4)(5)	34,503,168	46.1%
Centre Partners II LLC(4)(5)	38,954,015	51.7%
Centre Partners Management LLC(4)(5)	39,060,715	51.8%
Robert F. Mecredy(7)	207,785	*
John A. Morelli(7)	248,672	*
William J. Bratton	21,100	*
Scott Perekslis(8)	24,643	*
All current directors and executive officers as a group	502,200	0.7%

(1)	The address of Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina. Bank of America is the parent of NB Holdings Corporation, which is the parent company of Bank of America, N.A. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Form 3 filed on September 6, 2000 with the Securities Exchange Commission (the Commission), reflecting ownership as of August 25, 2000, as well as information set forth in Schedule 13D filed on September 6, 2000.

(2)	The address of Dominion Resources, Inc. is 120 Tredegear Street, Richmond, Virginia 23219. Dominion Resources is a holding company and its subsidiaries include Dominion Capital, Inc., whose subsidiaries include Virginia Financial Ventures, Inc. and N.H. Capital, Inc., the general partners of First Source Financial, LLP. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.

(3)	The address of U.S. Bank National Association is U.S. Bank Place, 601 Second Avenue South, Minneapolis, Minnesota. Information regarding ownership of Common Stock included herein in reliance on information set forth in a Schedule 13D filed on September 6, 2000 with the Commission, reflecting ownership as of August 25, 2000.

(4)	Centre Partners II, LP is the general partner of Centre Capital Investors II, LP, Centre Capital Tax-Exempt Investors II, LP and Centre Capital Offshore Investors II, LP and has shared voting and investment authority with those entities. Centre Partners II, LLC is the general partner of Centre Partners Coinvestment II, LP and Centre Partners II, LP and has shared voting and investment authority with those entities, also, Centre Partners II, LLC has been delegated voting and investment authority with respect to an additional 571,181 shares of Common Stock and 57,131 warrants. Centre Partners Management, LLC has a management agreement with Centre Partners II, LP and Centre Partners II, LLC through which Centre Partners Management, LLC obtained shared voting and investment authority with those entities, in addition, Centre Partners Management, LLC has sole voting and investment authority for 106,700 shares of Common Stock. All of these entities are referred to herein as the Centre Entities.

(5)	The address of the Centre Entities is 30 Rockefeller Plaza, New York, New York 10020, except that the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13D/ A filed on May 16, 2002 with the Commission reflecting ownership as of May 13, 2002 and on information provided by Centre Management. On May 13, 2002, certain of the Centre Entities acquired 7,100,391 shares of Common Stock from PB Capital Corporation, whose parent company is Deutsche Postbank AG whose address is Friedrich-Ebert-Allee 114-126, 53113 Bonn, Germany, as follows: Centre Capital Investors II, L.P.: 4,870,385 shares; Centre Capital Tax-Exempt: 544,472 shares; Centre Capital Offshore Investors II, L.P.: 965,071 shares and Centre Partners Coinvestment L.P.: 720,463 shares.

(6)	Based on 70,153,139 shares of Common Stock outstanding on September 23, 2002. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of September 23, 2002 only by the respective named shareholder.

(7)	Messrs. Mecredy and Morelli’s beneficial ownership includes exercisable options for 160,000 shares and 209,915 shares, respectively. In addition, Messrs. Mecredy and Morelli’s beneficial ownership includes 17,075 shares and 8,757 shares, respectively, held in a 401(k) plan for the benefit of each person as of September 23, 2002, over which each such person has been delegated voting and investment power.

(8)	Includes 21,965 shares of Common Stock and 2,678 warrants held in a 401(k) plan for the benefit of Mr. Perekslis over which Mr. Perekslis has delegated voting and investment authority to Centre Partners pursuant to certain co-investment arrangements.

Equity Compensation Plan Information

     The following table provides information about the Company’s shares of Common Stock that may be issued upon exercise of stock options under all the Company’s existing equity compensation plans as of March 31, 2002:

Equity Compensation Plan Information

	(a)	(b)	(c)

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders:
Stock option plan	2,519,577	$1.68	4,977,744
Stock compensation plan			189,733
Equity compensation plans not approved by security holders	0	$0.00	0

Total	2,519,577	$1.68	5,167,477

Item 13.  Certain Relationships and Related Transactions

Certain Transactions

     The institutions named in the table under the caption Ownership of Stock by Directors, Executive Officers and Principal Stockholders on page 35 of this Annual Report on Form 10-K/A (the Lenders) are parties to certain of the Company’s financing arrangements. These financing arrangements were amended on December 31, 2001, March 29, 2002 and July 10, 2002. The principal purpose and effect of the amendments was to provide additional financial flexibility to the Company through the provision of a $2,200,000 support letter of credit, the elimination of certain quarterly limitations on capital expenditures and the continuation of certain interest payments through the issuance of additional notes payable. Additional provisions of the amendments provide that the support letter of credit be cash collateralized, the interest rate be raised on the pre-existing revolver from prime plus 1% to prime plus 2%, and the Company be required to pay an unused commitment fee of 0.5% on the unused portion of the support letter of credit commitment. In connection with these amendments, the Company paid fees totaling $250,455 to the Lenders, allocated among them as specified by the terms of the documents governing such amendments.

Compensation Committee Interlocks and Insider Participation

     Messrs. Bratton, Perekslis, and Sugarman served as members of the Company’s Compensation Committee during the 2002 fiscal year. Mr. Sugarman served as interim Chief Executive Officer and President from May 16, 2001 until August 9, 2002 and interim Chief Operating Officer from May 20, 2002 until August 9, 2002. Mr. Perekslis was a Vice President of the Company through July 18, 1997.

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

     The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this report:

     2.     Financial Statement Schedule.

     The following financial statement schedule is included on page S-1 of this annual report on Form 10-K:

     Schedule II Valuation and Qualifying Accounts

     3.     Exhibits.

     The following exhibits are required to be Filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibits

3.01	By-laws of the Company. (Filed as Exhibit 3.06 to the Company’s Registration Statement No. 333-13105)
3.02	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996)
3.03	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, Preferences, rights, Qualification, limitations and Restrictions of the series dated November 13, 1998. (Filed as exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
3.04	Certificate of Amendment to the Certificate of Incorporation of the Company dated (and Filed with the Office of the Secretary of State of Delaware on August 25, 2000)
3.05	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, Preferences, rights, qualifications, limitations and Restrictions of the series dated August 24, 2000 (Filed with the office of the Secretary of State of Delaware on August 25, 2000)
9.01	Voting and Stock Restriction Agreement dated as of April 1, 2000 among the financial institutions listed on the signature pages thereof and Bank of America, (Filed as Exhibit 9.01 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

Exhibit
Number	Description of Exhibits

9.02	Letter from Bank of America dated August 25, 2000 and signed by the Centre entities named therein and the non- Centre lenders named therein with respect to the (Filed as Exhibit 9.02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.01-01	Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated as of April 1, 2000, among the Company, FATS, Inc. and Bank of America, N.A., successor in interest to NationsBank, N.A., as Agent and as Issuing Bank, and the Financial (Filed as Exhibit 10.01-01 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.01-02	Loan Agreement and Exchange Agreement dated as of April 1, 2000 among the Company, FATS, Inc., the lenders named therein and Centre Capital Investors (Filed as Exhibit 10.01-02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.03	Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (Filed as Exhibit 10.06 to the Company’s Registration Statement No. 333-13105)
10.04	Assignment and Assumption Agreement dated as of January 1, 1997 among the Company, FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.05	Borrowers Consent and Agreement dated as of October 15, 1997 between FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
10.06	Pledge Agreement dated as of January 1, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.07	Parents Consent dated as of October 15, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)
10.09-01	Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)
10.09-02	First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)
10.09-03	Second Amendment to Lease Agreement, dated December 21, 1995, between the Company and Schneider Atlanta, L.P. (Filed as Exhibit 10.10 to the Company’s Registration Statement No. 333-13105)
10.10	Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other Individuals. (Filed as Exhibit 10.12 to the Company’s Registration Statement No. 333-13105)
10.11	Firearms Training Systems, Inc. Stock Option Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement No. 333-13105)
10.12	Stock Option Agreement Series A, dated as of September 18, 1996 between the Company and Peter A. Marino. (Filed as Exhibit 10.14 to the Company’s Registration Statement No. 333-13105)

Exhibit
Number	Description of Exhibits

10.12-01	Schedule identifying Stock Option Agreements Series A substantially identical in all material respects to Exhibit 10.12. (Filed as Exhibit 10.12-01 to the Company’s report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.13	Stock Option Agreement Series B, dated as of September 18, 1996 between the Company and Peter A. Marino. (Filed as Exhibit 10.15 to the Company’s Registration Statement No. 333-13105)
10.13-01	Schedule identifying Stock Option Agreements Series B substantially identical in all material respects to Exhibit 10.13. (Filed as Exhibit 10.13-01 to the Company’s report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.14	Stock Option Agreement Series C, dated as of September 18, 1996 between the Company and William J. Bratton. (Filed as Exhibit 10.16 to the Company’s Registration Statement No. 333-13105)
10.14-01	Schedule identifying Stock Option Agreements Series C substantially identical in all material respects to Exhibit 10.14. (Filed as Exhibit 10.16.01 to the Company’s Registration Statement No. 333-13105)
10.14-02	Form of Restricted Stock Award Agreement issued to Mr. Morelli under Item 11, Executive Compensation, Herein (Filed as Exhibit 10.14-02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.15	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.17 to the Company’s Registration Statement No. 333-13105) (Filed as Exhibit 10.18 to the Company’s Registration Statement No. 333-13105)
10.16	Registration Rights Agreement, dated as of April 1, 2000 among the Company and the Institutional Holders (Filed as Exhibit 10.16 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.17	Firearms Training Systems, Inc. Executive Severance Benefit Plan. (Filed as Exhibit 10.19 to the Company’s Registration Statement No. 333-13105)
10.18	Employment Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.20 to the Company’s Registration Statement No. 333-13105)
10.18-01	Resignation Agreement, dated as of September 15, 1999, between the Company and Peter A. Marino. (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1999)
10.19	Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (Filed as Exhibit 10.21 to the Company’s Registration Statement No. 333-13105)
10.19-01	Schedule listing Agreements to Limit Future Competition Substantially identical in all material respects to Exhibit 10.19. (Filed as Exhibit 10.21-01 to the Company’s Registration Statement No. 333-13105)
10.20	License Agreement, dated October 31, 1991 by and between Microware Systems Corporation and the Company. (Filed as Exhibit 10.23 to the Company’s Registration Statement No. 333-13105)
10.21	Warrant to purchase Class B Non Voting Common Stock of the Company dated November 13, 1998. (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended Quarter ended December 31, 1998)

Exhibit
Number	Description of Exhibits

10.22	Form of Amended Warrant to Purchase Common Stock of (Filed as Exhibit 10.22 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.23	Form of Warrant to Purchase Common Stock of the (Filed as Exhibit 10.23 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.24	Stock Option Agreement dated as of November 13, 1998 between the Company and Centre Partners Management LLC. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.25	Securities Purchase Agreement dated as of November 13, 1998 between the Company and Centre Entities. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.26	Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited and Firearms Training Systems, B.V. and the Centre Entities dated June 1, 1999. (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.27	Securities Exchange and Release Agreement dated as of April 1, 2000 among the investors named therein and (Filed as Exhibit 10.27 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)
10.28	First Amendment and Waiver to the Second Amended and Restated Credit Agreement and Partial Exchange (Previously filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)
10.28-01	Second Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated (Previously filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)
10.29	Employment Agreement dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.29-01	Amended Employment Agreement dated as of February 18, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-02	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-03	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.29-04	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31	Employment agreement dated as of November 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-01	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

Exhibit
Number	Description of Exhibits

10.31-02	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-03	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)
10.31-04	Separation and General Release Agreement, dated as of May 16, 2001, between the Company and Robert F. Mecredy including form of amendments to Series F and Series H options agreements. (Filed as Exhibit 10.31-04 to the Company’s Quarterly Report on Form 10-K for the Fiscal Year ended March 31, 2001)
21.01	Subsidiaries of the Company.
23.02	Consent of PricewaterhouseCoopers LLP, dated November 5, 2002
24.01	Power of Attorney (set forth on page V-1)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

     None

     (c)  Exhibits.

     See (a) (3) above.

     See (a) (2) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Firearms Training Systems, Inc.:

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, shareholders equity and cash flows present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended March 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Atlanta, Georgia
July 12, 2002, except Note 12, which is dated August 12, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To Firearms Training Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders deficit, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 18, 2001

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,252	$1,864
Restricted cash	1,434	628
Accounts receivable, net of allowance of $352 and $359 in 2002 and 2001, respectively	10,500	8,591
Income taxes receivable	4,488	809
Costs and estimated earnings in excess of billings on uncompleted contracts	1,816	1,480
Unbilled receivables	1,378	1,355
Inventories, net	9,434	12,526
Prepaid expenses and other current assets	1,444	1,117

Total current assets	34,746	28,370
Property and equipment, net	1,579	2,647
Other noncurrent assets	26
Goodwill, net of accumulated amortization of $3,958 in 2001		1,156

Total assets	$36,351	$32,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,430	$2,902
Accrued liabilities	5,053	3,895
Accrued interest	861	954
Billings in excess of costs and estimated earnings on uncompleted contracts	285	277
Deferred revenue	902	1,633
Warranty and contracts cost provision reserve Current	2,258	2,816

Total current liabilities	13,789	12,477
Long-term debt	42,977	43,990
Deferred income taxes	22	223
Warranty and contracts cost provision reserve Noncurrent	1,467	1,724
Other noncurrent liabilities	579	796

Total liabilities	58,834	59,210

Commitments and contingencies (Note 10)
Mandatory redeemable preferred stock (Note 4)	27,319	27,049

Stockholders’ Deficit:
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 and 70,084 shares issued and outstanding in 2002 and 2001, respectively
Additional paid-in capital	122,314	122,273
Stock warrants	613	613
Accumulated deficit	(172,350)	(176,686)
Cumulative foreign currency translation adjustment	(379)	(286)

Total stockholders’ deficit	(49,802)	(54,086)

Total liabilities and stockholders’ deficit	$36,351	$32,173

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
March 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands, except per share data)
Revenues	$59,057	$41,501	$38,889
Cost of revenues	41,607	35,026	30,689

Gross margin	17,450	6,475	8,200

Operating expenses:
Selling, general, and administrative expense	11,065	10,119	10,974
Research and development expenses	4,083	4,747	3,992
Depreciation and amortization	1,776	2,293	2,508
Restructuring charge (Note 2)			(143)
Impairment of assets	971	1,244	1,944

Total operating expenses	17,895	18,403	19,275
Operating loss	(445)	(11,928)	(11,075)
Other income (expense), net
Interest income	243	247
Interest expense	(23)	(4,691)	(8,056)
Other expense, net	(61)	(257)	(325)

Total other income (expense), net	159	(4,701)	(8,381)
Loss before benefit for income taxes	(286)	(16,629)	(19,456)
Benefit for income taxes	(4,892)	(1,052)	(808)

Income (loss) before accretion of preferred stock	4,606	(15,577)	(18,648)
Accretion of preferred stock	(270)	(260)	(254)
Gain on extinguishment of preferred stock		1,729

Net income (loss) applicable to common shareholders	$4,336	$(14,108)	$(18,902)

Basic income (loss) per share	$0.06	$(0.26)	$(0.91)
Diluted income (loss) per share	$0.06	$(0.26)	$(0.91)
Weighted average common shares outstanding basic	70,152	53,643	20,760
Weighted average common shares outstanding diluted	70,829	53,643	20,760

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended March 31, 2002, 2001, and 2000

		Class A		Class B Nonvoting
	Comprehensive	Common		Common
	Income						Stock	Unearned
	(Loss)	Shares	Amount	Shares	Amount	APIC	Warrants	Compensation

	(In thousands, except share amounts)
Balance, March 31, 1999	$(3,336)	19,020,213	0	1,694,569	0	114,324	0	0
Net loss	(18,902)	0	0	0	0	0	0	0
Common stock issued to Company Employee Stock 401(k) Plan	0	101,734	0	0	0	84	0	0
Issuance of restricted stock	0	272,500	0	0	0	184	0	(184)
Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	7
Foreign currency translation adjustment	243	0	0	0	0	0	0	0

Balance, March 31, 2000	$(18,659)	19,394,447	0	1,694,569	0	114,592	0	(177)

Net loss	(14,108)	0	0	0	0	0	0	0
Common stock issued to Company Employee Stock 401(k) Plan	0	332,875	0	0	0	72	0	0
Forfeiture of restricted stock	0	(32,500)	0	0	0	0	0	0
Common stock issued in conjunction with debt restructuring	0	48,695,212	0	0	0	7,609	0	0
Exchange of Class B Nonvoting Shares for Class A Voting shares Centre Entities	0	1,694,569	0	(1,694,569)	0	0	0	0
Stock warrants issued in exchange for Series A preferred stock	0	0	0	0	0	0	613	0
Amortization of deferred stock-based compensation	0	0	0	0	0	0	0	177
Foreign currency translation adjustment	(248)	0	0	0	0	0	0	0

Balance, March 31, 2001	$(14,356)	70,084,603	0	0	0	122,273	613	0

Net income	4,336	0	0	0	0	0	0	0
Common stock issued to Company Employee Stock 401(k) Plan	0	68,536	0	0	0	41	0	0
Foreign currency translation adjustment	(93)	0	0	0	0	0	0	0

Balance, March 31, 2002	$4,243	70,153,139	$0	0	$0	$122,314	$613	0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Cumulative
	Accumulated	Translation
	Deficit	Adjustment	Total

	(In thousands, except share amounts)
Balance, March 31, 1999	(143,676)	(281)	(29,633)
Net loss	(18,902)	0	(18,902)
Common stock issued to Company Employee Stock 401(k) Plan	0	0	84
Issuance of restricted stock	0	0	0
Amortization of deferred stock-based compensation	0	0	7
Foreign currency translation adjustment	0	243	243

Balance, March 31, 2000	(162,578)	(38)	(48,201)
Net loss	(14,108)	0	(14,108)
Common stock issued to Company Employee Stock 401(k) Plan	0	0	72
Forfeiture of restricted stock	0	0	0
Common stock issued in conjunction with debt restructuring	0	0	7,609
Exchange of Class B Nonvoting Shares for Class A Voting shares Centre Entities	0	0	0
Stock warrants issued in exchange for Series A preferred stock	0	0	613
Amortization of deferred stock-based compensation	0	0	177
Foreign currency translation adjustment	0	(248)	(248

Balance, March 31, 2001	(176,686)	(286)	(54,086)

Net income	4,336	0	4,336
Common stock issued to Company Employee Stock 401(k) Plan	0	0	41
Foreign currency translation adjustment	0	(93)	(93)

Balance, March 31, 2002	$(172,350)	$(379)	$(49,802)

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
March 31, 2002, 2001, and 2000

	2002	2001		2000

	(In thousands)
Operating activities:
Net income (loss)	$4,336		$(14,108)		$(18,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Employee stock compensation plan 401(k)	7		72		84
Employee compensation other	10		0		0
Gain on extinguishment of preferred stock	0		(1,729)		0
Noncash reduction of debt restructuring liability	(3,512)		(2,049)		0
Noncash refinancing cost	0		250		0
Amortization of deferred stock-based compensation	0		177		7
Accretion of mandatory redeemable preferred stock, net	270		260		254
Depreciation	1,591		2,042		1,991
Loss on impairment of long-lived assets	971		1,244		1,944
Change in inventory reserve	2,482		4		0
Change in warranty and contracts cost provision reserve	(642)		3,885		0
Amortization of goodwill	185		251		517
Amortization of loan costs	0		332		910
(Gain) loss on sale of assets	(56)		178		10
Deferred income taxes	(201)		(96)		2,651
Changes in assets and liabilities:
Accounts receivable, net	(1,909)		(1,937)		12,594
Unbilled receivables	(47)		1,427		472
Costs and estimated earnings in excess of billings on uncompleted contracts	(302)		0		0
Inventories	844		3,816		1,495
Prepaid expenses and other current assets	(327)		(493)		79
Accounts payable	1,525		504		(3,047)
Accrued liabilities	3,934		4,605		439
Income taxes payable/(receivable)	(3,734)		364		(1,527)
Deferred revenue	(730)		(23)		338
Billings in excess of costs and estimated earnings on uncompleted contracts	13		1,203		0
Noncurrent liabilities	(294)		(390)		316)

Total adjustments	78		13,897		19,527

Net cash provided by (used in) operating activities	4,414		(211)		625

Investing activities:
(Increase) decrease in restricted cash	(806)		714		(1,342)
Purchase of property and equipment	(758)		(736)		(1,494)
Proceeds from disposal of property and equipment	59		52		(315)

Net cash (used in) provided by investing activities	(1,505)		30		(2,836)

Financing Activities:
Proceeds from borrowings of long-term debt	0		200		43,372
Repayments of long-term debt	(70)		0		(41,800)
Deferred financing costs	0		0		(315)

Net cash (used in) provided by financing activities	(78)		200		1,257

Effect of change in foreign exchange rates	(174)		(41)		35
Net increase (decrease) in cash and cash equivalents	2,388		(22)		(919)
Cash and cash equivalents, beginning of year	1,864		1,886		2,805

Cash and cash equivalents, end of year	$4,252		$1,864		$1,886

Supplemental disclosure of cash paid (received) for:
Interest	$965		$1,010		$4,695
Income taxes	$(1,030)		$(1,327)		$433
Noncash transactions:
Interest payments made through issuance of additional debt (Note 3)	$2,569	$		$

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002, 2001 and, 2000

1.     Organization and Nature of Business

     Firearms Training Systems, Inc. (FATS or the Company), a Delaware corporation, was incorporated in 1984.

     FATS is engaged in the development, manufacture, sale, and servicing of small and supporting arms training simulators and simulated firearms. The Companys products include simulators for the military, law enforcement, sport shooting, and hunter education. The Company’s customers include military and law enforcement agencies primarily throughout the United States (U.S.), Canada, Europe and Asia.

     The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the Operating Subsidiary). As of March 31, 2002, FATS, Inc. had six wholly owned subsidiaries (collectively, the Subsidiaries): Firearms Training Systems Limited (the Operating Subsidiary’s U.K. subsidiary), F.A.T.S. Singapore Pte, Ltd., Firearms Training Systems Netherlands, B.V., Simtran Technologies, Inc., which is based in Montreal, Canada (Simtran), FATS Canada Holdings, and Firearms Training Systems Australia Pty Ltd.

     The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. The Company entered into a restructured Credit Agreement in August 2000 as discussed above under Restructure Transaction. The Company amended the restructured Credit Agreement in December and March 2002 to provide additional working capital through a new $2.2 million letter of credit commitment and the extension of the Company’s option to pay interest on the Company’s junior secured loans through the issuance of additional junior secured loans. In addition, the Company received a $4.9 million federal income tax refund in April 2002 as a result of recent changes in the tax laws. The amendments and federal tax refund received have provided additional working capital for the Company in the near term. However, the Company’s primary source of liquidity and capital resources continues to be cash generated from its operating activities. The Company’s future operations will be constrained unless it can continue to increase revenues and reduce costs improving operating margins and generating adequate cash flow to finance working capital needs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Impairment of Long-Lived Assets

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company compares the estimated future undiscounted cash flows expected to result from the use of the asset, and the proceeds from its eventual disposition, with the assets carrying value. In the event the assets carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recorded for the difference. During fiscal years 2002, 2001 and 2000, the Company recorded impairment losses of $971,000, $1,244,000 and $1,944,000, respectively, which is discussed in the following paragraphs. Having found no other instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, thus requiring the recognition of an impairment loss, management believes that the other long-lived assets in the accompanying balance sheets are appropriately valued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

	March 31,

	2002	2001

Sale’s commissions, bonuses, and agent’s commissions	$554	$843
Accrued salaries and related expenses	1,237	894
Professional fees	994	414
Accrued severance costs	116	23
Other	2,152	1,721

Total accrued liabilities	$5,053	$3,895

     Warranty and Contracts Cost Provision Reserve

     The warranty and contract cost provision reserve is comprised of the following (in thousands):

	March 31,	March 31,
	2002	2001

Contract cost provision reserve	$3,175	$4,013
Warranty provision reserve	550	527

	$3,725	$4,540
Less: current portion	(2,258)	(2,816)

	$1,467	$1,724

     During the fiscal year ended March 31, 2001, the Company recorded accruals of approximately $4.2 million associated with the costs to complete the warranty provisions of certain contracts as well as to accrue for anticipated losses on existing contracts. These were primarily due to increases in costs associated with the delivery of products. The additional costs were not originally anticipated at the time the warranty program or related contracts were entered into. Based on the Company’s revised estimates, the related revenue from these programs was no longer expected to offset the anticipated expenses. Therefore, an accrual for this loss contingency was made when the loss was determined and when it was reasonably estimable. During the fiscal year ended March 31, 2002, $1.5 million of this accrual was consumed leaving a balance of $2.7 million as of March 31, 2002. During fiscal 2002, the Company recorded $0.5 million for warranty cost provisions of certain contracts and to accrue for losses on existing contracts.

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The Company has adopted the disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adopted. Certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note 6).

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

Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

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

	March 31, 2002		March 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	4,252	4,252	1,864	1,864
Restricted cash	1,434	1,434	628	628
Accounts receivable	10,500	10,500	8,591	8,591
Accounts payable	4,430	4,430	2,902	2,902
Long-term debt fluctuating rate	12,130	12,130	12,200	12,200
Long-term debt fixed rate	27,335	27,335	24,765	27,335

     Class B to Class A Common Shares Exchange

     On April 24, 1998, 1,694,569 shares of the Company’s voting Common Stock were exchanged by a group of major shareholders managed by Centre Partners Management, LLC (the Centre Entities) for an equal amount of nonvoting Class B common stock. In connection with the exchange, the Centre Entities agreed not to convert the shares of Class B common stock to shares of Common Stock if, as a result of such conversion, the Centre Entities would hold, of record or beneficially with power to vote, more than 50% of the shares of Common Stock outstanding immediately following such conversion, unless concurrently with such conversion the shares of Common Stock are transferred to an unaffiliated person. As discussed in Note 4, the Company entered into a Securities Exchange and Release Agreement with the Centre Entities, which resulted in the release of the restrictions on the conversion of the Class B to Common Stock. The Centre Entities then converted all of its shares of Class B common stock to Common Stock during fiscal year 2001.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Income Taxes

     The Company is a C corporation for U.S. federal income tax reporting purposes and accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Other Intangible Assets (SFAS No. 142).

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations as well as FASB Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement is not expected to have a material effect on the Company’s financial position or results of operations.

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. During fiscal year 2002, the Company analyzed its remaining balance of goodwill and determined it was fully-impaired. The Company recorded an impairment loss of $971,000 million relating to goodwill that had been recorded upon acquisition of certain assets from SBS Technologies during fiscal year 1998 that is included in operating expenses in the accompanying statements of operations. The Company will adopt this standard in the first quarter of fiscal year 2003 and is not expected to have a material effect on the Company’s financial position or results of operations, as there is no remaining goodwill on the Companys balance sheet as of March 31, 2002.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company’s 2004 fiscal year and is not expected to have a material effect on the Company’s financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a segment of a business. The statement is effective for the Company’s 2003 fiscal year and is not expected to have a material effect on its financial position or results of operations.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Employee Benefit Plan

     The Company has a defined contribution profit sharing plan (the Plan) for substantially all company employees. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature, which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Matching of contributions with Company stock ended in May 2001. Total contributions by the Company to the Plan were approximately $168,000, $182,000, and $200,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

     Shipping and Handling Expenses

     All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs are included as a part of the cost of revenues.

3.     Long-Term Debt

     At March 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

	2002	2001

Working capital borrowings	$130	$200
Long-term debt senior	12,000	12,000
Long-term debt junior	27,335	24,765
Debt discount	3,512	7,025

Total	$42,977	$43,990

     In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the New Credit Agreement) and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company’s previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Common Stock, 20,463,716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in Senior Secured Loans, and approximately $22,034,000 of Junior Secured Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to a sub limit of $828,000. As of March 31, 2002, outstanding Revolving Loans totalled $130,000 and outstanding Letters of Credit totalled $548,000, with $204,000 in available unused funds.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Centre Entities had guaranteed the Revolving promissory note outstanding at March 31, 2000. Subsequent to March 31, 2000, Centre Entities repaid the $3,000,000 Revolving promissory note on behalf of the Company in exchange for a $250,000 funding fee. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the Centre Loan Agreement). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as the $250,000 funding fee, was converted to 1,764,452 shares of Common Stock, 897.397 shares of Series B mandatory redeemable preferred stock, approximately $504,000 in Senior Secured Loans, and approximately $966,000 in Junior Secured Loans.

     The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15). Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. As a result, the Company will record future interest expense and accretion of preferred stock on a discounted basis. As of March 31, 2002, approximately $3,512,000 and $2,299,000 of the liability remained and is included in long-term debt and mandatory redeemable preferred stock, respectively, on the accompanying balance sheet. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as noncash reduction of debt restructuring liability on the accompanying statements of cash flows. Expenses relating to the restructuring, including the $250,000 funding fee related to the Revolving promissory note, totaled approximately $656,000 and are included in interest expense in the accompanying statement of operations for the year ended March 31, 2001.

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

     During the quarter ended December 31, 2001, the Company’s capital expenditures, on a year-to-date basis, exceeded the amount allowable under the New Credit Agreement. As a result, the Company was not in compliance with the covenants of the New Credit Agreement. On December 31, 2001 the Company obtained a waiver from the lenders for the covenant violation and in conjunction with the waiver, amended the New Credit Agreement as follows:

•	The quarterly limitations on capital expenditures were removed, but the full year limitation on capital expenditures for the Company remains at an amount equal to 20% of the Company’s EBITDA for such fiscal year.

•	The requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the interest periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such interest periods would be payable in kind by the delivery to each of the lenders of additional Junior Secured Loans.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On March 29, 2002, the Company and its lenders further amended the New Credit Agreement as follows:

•	Certain of the lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has first out rights in the Collateral.

•	The lenders agreed to continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans. The amendment requires that the Support Letters of Credit Facility be cash-collateralized at 105%.

•	The amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind.

•	The negative pledge contained in the Credit Agreement was amended to allow the Company to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit.

•	The maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003.

•	The interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%.

•	The Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum.

•	The Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of such New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letter of Credits outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5.     Stock-Based Compensation Plans

     Stock Option Plan

     The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the Option Plan) in fiscal year 1997. The Company has reserved a total of 7,500,000 shares of Common Stock for issuance under the Option Plan under eight different nonqualified option series. The Option Plan provides for antidilution in the event of certain defined circumstances. The Option Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant.

     Series A Options

     Options under this series are available for grant to officers and other employees. During the year ended March 31, 2002, no Series A options were issued. The options are generally exercisable as follows: (i) 50% on the third anniversary of the option issue date (the option date), (ii) 25% on the fourth anniversary of the option date, and (iii) 25% on the fifth anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan) prior to the third anniversary of the option date, 16.7% of the options shall be exercisable for each anniversary of the option date prior to the optionee’s termination date. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     A summary of changes in outstanding options during the years ended March 31, 2000, 2001, and 2002 is as follows:

			Weighted Average
	Options	Exercise Price	Exercise Price

Outstanding, March 31, 1999	2,221,152	$0.69 14.00	$3.65
Granted	673,400	0.50 1.00	0.69
Cancelled	(679,698)	0.56 14.00	3.86

Outstanding, March 31, 2000	2,214,854	$0.50 12.00	$2.82
Granted	1,206,900	0.01 0.69	0.35
Cancelled	(425,069)	0.56 12.00	3.21

Outstanding, March 31, 2001	2,996,685	$0.01 12.00	$1.77
Granted	0	0.00 0.00	0
Cancelled	(477,108)	0.19 12.00	2.21

Outstanding, March 31, 2002	2,519,577	$0.01 12.00	$1.68

Shares available for future grants	4,977,744

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended March 31,

	2002	2001	2000

Net income (loss)	$3,551	$(16,184)	$(20,254)
Net income (loss) per share diluted	$0.05	$(0.30)	$(0.98)

     The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2002:

		Options Outstanding			Options Exercisable

			Weighted
		Outstanding	Average	Weighted	Exercisable	Weighted
		as of	Remaining	Average	as of	Average
Range of Exercise Prices		03/31/2002	Contractual Life	Exercise Price	03/31/2002	Exercise Price

$0.01	$1.43	1,654,300	7.6	$0.49	1,007,667	$0.67
1.44	2.85	46,583	6.1	1.79	46,583	1.79
2.86	4.28	693,427	3.0	3.25	635,391	3.25
4.29	5.70	16,600	2.8	5.19	16,600	5.19
5.71	7.13	3,000	2.4	7.13	3,000	7.13
7.14	8.55	59,733	4.4	7.54	59,733	7.54
8.56	9.98	100	3.0	9.00	100	9.00
11.40	12.00	45,834	4.3	11.78	45,834	11.78

		2,519,577	6.1	$1.68	1,814,908	$2.16

     Stock Compensation Plan

     The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (the Stock Plan) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2002, 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. During the years ended March 31,

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002, 2001, and 2000, the Company issued 68,536, 332,875, and 101,734 shares, respectively, of Common Stock to the 401(k) Profit Sharing Plan as matching contributions.

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

     Management Shares Agreement

     In September 1996, the Company entered into a management shares agreement (Management Shares Agreement) with Centre Partners Management LLC, the Centre Entities and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the Management Holders). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Entities, has bring along rights, pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Entities. The Management Holders have similar tag along rights pursuant to which they can participate in a sale by the Centre Entities of 5% or more of the outstanding shares of common stock to an unaffiliated third party. The Centre Entities also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Entities exercise any rights to register common stock under a registration rights agreement, which granted Centre Entities certain demand registration rights exercisable on no more than ten occasions as well as certain piggyback registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Entities, at such time as they hold less than 10% of the outstanding shares of common stock and (ii) ten years from the date of the agreement, if not sooner terminated.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of recorded income taxes with the amount computed at the statutory rate is as follows (in thousands):

	Year Ended March 31,

	2002	2001	2000

Tax at statutory rate	$(97)	$(5,654)	$(6,631)
State taxes, net of federal benefit	(7)
Nondeductible goodwill		22	83
Research and development tax credit		0	(679)
Foreign sales corporation benefit		0	(188)
Impairment of nondeductible goodwill		216	661
Taxable discount of accretion	105	393	0
Increase (decrease) in valuation allowance	(5,047)	3,904	6,207
Other	154	67	(261)

Total	$(4,892)	$(1,052)	$(808)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	March 31,

	2002	2001

Deferred Tax Assets:
Inventory reserves	$1,242	$350
Accrued Liabilities	270	193
Warranty and contract costs reserve	1,989	1,640
Deferred revenue		412
Deferred gain on restructuring	1,366	3,992
Loss on impairment of property and equipment	139	319
Net Domestic operating loss carryforwards	2,583	4,873
Other	664	227
Valuation allowance	(7,722)	(10,621)

Total Gross Deferred Tax Assets	$531	$1,385

Deferred Tax Liabilities:
Accelerated Depreciation		36
Inventory basis differences	(485)	1,155
Other	(68)	417

Total Gross Deferred Tax Liabilities	(553)	1,608

Net Deferred Tax liabilities	(22)	(223)
Less: Current Deferred Tax Assets		0

Non-current Net Deferred Tax Liabilities	$(22)	$(223)

     The debt restructuring completed by the Company in August 2000 resulted in a gain for tax purposes. However, due to the fact that the sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, no gain was recognized on the transaction for book purposes in accordance with SFAS 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock by approximately $14.6 million and was allocated proportionately to the new debt and preferred stock based on their relative carrying values. During the year ended March 31, 2001, the excess amount allocated to debt was reduced by approximately $3,512,000, resulting in a corresponding reduction of interest expense. The excess amount allocated to preferred stock was reduced by approximately $2,083,000, resulting in a corresponding reduction of accretion of preferred stock. The deferred tax asset for the gain related to the cancellation of indebtedness above represents the difference between the gain recognized for tax purposes and the gain recognized for book purposes through the reductions in interest expense and accretion. The taxable discount of accretion included in the rate reconciliation represents the tax effect of the accretion discount recorded of $2,083,000.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

7.     Concentration of Revenues

     For the years ended March 31, 2002, 2001, and 2000, the Company’s five largest customers accounted for approximately 50.5%, 34.9% and 58.2% of the Company’s total revenues, respectively. For any period, a major customer is defined as a customer from whom the Company generated more than 10% of its revenues for that period. For the fiscal year ended March 31, 2002, four customers accounted for more than 10% of the Company’s revenues. The following table summarizes information about the Company’s major customers for the year ended March 31, 2002, 2001 and 2000:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9.     Related Party Transactions

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarmans services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $390,000 and $221,000, plus expenses of $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2002 and 2001, respectively. As of March 31, 2002, approximately $49,000 is due to the consulting company and is included in accrued liabilities of the accompanying balance sheet.

     A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of the restructuring transaction (See Part I, Item 1, Restructure Transaction), were party to the debt restructuring further discussed in Note 3 to the Company’s March 31, 2002 financial statements. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     See 12. Subsequent Events.

11.     Industry Segment and Geographic Information

     The Company operates in one industry segment the manufacture, sale and service of small and supporting arms training simulators. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary (FATS, Inc.) and, to a lesser extent, through certain of the Subsidiaries. Geographic financial information on international sales is as follows (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

S-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Suwanee, State of Georgia on November 6, 2002.

FIREARMS TRAINING SYSTEMS, INC.

By:	/s/ RONAVAN MOHLING

Ronavan Mohling Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

     Each person whose signature appears below constitutes and appoints Ronavan Mohling and John A. Morelli each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K of Firearms Training Systems, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or any of their substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronavan Mohling Ronavan Mohling	Chairman of the Board of Directors, Chief Executive Officer and Director	November 6, 2002

/s/ John A. Morelli John A. Morelli	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 6, 2002

/s/ William J. Bratton William J. Bratton	Director	November 6, 2002

/s/ Mary Ann Gilleece Mary Ann Gilleece	Director	November 6, 2002

/s/ Scott Perekslis Scott Perekslis	Director	November 6, 2002

Randy Sugarman	Director

/s/ Ron Whitaker Ron Whitaker	Director	November 6, 2002

V-1

CERTIFICATION

     I, Ronavan Mohling, Chief Executive Officer of Firearms Training Systems, Inc., certify that:

1      I have reviewed this annual report on Form 10-K/A (Amendment Number 2) of Firearms Training Systems, Inc.;

2      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 6, 2002

By:	/s/ RONAVAN MOHLING

Ronavan Mohling Chief Executive Officer

CERTIFICATION

     I, John A. Morelli, Chief Financial Officer of Firearms Training Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment Number 2) of Firearms Training Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 6, 2002

By:	/s/ JOHN A. MORELLI

John A. Morelli Chief Financial Officer