Form 10-Q/A
period 2002-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2002-11-06
CIK 1021770

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

Yes [ ] No [X]

     As of August 14, 2001, there were 70,153,159 shares of the Registrant’s Class A Common Stock outstanding.

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 for the following reason.

ITEM  1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 to the financial statements, “RELATED PARTY TRANSACTIONS”, is being revised to better reflect the relationships among certain lending institutions and between the lending institutions and the Company. This amendment does not affect the Company’s historical results of operations, financial conditions or cash flows for any period presented. Other than this change to Note 7, there is no change to the consolidated financial statements, the notes to the consolidated financial statements or the certifications of management.

This Quarterly Report on Form 10-Q/A is substantially identical to the Quarterly Report on Form 10-Q originally filed on August 14, 2002, in all other respects.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

PART  I.   FINANCIAL INFORMATION

ITEM  1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except unaudited per share data)

	2002	2001

Revenues	$13,192	$11,639
Cost of Revenues	9,357	7,159

Gross margin	3,835	4,480
Operating expenses:
Selling, general and administrative expenses	2,441	2,645
Research and development expenses	836	1,014
Depreciation and amortization	265	480

Total operating expenses	3,542	4,139
Operating income	293	341
Other income (expense), net:
Interest income	33	169
Interest expense	(49)	(24)
Other income (expense), net	73	33

Total other income (expense), net	57	178
Income before provision for income taxes	350	519
Provision for income taxes	119	296

Net income	231	223
Accretion of preferred stock	(72)	(65)

Net income applicable to common shareholders	$159	$158

Foreign currency translation adjustment	87	34

Comprehensive income	$246	$192

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share	$0.00	$0.00

Weighted average common shares outstanding basic	70,153	70,147

Weighted average common shares outstanding diluted	71,182	70,376

The accompanying notes are an integral part of these
condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	June 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,828	$4,252
Restricted cash	470	1,434
Accounts receivable, net	8,560	10,500
Income tax receivable		4,488
Unbilled receivables	435	1,378
Costs and estimated earnings in excess of billings on uncompleted contracts	2,196	1,816
Inventories, net	10,217	9,434
Prepaid expenses and other current assets	1,393	1,444

Total current assets	33,099	34,746
Property and equipment, net	1,684	1,579
Other noncurrent assets	232	26

Total assets	$35,015	$36,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,013	$4,430
Accrued liabilities	4,439	5,053
Accrued interest	883	861
Income taxes payable	507
Deferred revenue	1,028	902
Billings in excess of costs and estimated earnings on uncompleted contracts	124	285
Warranty and contract costs provision reserve current	1,717	2,258
Current portion of capital lease obligations	46

Total current liabilities	11,757	13,789
Long-term debt and capital lease obligations	42,930	42,977
Noncurrent deferred income taxes	18	22
Warranty and contract costs provision reserve noncurrent	1,890	1,467
Other noncurrent liabilities	585	579

Total liabilities	57,180	58,834

Mandatory redeemable preferred stock	27,391	27,319

Stockholders’ deficit:
Common stock
Stock warrants	613	613
Additional paid-in-capital	122,314	122,314
Accumulated deficit	(172,191)	(172,350)
Cumulative foreign currency translation adjustment	(292)	(379)

Total stockholders’ deficit	(49,556)	(49,802)

Total liabilities and stockholders’ deficit	$35,015	$36,351

The accompanying notes are an integral part of these
condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	June 30,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$159	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock compensation plan - 401(k) plan	0	6
Employee compensation other	0	1
Noncash reduction of debt restructuring liability	(878)	(878)
Accretion of mandatory redeemable preferred stock	72	65
Depreciation	265	434
Change in inventory reserve	(1,355)	562
Change in warranty and contracts loss provision	(123)	(781)
Amortizations	45	46
Gain on disposal of assets	0	(37)
Deferred income taxes	(3)	(8)
Changes in assets and liabilities:
Accounts receivable, net	1,942	(876)
Unbilled receivables	944	961
Costs and estimated earnings in excess of billings on uncompleted contracts	(372)	(591)
Inventories	580	(2,598)
Prepaid expenses and other current assets	(198)	(581)
Accounts payable	(1,419)	2,826
Accrued liabilities	64	364
Income taxes payable/receivable	5,049	1,237
Deferred revenue	125	58
Billings in excess of costs and estimated earnings on uncompleted contracts	(169)	0
Noncurrent liabilities	161	187

Total adjustments	4,730	397

Net cash provided by operating activities	4,889	555

Cash flows from investing activities:
Change in restricted cash	963	(30)
Additions to property and equipment, net	(357)	(76)
Proceeds from disposal of property and equipment	0	37

Net cash provided by (used in) investing activities	606	(69)

Cash flows from financing activities:
Repayments of long-term debt	0	(45)

Net cash provided by (used in) financing activities	0	(45)

Effect of changes in foreign exchange rates	81	(24)

Net Increase in Cash and Cash Equivalents	5,576	417
Cash and Cash Equivalents at the Beginning of the Period	$4,252	$1,864

Cash and Cash Equivalents at the End of the Period	$9,828	$2,281

Supplemental disclosures of cash paid (received) for:
Interest	$186	$290
Income taxes	$(4,879)	$(899)
Non-cash transactions:
Interest payments made through issuance of additional debt	$0	$633

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

4.   LONG-TERM CONTRACTS

     Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, 2002 and March 31, 2002, respectively, are as follows (in thousands):

	June 30,	March 31,
	2002	2002

	$18,438	$14,305
Costs incurred on uncompleted contracts
Estimated earnings	7,952	6,536

	$26,390	$20,841
Less: billings to date	(24,318)	(19,310)

	$2,072	$1,531

     Such amounts are included in the following accounts:

	JUNE 30,	MARCH 31,
	2002	2002

	$2,196	$1,816
Costs and estimated earnings in excess of billings on uncompleted contracts
Billings in excess of costs and estimated earnings on uncompleted contracts	(124)	(285)

	$2,072	$1,531

5.   INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during the quarter ended June 30, 2002.

     Intangible assets consist of the following:

	June 30,	March 31,
	2002	2002

Unamortized intangible assets
Goodwill
Amortized intangible assets
Non-compete agreements	33	33
Deferred Financing Costs	251
Less accumulated amortization	(52)	(8)

	232	25

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

6.   LONG-TERM DEBT

     At June 30, 2002 and March 31, 2002, long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2002	2002

Working capital borrowings	$130	$130
Long-term debt Senior	12,000	12,000
Long-term debt Junior	28,010	27,334
Debt discount	2,634	3,513
Capital lease obligations	202	0

	$42,976	$42,977
Less: Current portion of capital lease obligation	(46)	0

Total long-term debt and capital lease obligation	$42,930	$42,977

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

     A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of a previously disclosed restructuring transaction (See Part I, Item 1, Restructure Transaction in the Company’s Annual Report on Form 10-K/A Amendment Number 2 for the fiscal year ended March 31, 2002 (the 2002 10-K)), were party to a previously disclosed debt restructuring (See Note 3 to the Company’s financial statements included in the 2002 10-K) and continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

8.   NET INCOME PER COMMON SHARE

     Net income per share for the three months ended June 30, 2002 and 2001 were as follows:

     (in thousands, except per share amounts)

	Three	Three
	Months	Months
	Ended	Ended
	June	June
	2002	2001

Basic:
Net income attributable to common shareholders	$159	$158
Weighted average common shares outstanding	70,153	70,147

Per share amount	$0.00	$0.00

Diluted:
Net income attributable to common shareholders	$159	$158
Weighted average common shares outstanding	70,153	70,147
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	371	229
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	658	0

Total	71,182	70,376

Per share amount	$0.00	$0.00

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

     On August 9, 2002, the Board of Directors of the Company elected Ronavan Mohling as Chairman of the Board and Chief Executive Officer. Mr. Mohling has been a Director since October 2000. Mr. Mohling’s election as Chairman of the Board and Chief Executive Officer comes in connection with the conclusion of the Company’s engagement of former interim Chief Executive Officer Randy Sugarman of Sugarman Company LLP, which had been retained by the Company to manage the Company’s transition following its financial restructuring in August 2000. Also, Mr. Mohling replaces Mr. Sugarman as the Company’s Chairman of the Board of Directors.

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

     Total Operating Expenses: Total operating expenses decreased $0.6 million, or (14.4%), for the three months ended June 30, 2002. As a percentage of revenues, total operating expenses decreased to 26.8% for the three months ended June 30, 2002 as compared to 35.6% for the three months ended June 30, 2001. Selling, general and administrative (SGA) expenses decreased to $2.4 million. As a percentage of revenues, SGA expenses decreased to 18.5% for the three months ended June 30, 2002 as compared to 22.7% for the three months ended June 30, 2001. This decrease in SGA is due primarily to a decrease in employee compensation expenses related to the recording of severance costs of approximately $0.3 million related to the resignation of the Chief Executive Officer during the three months ended June 30, 2001. Research and development expenses decreased $0.2 million, or (17.6%), primarily attributable to the Company’s reduction in expenditures for research and development activities relating to new products and product lines. Depreciation and amortization expense decreased $0.2 million, or (44.8%), due to the impairment of long-lived assets in fiscal year 2002, which lowered the basis of long-lived assets and goodwill.

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

ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2002, the Company had a backlog of approximately $67.0 million, as compared to $55.5 million as of June 30, 2001, comprised of $42.9 million from international customers of FATS, $1.1 from Simtran’s Canadian customers and $23.0 million from FATS’ U.S. military and law enforcement customers. Approximately $34.6 million of the contracted orders are scheduled for delivery during fiscal year 2003.

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

     The Company had a net increase in cash and cash equivalents of $5.6 million for the three months ended June 30, 2002 compared to a net increase of $0.4 million for the three months ended June 30, 2001. For the period ended June 30, 2002, the Company’s operating activities generated cash of approximately $4.9 million. Cash flow from operations increased primarily due to receipt of a tax refund that was due at March 31, 2002. Also, the Company is recording a reduced amount of interest expense as discussed in the Other Income (Expense), net section under RESULTS OF OPERATIONS. The Company’s investing activities used cash of approximately $0.4 million for capital expenditures.

     In August 2000, the Company restructured its debt agreements (the Restructure Transaction) by entering into a Second Amended and Restated Credit Agreement (the New Credit Agreement) and Partial Exchange Agreement with Bank of America, N.A. and other lenders. The New Credit Agreement replaced the Company’s previous credit facility, including the Tranche A and B loans and Revolving credit facility. In accordance with the New Credit Agreement, the unpaid principal of approximately $70,772,000 and accrued interest of approximately $5,312,000 under the old facility was converted to 40,235,548 shares of Class A common stock, 20,463.716 shares of Series B mandatory redeemable preferred stock, approximately $11,496,000 in Senior Secured Loans, and approximately $22,034,000 of Junior Secured Loans. On December 31, 2001, the Company and its lenders amended the Credit Agreement thereby entering into the First Amendment and Waiver to the Credit Agreement (the First Amendment), which made the following changes: The quarterly limitations on capital expenditures were removed, but the full year limitation on capital expenditures for the Company remains at an amount equal to 20% of Parents EBITDA for such fiscal year; the requirement of the Credit Agreement calling for payment of interest in cash on the Junior Secured Loans for the interest periods ending on March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002 was waived and it was provided that interest due on the Junior Secured Loans for such interest periods would be payable in kind by the delivery to each of the lenders of additional Junior Secured Loans. On March 29, 2002, the Company and its lenders further amended the Credit Agreement thereby entering into the Second Amendment and Waiver to the Credit Agreement (the Second Amendment), which made the following changes: Certain of the lenders agreed to provide a $2,200,000 Support Letter of Credit Facility. This new facility has first out rights in the Collateral; the Credit Agreement was amended to provide that the lenders would continue to receive interest payments on the Junior Secured Loans after March 31, 2002 by payment in kind by the delivery to each of the lenders of additional Junior Secured Loans; the Support Letters of Credit Facility be cash-collateralized; the amendment further provides that if EBITDA exceeds 120% of the amount necessary for payment of interest on the Loans (other than the Junior Secured Loans) plus the quarterly amount necessary to cash-collateralize the Support Letters of Credit, the interest on the Junior Secured Loans will be paid, to the extent of such excess, in cash and not in kind; the negative pledge contained in the Credit Agreement was amended to allow the Company and Borrower to deposit up to $2,310,000 in a cash collateral account to secure the Support Letter of Credit; the Maturity Date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans was extended from March 31, 2003 to September 30, 2003; the Credit Agreement was amended to provide that the interest rate on New Revolving Loans was raised to Prime Rate plus 2% from Prime Rate plus 1%; the Credit Agreement was amended to provide that the Company pay an unused commitment fee with respect to the unused portion of the New Revolving Credit Commitment of 0.5% per annum; the Company shall pay a non-refundable fronting fee for each New Letter of Credit issued in an amount equal to 0.25% of the amount of the New Letter of Credit; an annual non-refundable letter of credit commission for each New Letter of Credit equal to 1.25% of the average daily aggregate amount of all New Letters of Credit outstanding.

     As a result of the Restructure Transaction in August 2000, as amended, the Company is not currently paying interest or principal, other than interest on its Senior Debt and a portion of the Junior Debt, in cash. The remaining interest on Junior Debt is being recorded as additional notes payable. This debt will mature in September 2003 unless otherwise extended at the option of the Company.

     On July 10, 2002, the Company and its lenders amended the Credit Agreement thereby entering into the Third Amendment and Waiver to the Credit Agreement (the Third Amendment), which made the following changes: the full year limitation on Capital Expenditures for the Parent remains at an amount equal to 20% of Parent’s EBITDA for such fiscal year, except for the fiscal year ended March 31, 2002, which may exceed 20% of the Parent EBITDA, on a consolidated basis, but may not exceed $760,000; the Capital Expenditure Restrictions may be amended with the written consent of the Required Lenders, the Parent and the Borrower.

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
(amounts in thousands)

		Less Than	Within	Within	After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Long-term debt
Working capital borrowings	$130	$0	$130	$0	$0
Long-term debt Senior	12,000	0	12,000	0	0
Long-term debt Junior	28,010	0	28,010	0	0
Debt discount *	2,634	2,634	0	0	0
Capital lease obligations	202	46	100	56	0
Other
Operating lease obligations	4,194	926	1,588	1,400	280
Acquisition earn-out payment	708	0	708	0	0

*	Balance represents a non-cash debt restructuring liability, which is amortized to interest expense monthly.

RELATED PARTIES AND TRANSACTIONS

     A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of a previously disclosed restructuring transaction (See Part I, Item 1, Restructure Transaction in the Company’s Annual Report on Form 10-K/A Amendment Number 2 for the fiscal year ended March 31, 2002 (the 2002 10-K)), were party to a previously disclosed debt restructuring (See Note 3 to the Company’s financial statements included in the 2002 10-K) and continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. As of June 30, 2002 and 2001, the Company incurred consulting fees of $0.1 million and $0.1 million that were included in operating expenses.

CERTAIN FORWARD LOOKING STATEMENTS

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company’s success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company’s quarterly revenues and results of operations as a result of variations in the number and size of the Company’s shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations and termination for a variety of factors and budgetary constraints; (v) a significant proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the potential for increased competition; (vii) the Company’s ability to attract and retain key personnel and adapt to changing technologies; and (viii) other factors described in the Company’s Form 10-K for the fiscal year ended March 31, 2001 under the caption Part I. No assurance can be given that actual revenues, operating income or net income will not be materially different than those reported above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions.

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

     On August 9, 2002, the Board of Directors of the Company elected Ronavan Mohling as Chairman of the Board and Chief Executive Officer. Mr. Mohling has been a Director since October 2000. Mr. Mohling’s election as Chairman of the Board and Chief Executive Officer comes in connection with the conclusion of the Company’s engagement of former interim Chief Executive Officer Randy Sugarman of Sugarman Company LLP, which had been retained by the Company to manage the Company’s transition following its financial restructuring in August 2000. Also, Mr. Mohling replaces Mr. Sugarman as the Company’s Chairman of the Board of Directors.

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

April 30, 2002 Change in Registrant’s Certifying Accountants

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED November 6, 2002

FIREARMS TRAINING SYSTEMS, INC. (Registrant)

/s/ Ronavan Mohling
Ronavan Mohling Chairman of the Board of Directors and Chief Executive Officer

/s/ John A. Morelli
John A. Morelli Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Ronavan Mohling, Chief Executive Officer of Firearms Training Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Firearms Training Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 6, 2002

By:	/s/ RONAVAN MOHLING
Ronavan Mohling Chief Executive Officer

CERTIFICATION

     I, John A. Morelli, Chief Financial Officer of Firearms Training Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Firearms Training Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 6, 2002

By:	/s/ JOHN A. MORELLI
John A. Morelli Chief Financial Officer