Form 10-Q
period 2002-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2002-11-06
CIK 1021770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of November 6, 2002, there were 70,153,139 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

     PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended		Six months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$17,005	$16,897	$30,197	$28,536
Cost of Revenues	11,203	12,210	20,560	19,369

Gross margin	5,802	4,687	9,637	9,167
Operating expenses:
Selling, general and administrative expenses	3,010	3,051	5,450	5,696
Research and development expenses	714	563	1,550	1,577
Depreciation and amortization	244	459	510	939

Total operating expenses	3,968	4,073	7,510	8,212

Operating income	1,834	614	2,127	955

Other income (expense), net:
Interest income	15	23	48	192
Interest expense	(59)	(24)	(108)	(48)
Other income (expense), net	(19)	(64)	54	(31)

Total other income (expense), net	(63)	(65)	(6)	113

Income before provision for income taxes	1,771	549	2,121	1,068
Provision for income taxes	602	186	721	482

Net income	1,169	363	1,400	586

Accretion of preferred stock	(74)	(67)	(146)	(132)

Net income applicable to common shareholders	$1,095	$296	$1,254	$454

Basic earnings per common share	$0.02	$0.00	$0.02	$0.01

Diluted earnings per common share	$0.02	$0.00	$0.02	$0.01

Weighted average common shares outstanding — basic	70,153	70,153	70,153	70,150

Weighted average common shares outstanding — diluted	71,953	70,894	72,139	70,635

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	March 31,
ASSETS	2002	2002
	(unaudited)

Current assets:
Cash and cash equivalents	$4,498	$4,252
Restricted cash	979	1,434
Accounts receivable, net	12,437	10,500
Income tax receivable	17	4,488
Unbilled receivables	836	1,378
Costs and estimated earnings in excess of billings on uncompleted contracts	2,536	1,816
Inventories, net	10,441	9,434
Prepaid expenses and other current assets	1,388	1,444

Total current assets	33,132	34,746

Property and equipment, net	2,039	1,579
Intangible assets	186	26

Total assets	$35,357	$36,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,144	$4,430
Accrued liabilities	3,107	5,053
Accrued interest	895	861
Income taxes payable	1,007	—
Deferred revenue	1,142	902
Billings in excess of costs and estimated earnings on uncompleted contracts	521	285
Warranty and contract costs provision reserve — current	2,411	2,258
Current portion of long-term debt and capital lease obligations	41,938	—

Total current liabilities	54,165	13,789

Long-term debt and capital lease obligations	149	42,977
Noncurrent deferred income taxes	18	22
Warranty and contract costs provision reserve — noncurrent	1,298	1,467
Other noncurrent liabilities	675	579

Total liabilities	56,305	58,834

Mandatory redeemable preferred stock	27,465	27,319

Stockholders’ deficit:
Common stock	—	—
Stock warrants	613	613
Additional paid-in-capital	122,314	122,314
Accumulated deficit	(171,096)	(172,350)
Cumulative foreign currency translation adjustment	(244)	(379)

Total stockholders’ deficit	(48,413)	(49,802)

Total liabilities and stockholders’ deficit	$35,357	$36,351

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	September 30,

	2002	2001

OPERATING ACTIVITIES:
Net income applicable to common shareholders	$1,254	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash employee compensation	—	10
Change in inventory reserve	(1,925)
Noncash reduction of debt restructuring liability	(1,756)	(1,756)
Accretion of mandatory redeemable preferred stock	146	132
Depreciation	510	846
Amortization of goodwill	—	93
Amortization of loan costs and other intangible assets	90	—
(Gain) / loss on disposal of assets	23	(45)
Deferred income taxes	(4)	88
Changes in assets and liabilities:
Accounts receivable, net	(1,935)	(2,704)
Unbilled receivables	542	2,540
Costs and earnings in excess of billings on uncompleted contracts	(711)	(2,340)
Inventories	926	(214)
Prepaid expenses and other current assets	(193)	(134)
Accounts payable	(1,289)	2,278
Accrued liabilities	(1,297)	1,499
Income taxes payable / receivable	5,532	1,477
Deferred revenue	331	(97)
Billings in excess of costs and earnings on uncompleted contracts	135	(277)
Warranty and contracts costs provision	(17)	(931)
Noncurrent liabilities	69	232

Total adjustments	(823)	697

Net cash provided by operating activities	431	1,151

Cash flows from investing activities:
Change in restricted cash	455	146
Additions to property and equipment, net	(757)	(263)
Proceeds from disposal of property and equipment	—	45

Net cash used in investing activities	(302)	(72)

Cash flows from financing activities:
Repayments of long-term debt		(170)

Net cash used in financing activities	—	(170)

Effect of changes in foreign exchange rates	117	45

Net Increase in Cash and Cash Equivalents	246	954
Cash and Cash Equivalents at the Beginning of the Period	$4,252	$1,864

Cash and Cash Equivalents at the End of the Period	$4,498	$2,818

Supplemental disclosures of cash paid (received) for:
Interest	$1,076	$547
Income taxes	$(4,766)	$(1,020)
Supplemental disclosures of non-cash investing and financing activities:
Vehicles acquired through capital leases	$222	$—

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2002.

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

     Revenue from extended warranty sales and customer logistics support sales is recorded as deferred revenue and is recognized ratably as income over the lives of the related service agreements, which generally range from one to three years. Costs associated with these sales are recorded in the period incurred.

3.     INVENTORY

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2002	2002

Raw materials	$6,570	$8,874
Work in process	4,795	2,668
Finished goods	677	1,412

Inventories, gross	12,042	12,954
Less reserves	(1,601)	(3,520)

Inventories, net	$10,441	$9,434

4.     LONG-TERM CONTRACTS

Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30, 2001 and March 31, 2001, respectively, are as follows (in thousands):

	September 30,	March 31,
	2002	2002

Costs incurred on uncompleted contracts	$21,190	$14,305
Estimated earnings	9,356	6,536

	$30,546	$20,841
Less: billings to date	(28,531)	(19,310)

	$2,015	$1,531

       Such amounts are included in the following accounts:

	September 30,	March 31,
	2002	2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,536	$1,816
Billings in excess of costs and estimated earnings on uncompleted contracts	(521)	(285)

	$2,015	$1,531

5.     INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” during the quarter ended June 30, 2002.

     Intangible assets consist of the following:

	September 30,	March 31,
	2002	2002

Amortized intangible assets
Non-compete agreements	33	33
Deferred Financing Costs	250	—
Less accumulated amortization	(97)	(7)

	186	26

     Amortization expense for the three-month and six-month periods ended September 30, 2002 was $45,000 and $90,000 respectively. Estimated amortization expense for the year ended March 31, 2003 will be approximately $180,000.

6.     LONG-TERM DEBT

     At September 30, 2002 and March 31, 2002, long-term debt consisted of the following (in thousands):

	September 30,	March 31,
	2002	2002

Working capital — borrowings	$130	$130
Long-term debt — Senior	12,000	12,000
Long-term debt — Junior	28,010	27,334
Debt discount	1,756	3,513
Capital lease obligations	191	0

	$42,087	$42,977
Less: Current portion	(41,938)	0

Total long-term debt and capital lease obligation	$149	$42,977

     Debt discount represents a non-cash debt restructuring liability, which is amortized as a reduction in interest expense monthly.

     As of September 30, 2002, the working capital borrowings, the long-term debt – senior, the long-term debt – junior and the debt discount became current liabilities due to their maturity date of September 30, 2003. The Company does, however, have an option and currently expects to extend the maturity date for $40.0 million of the reclassified debt to September 30, 2004.

7.     RELATED PARTY TRANSACTIONS

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $77,000 and $211,000, plus expenses of $17,000 and $47,000 respectively, for the three-month and six-month periods ended September 30, 2002 under the consulting agreement. The Company incurred consulting fees of $86,000 and $202,000 plus expenses of $18,000 and $40,000 respectively, for consulting services under the agreement during the three months and six months ended September 30, 2001.

     A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of a previously disclosed restructuring transaction (See Part I, Item 1, Restructure Transaction in the Company’s Annual Report on Form 10-K/A Amendment Number 2 for the fiscal year ended March 31,2002 (the 2002 10-K)), were party to a previously disclosed debt restructuring (See Note 3 to the Company’s financial statements included in the 2002 10-K) and continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

8.      COMMITMENTS AND CONTINGENCIES

     Pursuant to applicable Bureau of Alchol, Tocaco and Firearms (BATF) regulations, during the quarter ended June 30, 2002, the Company advised the BATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The BATF responded that the Company should confirm the number of missing weapons and file the formal report required by BATF regulations. The Company conducted an investigation into this matter and concluded that the number of weapons missing is 41. The Company has filed the formal report with the BATF and local law enforcement authorities. Continuing communications with the BATF indicate that the BATF intends to continue to monitor the related controls and procedures of the Company, and will conduct an inspection during the third quarter of the fiscal year ending March 31, 2003. Based on communications to date, the Company does not currently expect the matter to have a material adverse effect on the financial position or results of operations.

9.     NET INCOME PER COMMON SHARE

Net income per share for the three and six month periods ended September 30, 2001 and 2000 were as follows:
(in thousands, except per share amounts)

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Basic:
Net income attributable to common shareholders	$1,095	$296	$1,254	$454

Weighted average common shares outstanding	70,153	70,153	70,153	70,150

Per share amount	$0.02	$0.00	$0.02	$0.01

Diluted:
Net income attributable to common shareholders	$1,095	$296	$1,254	$454

Weighted average common shares outstanding	70,153	70,153	70,153	70,150
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	687	235	753	232
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	1,113	506	1,233	253

Total	71,953	70,894	72,139	70,635

Per share amount	$0.02	$0.00	$0.02	$0.01

     The number of shares of stock assumed to have been bought back by the Company for computational purposes under the treasury stock method has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.56 and $0.65, for the three and six month periods ended September 30, 2002 and $0.33 and $0.26, for the three and six month periods ended September 30, 2001, respectively.

     Options to purchase 1,552,077 shares of common stock for the three month period ended September 30, 2002 and 1,551,877 shares of common stock for the six month period ended September 30, 2002, and warrants to purchase 3,246,164 shares of common stock were outstanding as of September 30, 2002 but were not included in the computation of the 2002 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

     Options to purchase 2,291,200 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of September 30, 2001 but were not included in the computation of the 2001 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K/A for the fiscal year ended March 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001:

     Net Revenues: Revenues increased $0.1 million, or 0.6%, to $17.0 million for the three months ended September 30, 2002 as compared to $16.9 million for the three months ended September 30, 2001. Sales to U.S. military customers for the three months ended September 30, 2002, increased by $0.5 million, or 5.5%, to $8.8 million. The rise in U.S. military sales is due to increased levels of weapon simulation training with the U.S. Navy. Sales to U.S. law enforcement customers for the three months ended September 30, 2002 decreased $0.1 million, or 5.9% to $1.8 million. Sales to international customers for the three months ended September 30, 2002 decreased $0.2 million, or 3.4%, to $6.3 million reflecting reduced customer contract delivery and installation schedules for the current three-month period.

     Cost of Revenues: Cost of revenues decreased $1.0 million, or 8.2%, to $11.2 million for the three months ended September 30, 2002 as compared to $12.2 million for the three months ended September 30, 2001. As a percentage of revenues, cost of revenues for the three months ended September 30, 2002 decreased to 65.9% as compared to 72.3% for the three months ended September 30, 2001. The decrease in cost of revenues as a percentage of revenues is attributable primarily to a better mix of higher margin revenues.

     Gross Margin: As a result of the foregoing, gross margin increased $1.1 million, or 23.8%, to $5.8 million, or 34.1% of revenues, for the three months ended September 30, 2002 as compared to $4.7 million, or 27.7% of revenues, for the three months ended September 30, 2002.

     Total Operating Expenses: Total operating expenses decreased $0.1 million, or 2.6%, for the three months ended September 30, 2002. As a percentage of revenues, total operating expenses decreased to 23.3% for the three months ended September 30, 2002 as compared to 24.1% for the three months ended September 30, 2001. The decrease in operating expenses is primarily due to a reduction in depreciation and amortization costs partially offset by an increase in research and development plus bid & proposal activities.

     Operating Income: As a result of the foregoing, operating income increased $1.2 million to $1.8 million, or 10.8% of revenues, for the three months ended September 30, 2002 as compared to $0.6 million or 3.6% of revenues, for the three months ended September 30, 2001.

     Other Income (Expense), net: Net interest expense, which included $54,000 in amortization of deferred financing costs and was reduced by $878,000 in amortization of debt discount, totaled $44,000, or 0.3% of revenues for the three months ended September 30, 2002. Net interest expense totaled $1,000, or 0.0% of revenues for the three months ended September 30, 2001, which included $13,000 in amortization of deferred financing costs and was reduced by $878,000 in amortization of debt discount.

     Provision for Income Taxes: The effective tax rate increased to (34.0%) of income before taxes for the three months ended September 30, 2002 as compared to (33.9%) for the three months ended September 30, 2001. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization.

     Net Income: As a result of the foregoing, net income increased $0.8 million to $1.2 million, or 6.9% of revenues for the three months ended September 30, 2002 as compared to $0.4 million, or 2.1% of revenues for the three months ended September 30, 2001.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $74,000 for the three months ended September 30, 2002 as compared to $67,000 for the three months ended September 30, 2001 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred stock.

     Net Income Applicable to Common Shareholders: The net income applicable to common shareholders increased $0.8 million to $1.1 million ($0.02 per share) or 6.4% of revenue. This compares to net income of $0.3 million ($0.00 per share) or 1.8% of revenue for the three months ended September 30, 2001.

Six Months Ended September 30, 2002 and 2001:

     Net Revenues: Revenues increased $1.7 million, or 5.8%, to $30.2 million for the six months ended September 30, 2002 as compared to $28.5 million for the six months ended September 30, 2001. Sales to U.S. military customers for the six months ended September 30, 2002, increased by $2.2 million, or 16.0%, to $16.3 million reflecting increased revenue from the U.S. Navy and U.S. Air Force. Sales to U.S. law enforcement customers for the six months ended September 30, 2002 decreased $0.5, million, or 14.4% to $3.0 million. Sales to international customers for the six months ended September 30, 2002 increased $83 thousand, or 0.8%, to $10.8 million.

     Cost of Revenues: Cost of revenues increased $1.2 million, or 6.1%, to $20.6 million for the six months ended September 30, 2002 as compared to $19.4 million for the six months ended September 30, 2001. As a percentage of revenues, cost of revenues remained fairly constant at 68.1% for the six months ended September 30, 2002 as compared to 67.9% for the six months ended September 30, 2001.

     Gross Margin: As a result of the foregoing, gross margin increased $0.5 million, or 5.1%, to $9.6 million, or 31.9% of revenues, for the six months ended September 30, 2002 as compared to $9.2 million, or 32.1% of revenues, for the six months ended September 30, 2001.

     Total Operating Expenses: Total operating expenses decreased $0.7 million, or 8.5%, for the six months ended September 30, 2002. As a percentage of revenues, total operating expenses decreased to 24.9% for the six months ended September 30, 2002 as compared to 28.8% for the six months ended September 30, 2001. Selling, general and administrative (“SG&A”) expenses decreased $0.2 million, or 4.3%. The decrease in total operating expenses is primarily due to reductions in SG&A costs and depreciation and amortization on a year to date basis compared to the previous year.

     Operating Income: As a result of the foregoing, operating income increased $1.2 million to $2.1 million, or 7.0% of revenues, for the six months ended September 30, 2002 as compared to $1.0 million or 3.3% of revenues, for the six months ended September 30, 2001.

     Other Income (Expense), net: Net interest expense which included $108,000 in amortization of deferred financing costs and was reduced by $1,756,000 in amortization of debt discount totaled $60,000, or (0.2%) of revenues for the six months ended September 30, 2002. Net interest income totaled $144,000, or 0.5% of revenues for the six months ended September 30, 2001 which included $25,000 in amortization of deferred financing costs and was reduced by $1,757,000 in amortization of debt discount.

     Provision for Income Taxes: The effective tax rate decreased to 34.0% of income before taxes for the six months ended September 30, 2002 as compared to 45.1% of income before taxes for the six months ended September 30, 2001. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization.

     Net Income: As a result of the foregoing, net income increased $0.8 million to $1.4 million, or 4.6% of revenues for the six months ended September 30, 2002 as compared to $0.6 million, or 2.1% of revenues for the six months ended September 30, 2001.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock issued in August 2000 was a total of $146,000 for the six months ended September 30, 2002 as compared to $132,000 for the six months ended

September 30, 2001 for the preferred stock issued in November, 1998 and exchanged in August 2000 for new preferred stock.

     Net Income Applicable to Common Shareholders: Net income applicable to common shareholders increased $0.8 million to $1.3 million ($0.02 per share) or 4.2% of revenue for the six months ended September 30, 2002. This compares to net income of $0.5 million ($0.01 per share) or 1.6% of revenue for the six months ended September 30, 2001.

ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent future revenue. As of September 30, 2002, the backlog increased to $67.4 million, or a 47.2% increase compared to $45.8 million as of September 30, 2001. The backlog as of September 30, 2002 is comprised of $45.4 million from international customers, $1.3 million from Simtran’s Canadian customers and $20.7 million from U.S. military and law enforcement customers. Approximately $28.1 million of the contracted orders are scheduled for delivery during the remainder of fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had negative working capital of $21.0 million compared to positive $20.1 million as of March 31, 2002. The net $41.1 million decrease in working capital is primarily the result of reclassification of $41.9 million in long-term debt to current liabilities due to the debt’s maturity date of September 30, 2003. The Company does, however, have an option and currently expects to extend the maturity date for $40.0 million of the reclassified debt to September 30, 2004.

     The Company had a net increase in cash and cash equivalents of $0.2 million for the six months ended September 30, 2002 compared to a net increase of $0.9 million for the six months ended September 30, 2001. For the period ended September 30, 2002, the Company’s operating activities generated cash of approximately $0.6 million. Cash flow from operations increased primarily due to a tax refund of approximately $4.9 million and a reduction of inventory partially offset by a reduction in accounts payable and accrued liabilities, and an increase in accounts receivable.

     Investing activities reduced cash by approximately $500,000 for the six months ended September 30, 2002 primarily due to a $1.0 million acquisition of property and equipment partially offset by $500,000 reduction in restricted cash.

     As a result of the Restructure Transaction in August 2000, the Company is not currently paying interest or principal, other than interest on its Senior Debt and a portion of the Junior Debt, in cash. The remaining interest on Junior Debt is being recorded as additional notes payable. This debt will mature in September 2003 unless otherwise extended at the option of the Company.

CONCENTRATION OF CREDIT RISK

     At September 30, 2002, approximately $8.3 million in accounts receivable or 66.5% of total accounts receivable was due from the Company’s top ten customers, of which none was secured by performance letters of credit. Each of these top 10 customers are either governmental entities or prime contractors to governmental agencies.

CRITICAL ACCOUNTING POLICIES

     In December, 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Refer to footnote 2 in the disclosures to the Company’s financial statements included in Form 10-K/A for the fiscal year ended March 31, 2002 for a complete listing of significant accounting policies. The Company believes the following represents its critical accounting policies as contemplated by FRR 60.

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

Inventory Reserve

     Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market is defined as net realizable value. Management periodically reviews Company inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions used in assessing the Company’s inventory change from time-to-time include changes in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the market place. As the Company develops new product lines future charges against income may be necessary to reduce inventory to its net realizable value.

Contract Cost Provision

     Management routinely assesses the Company’s performance and estimated cost to complete ongoing contracts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and earnings. In the event management anticipates incurring costs in excess of contract revenues, the Company records a contract cost provision in an amount equal to the estimated costs in excess of contracted revenues in the period in which such information becomes apparent.

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

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractural Obligations
September 30, 2002
(amounts in thousands)

		Less than	Within	Within	After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt
Working capital borrowings	$130	$130	$0	$0	$0
Long-term debt Senior	12,000	12,000	0	0	0
Long-term debt Junior	28,010	28,010	0	0	0
Debt discount *	1,756	1,756	0	0	0
Capital lease obligations	191	46	107	38	0
Other	0	0	0	0	0
Operating lease obligations	3,983	885	1,584	1,374	140

Acquisition earn-out payment	0	0	0	0	0

* Balance represents a non-cash debt restructuring liability, which is amortized as a reduction in interest expense monthly.

RELATED PARTIES AND TRANSACTIONS

     A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of a previously disclosed restructuring transaction (See Part I, Item 1, Restructure Transaction in the Company’s Annual Report on Form 10-K/A Amendment Number 2 for the fiscal year ended March 31,2002 (the 2002 10-K)), were party to a previously disclosed debt restructuring (See Note 3 to the Company’s financial statements included in the 2002 10-K) and continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $77,000 and $211,000, plus expenses of $17,000 and $47,000 respectively, for the three-month and six-month periods ended September 30, 2002 under the consulting agreement. The Company incurred consulting fees of $86,000 and $202,000 plus expenses of $18,000 and $40,000 respectively, for consulting services under the agreement during the three months and six months ended September 30, 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls or other factors

     None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

     Pursuant to applicable Bureau of Alchol, Tocaco and Firearms (BATF) regulations, during the quarter ended June 30,2002, the Company advised the BATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The BATF responded that the Company should confirm the number of missing weapons and file the formal report required by BATF regulations. The Company conducted an investigation into this matter and concluded that the number of weapons missing is 41. The Company has filed the formal report with the BATF and local law enforcement authorities. Continuing communications with the BATF indicate that the BATF intends to continue to monitor the related controls and procedures of the Company, and will conduct an inspection during the third quarter of the fiscal year ending March 31, 2003. Based on communications to date, the Company does not currently expect the matter to have a material adverse effect on the financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

(a)	Exhibits
Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

DATED: November 6, 2002

FIREARMS TRAINING SYSTEMS, INC. (Registrant)

/S/ Ronavan Mohling Ronavan Mohling Chairman of the Board of Directors and Chief Executive Officer

/S/ John A. Morelli John A. Morelli Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Certification of CEO Pursuant to
Securities Exchange Act Rule 13a-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Ronavan Mohling, Chief Executive Officer of Firearms Training Systems, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Firearms Training Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Ronavan Mohling Ronavan Mohling Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rule 13a-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Morelli, Chief Financial Officer of Firearms Training Systems, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Firearms Training Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ John A. Morelli John A. Morelli Chief Financial Officer