Form 10-Q
period 2002-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2003-02-13
CIK 1021770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Yes [ X ] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [ X ]

     As of February 13, 2003, there were 70,153,139 shares of the Registrant’s Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, and in thousands except per share data)

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$12,463	$15,396	$42,660	$43,932
Cost of revenues	7,984	10,744	28,544	30,113

Gross margin	4,479	4,652	14,116	13,819

Operating expenses:
Selling, general and administrative expenses	2,507	2,776	7,957	8,472
Research and development expenses	1,007	1,048	2,557	2,625
Depreciation and amortization	209	443	719	1,382

Total operating expenses	3,723	4,267	11,233	12,479

Operating income	756	385	2,883	1,340

Other income (expense), net:
Interest income	12	25	60	217
Interest expense	(55)	(92)	(163)	(140)
Other income (expense), net	22	(31)	76	(62)

Total other income (expense), net	(21)	(98)	(27)	15

Income before provision for income taxes	735	287	2,856	1,355
Provision for income taxes	222	63	943	545

Net income	513	224	1,913	810
Accretion of preferred stock	(75)	(68)	(221)	(200)

Net income applicable to common shareholders	$438	$156	$1,692	$610

Basic earnings per common share	$0.01	$0.00	$0.02	$0.01

Diluted earnings per common share	$0.01	$0.00	$0.02	$0.01

Weighted average common shares outstanding — basic	70,153	70,153	70,153	70,151

Weighted average common shares outstanding — diluted	71,736	71,042	72,021	70,771

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2002	2002
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$5,143	$4,252
Restricted cash	1,753	1,434
Accounts receivable, net	8,926	10,500
Costs and estimated earnings in excess of billings on uncompleted contracts	3,892	1,816
Unbilled receivables	456	1,378
Income tax receivable	—	4,488
Inventories, net	12,803	9,434
Prepaid expenses and other current assets	1,382	1,444

Total current assets	34,355	34,746
Property and equipment, net	2,081	1,579
Intangible assets	142	26

Total assets	$36,578	$36,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,351	$4,430
Accrued liabilities	3,638	5,053
Accrued interest	886	861
Income tax payable	1,155	—
Billings in excess of costs and estimated earnings on uncompleted contracts	709	285
Deferred revenue	1,181	902
Warranty and contract costs provision — current	2,390	2,258
Current portion of long-term debt and capital lease obligations	41,064	—

Total current liabilities	55,374	13,789
Long-term debt, less current portion	137	42,977
Noncurrent deferred income taxes	20	22
Warranty and contract costs provision — noncurrent	661	1,467
Other noncurrent liabilities	737	579

Total liabilities	56,929	58,834

Mandatory redeemable preferred stock	27,540	27,319
Stockholders’ deficit:
Common stock	—	—
Stock warrants	613	613
Additional paid-in-capital	122,314	122,314
Accumulated deficit	(170,658)	(172,350)
Cumulative foreign currency translation adjustment	(160)	(379)

Total stockholders’ deficit	(47,891)	(49,802)

Total liabilities and stockholders’ deficit	$36,578	$36,351

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	December 31,

	2002	2001

OPERATING ACTIVITIES:
Net income applicable to common shareholders	$1,692	$610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash employee compensation	—	13
Change in warranty and contracts cost provision	(674)	(1,151)
Noncash reduction of debt restructuring liability	(2,634)	(2,634)
Accretion of mandatory redeemable preferred stock	221	200
Depreciation	719	1,243
Amortization of goodwill	—	139
Amortization of loan costs and other intangible assets	134	—
(Gain)/loss on disposal of assets	23	(56)
Deferred income taxes	(1)	90
Changes in assets and liabilities:
Accounts receivable, net	1,575	(3,933)
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,726)	1,328
Unbilled receivables	578	192
Inventories	(3,364)	1,669
Prepaid expenses and other current assets	(188)	30
Accounts payable	(80)	76
Accrued liabilities	(763)	3,299
Income taxes payable / receivable	5,696	1,515
Billings in excess of costs and estimated earnings on uncompleted contracts	423	(59)
Deferred revenue	274	242
Noncurrent liabilities	158	228

Total adjustments	371	2,431

Net cash provided by operating activities	2,063	3,041

Cash flows from investing activities:
Change in restricted cash	(319)	136
Additions to property and equipment, net	(1,024)	(352)
Proceeds from disposal of property and equipment	—	59

Net cash used in investing activities	(1,343)	(157)

Cash flows from financing activities:
Repayments of capital lease obligation	(27)	(170)

Net cash used in financing activities	(27)	(170)

Effect of changes in foreign exchange rates	198	(164)

Net increase in Cash and Cash Equivalents	891	2,550
Cash and Cash Equivalents at the Beginning of the Period	$4,252	$1,864

Cash and Cash Equivalents at the End of the Period	$5,143	$4,414

Supplemental disclosures of cash paid (received) for:
Interest	$1,975	$780
Income taxes	$(4,766)	$(996)
Supplemental disclosures of non-cash investing and financing activities:
Vehicles acquired through capital leases	$209	$—

The accompanying notes are an integral part of these condensed consolidated statements

FIREARMS TRAINING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended March 31, 2002.

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

3.  INVENTORY.

     Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the three months ended December 31, 2001, the Company recorded approximately $1.7 million as a reserve for excess inventory related to older, slow-moving products, which was recorded in cost of sales that was based on an analysis of its readily saleable inventory. During the nine months ended December 31, 2002, the Company reduced the reserve through the disposal and write-off of certain obsolete items of inventory.

Inventories consist of the following (in thousands):

	December 31,	March 31,
	2002	2002

Raw materials	$6,353	$8,874
Work in process	5,485	2,668
Finished Goods	2,308	1,412

Inventories, gross	14,146	12,954
Less reserves	(1,343)	(3,520)

Inventories, net	$12,803	$9,434

4.   LONG-TERM CONTRACTS

Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2002 and March 31, 2002, respectively, are as follows (in thousands):

	December 31,	March 31,
	2002	2002

Costs incurred on uncompleted contracts	$21,029	$14,305
Estimated earnings	12,920	6,536

	$33,949	$20,841
Less: billings to date	(30,766)	(19,310)

	$3,183	$1,531

     Such amounts are included in the following accounts:

	December 31,	March 31,
	2002	2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,892	$1,816
Billings in excess of costs and estimated earnings on uncompleted contracts	(709)	(285)

	$3,183	$1,531

5.  INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002.

     Intangible assets consist of the following:

	December 31,	March 31,
	2002	2002

Amortized intangible assets
Non-compete agreements	33	33
Deferred financing costs	250	—
Less accumulated amortization	(141)	(7)

	142	26

     Amortization expense for the three-month and nine-month periods ended December 31, 2002 was $44,000 and $134,000 respectively. Estimated amortization expense for the year ending March 31, 2003 will be approximately $180,000.

6.  LONG-TERM DEBT

     At December 31, 2002 and March 31, 2002, long-term debt consisted of the following (in thousands):

	December 31,	March 31,
	2002	2002

Working capital — borrowings	$130	$130
Long-term debt — Senior	12,000	12,000
Long-term debt — Junior	28,010	27,334
Debt discount	878	3,513
Capital lease obligations	183	0

	41,201	42,977
Less: Current portion	(41,064)	0

Total long-term debt and capital lease obligation	$137	$42,977

     Debt discount represents a non-cash debt restructuring liability, which is amortized as a reduction in interest expense monthly.

     As of September 30, 2002, the working capital borrowings, the long-term debt – senior, the long-term debt – junior and the debt discount became current liabilities due to their maturity date of September 30, 2003. The Company does, however, have an option and currently expects to extend the maturity date for $40.0 million of the reclassified debt to March 31, 2004.

7.  RELATED PARTY TRANSACTIONS

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $211,000, plus expenses of $47,000 for the nine-month period ended December 31, 2002, and no fees or expenses for the three-month period ended December 31, 2002, under the consulting agreement. The Company incurred consulting fees of $86,000 and $288,000 plus expenses of $111,000 and $151,000 respectively, for consulting services under the agreement during the three months and nine months ended December 31, 2001.

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

8.  NET INCOME PER COMMON SHARE

     Net income (loss) per share for the three and nine months ended December 31, 2002 and 2001 were as follows:

     (in thousands, except per share amounts)

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Basic:
Net income applicable to common shareholders	$438	$156	$1,692	$610
Weighted average common shares outstanding	70,153	70,153	70,153	70,151

Per share amount	$0.01	$0.00	$0.02	$0.01

Diluted:
Net income applicable to common shareholders	$438	$156	$1,692	$610
Weighted average common shares outstanding	70,153	70,153	70,153	70,151
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	625	236	711	234
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	958	653	1,157	386

Total	71,736	71,042	72,021	70,771

Per share amount	$0.01	$0.00	$0.02	$0.01

     Basic and diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Stock options to purchase 2,092,777 and 1,552,077 shares of common stock, respectively as well as warrants to purchase 3,246,164 shares of common stock were excluded for the three-month and nine-month periods ended December 31, 2002 because they were anti-dilutive. Similarly, stock options to purchase 2,122,877 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of December 31, 2001, but were excluded for the same reason.

9.  COMMITMENTS AND CONTINGENCIES

     Pursuant to applicable Bureau of Alcohol, Tobacco and Firearms (BATF) regulations, during the quarter ended June 30, 2002, the Company advised the BATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The BATF responded that the Company should confirm the number of missing weapons and file the formal report required by BATF regulations. The Company conducted an investigation into this matter and concluded that the number of weapons missing is 41. The Company has filed the formal report with the BATF and local law enforcement authorities. Continuing communications with the BATF indicate that the BATF intends to continue to monitor the related controls and procedures of the Company, and had intended to conduct an inspection during the third quarter of the fiscal year ending March 31, 2003. Based on communications to date, and the fact that the BATF did not conduct the inspection during the third quarter, the Company does not currently expect the matter to have a material adverse effect on the financial position or results of operations.

     The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

     Changes in the product warranty accrual for the nine months ended December 31, 2002 were as follows (in thousands):

Balance — beginning of period	$550
Payments made	—
Change in liability for warranties issued during the period	—
Change in liabilities for preexisting warranties	2

Balance — end of period	$552

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties and loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 9 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that adoption of EITF Issue No. 00-21 will have on its consolidated financial statements, but does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

11.  COMPREHENSIVE INCOME

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Net income applicable to common shareholders	$438	$156	$1,692	$610
Foreign currency translation adjustment	84	178	219	(115)

Comprehensive income	$522	$334	$1,911	$495

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001:

     Net Revenues: Revenues decreased $2.9 million, or 19.1%, to $12.5 million for the three months ended December 31, 2002 as compared to $15.4 million for the three months ended December 31, 2001. Sales to U.S. military customers for the three months ended December 31, 2002, decreased by $3.0 million, or (43.8%), to $3.8 million. The decrease in U. S. military sales is primarily due to a government administrative delay in issuing a $3.0 million contract award from a significant U. S. military customer. Sales to U.S. law enforcement customers for the three months ended December 31, 2002 increased $0.2 million, or 11.7% to $1.8 million. Sales to international customers for the three months ended December 31, 2002 remained constant at $6.8 million. As further discussed under “Analysis of Backlog” on page 14, the Company’s backlog as of December 31, 2002 was approximately $79.0 million, the highest in the Company’s history, with approximately $21.5 million scheduled for delivery during the remainder of our 2003 fiscal year. As a result, management expects a significant increase in net revenue during the quarter ending March 31, 2003.

     Cost of Revenues: Cost of revenues decreased $2.7 million, or 25.7%, to $8.0 million for the three months ended December 31, 2002 as compared to $10.7 million for the three months ended December 31, 2001. As a percentage of revenues, cost of revenues for the three months ended December 31, 2002 decreased to 64.1% as compared to 69.8% for the three months ended December 31, 2001. Each of the Company’s primary lines of business showed improved margins for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. The decrease in cost of revenues as a percentage of revenues is attributable to several factors: (1) continued product standardization; (2) improved contract terms and conditions with specific product acceptance criteria; (3) a higher volume of catalog product sales; (4) greater efficiency in the manufacturing process; and (5) improved control over inventory obsolescence. The percentage reduction in cost of revenue reflects management’s efforts to emphasize higher margin contracts and improve efficiency in the manufacturing process.

     Gross Profit: As a result of the foregoing, gross profit remained fairly constant at $4.5 million for the three months ended December 31, 2002 as compared to $4.7 million or for the three months ended December 31, 2001, while increasing as a percentage of revenue from 30.2% for the three months ended December 31, 2001 to 35.9% for the three months ended December 31, 2002.

     Total Operating Expenses: Total operating expenses decreased $0.5 million, or (12.7%), for the three months ended December 31, 2002. As a percentage of revenues, total operating expenses increased 2.2% to 29.9% for the three months ended December 31, 2002 as compared to 27.7% for the three months ended December 31, 2001. Selling, general and administrative (“SG&A”) expenses decreased $0.3 million or (9.7%), to $2.5 million for the three months ended December 31, 2002 as compared to $2.8 for the three months ended December 31, 2001. The 2002 reduction in SG&A largely reflects the fact that the 2001 period included certain excess, non-recurring expenses. Research and development expenses remained constant at $1.0 million for both periods. Depreciation and amortization expense decreased $0.2 million reflecting the elimination of amortization of goodwill, which was written-off prior to March 31, 2002.

     Operating Income: As a result of the foregoing, operating income increased $0.4 million to $0.8 million, or 6.1% of revenues, for the three months ended December 31, 2002 as compared to of $0.4 million or 2.5% of revenues, for the three months ended December 31, 2001.

     Other Income (Expense), net: Net interest expense, which included $54,000 in amortization of deferred financing costs and was reduced by $878,000 in amortization of debt discount, totaled $43,000, or 0.3% of revenues for the three months ended December 31, 2002. Net interest expense totaled $67,000, or 0.4% of revenues for the three months ended December 31, 2001, which included $13,000 in amortization of deferred financing costs and was reduced by $878,000 in amortization of debt discount. Interest expense will continue to be recognized at a much lower effective interest cost until the original debt maturity date of March 2003.

     Provision for Income Taxes: The effective tax rate increased to (30.2%) of income before taxes for the three months ended December 31, 2002 as compared to (21.7%) for the three months ended December 31, 2001. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization in both periods.

     Net Income: As a result of the foregoing, net income increased $0.3 million to $0.5 million, or 4.1% of revenues for the three months ended December 31, 2002 as compared to $0.2 million, or 1.5% of revenues for the three months ended December 31, 2001.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $75,000 for the three months ended December 31, 2001 as compared to $68,000 for the three months ended December 31, 2001 related to the preferred stock issued in November, 1998 which was exchanged in August 2000 for new preferred stock.

     Net Income applicable to common shareholders: The net income applicable to common shareholders increased $0.2 million to $0.4 million ($0.01 per share) or 3.5% of revenue for the three months ended December 31, 2002. This compares to income of $0.2 million $0.00 per share or 1.0% of revenue for the three months ended December 31, 2001.

Nine Months Ended December 31, 2002 and 2001:

     Net Revenues: Revenues decreased $1.3 million, or (2.9%), to $42.7 million for the nine months ended December 31, 2002 as compared to $43.9 million for the nine months ended December 31, 2001. Sales to U.S. military customers for the nine months ended December 31, 2002, decreased by $0.7 million, or (3.5%), from $20.8 million to $20.1 million due to a government administrative delay in issuing a $3.0 million contract award from the Air National Guard. Sales to U.S. law enforcement customers for the nine months ended December 31, 2002 decreased $0.3 million or (6.1%) to $4.8 million due to continued increased competition in this market. Sales to international customers for the nine months ended December 31, 2002 remained fairly constant at $17.6 million.

     Cost of Revenues: Cost of revenues decreased $1.6 million, or (5.2%), to $28.5 million for the nine months ended December 31, 2002 as compared to $30.1 million for the nine months ended December 31, 2001. As a percentage of revenues, cost of revenues decreased to 66.9% for the nine months ended December 31, 2002 as compared to 68.5% for the nine months ended December 31, 2001. With the exception of U.S. Military, which showed improvement in the current quarter, each of the Company’s other primary lines of business showed improved margins for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. The decrease in cost of revenues as a percentage of revenues is attributable to several factors: (1) continued product standardization; (2) improved contract terms and conditions with specific product acceptance criteria; (3) a higher volume of catalog product sales; (4) greater efficiency in the manufacturing process; and (5) improved control over inventory obsolescence. The percentage reduction in cost of revenue reflects managements’ efforts to emphasize higher margin contracts and improve efficiency in the manufacturing process.

     Gross Profit: As a result of the foregoing, gross profit increased $0.3 million, or 2.1%, to $14.1 million, or 33.1% of revenues, for the nine months ended December 31, 2002 as compared to $13.8 million, or 31.5% of revenues, for the nine months ended December 31, 2001.

     Total Operating Expenses: Total operating expenses decreased $1.3 million, or (10.0%), to $11.2 million for the nine months ended December 31, 2002 as compared to $12.5 million for the nine months ended December 31, 2001. As a percentage of revenues, total operating expenses decreased to 26.3% for the nine months ended December 31, 2002 as compared to 28.4% for the nine months ended December 31, 2001. Selling, general and administrative (“SG&A”) expenses decreased $0.5 million, or (6.1%) to $8.0 million for the nine months ended December 31, 2002 as compared to $8.5 for the nine months ended December 31, 2001. The 2002 reduction in SG&A largely reflects the fact that the 2001 period included certain excess, non-recurring expenses and an increased emphasis by management during the 2002 period to control excess overhead costs. Research and development expenses remained constant at $2.6 million and 6.0% of revenue for both of the nine-month periods. Depreciation and amortization expense decreased $0.7 million reflecting the elimination of amortization of goodwill, which was written-off prior to March 31, 2002.

     Operating Income: As a result of the foregoing, operating income increased $1.6 million to $2.9 million, or 6.8% of revenues, for the nine months ended December 31, 2002 as compared to $1.3 million or 3.1% of revenues, for the nine months ended December 31, 2001.

     Other Income (Expense), net: Net interest expense, which included $162,000 in amortization of deferred financing costs and was reduced by $2,634,000 in amortization of debt discount, totaled $103,000, or 0.2% of revenues for the nine months ended December 31, 2002 as compared to net interest income of $77,000, or 0.2% of revenues for the nine months ended December 31, 2001, which included $38,000 in amortization of deferred financing costs and was reduced by $2,634,000 in amortization of debt discount. Interest expense will continue to be recognized at a much lower effective interest cost until the original debt maturity date of March 2003.

     Provision for Income Taxes: The effective tax rate decreased to 33.0% of income before taxes for the nine months ended December 31, 2002 as compared to 40.2% for the nine months ended December 31, 2001. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization in both periods however, certain of the Company’s foreign subsidiaries had lower operating income in fiscal year 2002 versus fiscal year 2001 resulting in lower tax provisions.

     Net Income: As a result of the foregoing, net income increased $1.1 million to $1.9 million, or 4.5% of revenues for the nine months ended December 31, 2002 as compared to $0.8 million, or 1.8% of revenues for the nine months ended December 31, 2001.

     Accretion of Preferred Stock: The expense for the accretion of the preferred stock was a total of $221,000 for the nine months ended December 31, 2002 as compared to $200,000 for the nine months ended December 31, 2001.

     Net Income applicable to common shareholders: The net income applicable to common shareholders increased $1.1 million to $1.7 million ($0.02 per share) or 4.0% of revenue. This compares to $0.6 million ($0.01 per share) or 1.4% of revenue for the nine months ended December 31, 2001.

ANALYSIS OF BACKLOG

     Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent future revenue. As of December 31, 2002, the Company’s backlog was approximately $79.0 million, the highest in the history of the Company. This represents an increase of approximately $11.6 million or 17.2% as compared to $67.4 million as of September 30, 2002, and an increase of $42.2 million or 114.7% as compared to $36.8 million as of December 31, 2001. The December 31, 2002 backlog is comprised of $59.9 million from international customers of FATS, $1.0 million from Simtran’s customers and $18.1 million from FATS U.S. military and law enforcement customers. Approximately $21.5 million of the contracted orders are scheduled for delivery during the fourth quarter of the fiscal year ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had negative working capital of $21.0 million compared to a positive $16.4 million as of December 31, 2001. The net $37.4 million decrease in working capital is primarily the result of a reclassification of $41.1 million in long-term debt to current liabilities reflecting the debt’s maturity date of September 30, 2003. The Company does, however, have an option and currently expects to extend the maturity date for $40.0 million of the reclassified debt to March 2004 and is currently in negotiations with its Lenders to further extend the maturity date by one additional year.

     The Company had a net increase in cash and cash equivalents of $0.9 million for the nine months ended December 31, 2002 compared to $2.5 million for the nine months ended December 31, 2001. For the period ended December 31, 2002, the Company’s operating activities generated cash of approximately $2.1 million, primarily through profitable operations and the collection of an income tax receivable offset somewhat by increases in inventories and costs and earnings in excess of billings on uncompleted contracts. The Company’s investing activities used cash of approximately $1.3 million, primarily for capital expenditures and additions to restricted cash.

     As a result of the Restructure Transaction in August 2000, the Company is not paying principal on its Senior Debt and Junior Debt. The interest on its Senior Debt and Junior Debt is currently paid in cash based on achieving higher levels of earnings. This debt will mature in September 2003 unless otherwise extended at the option of the Company.

CONCENTRATION OF CREDIT RISK

     At December 31, 2002, approximately $6.8 million in accounts receivable or 77.6% of total accounts receivable was due from the Company’s top ten customers, all of which are governmental entities or government prime contractors.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 9 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that adoption of EITF Issue No. 00-21 will have on its consolidated financial statements, but does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting polices considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Refer to footnote 2 to the Company’s financial statements included in Form 10-K/A for the fiscal year ended March 31, 2002 for a complete listing of significant accounting policies. Firearms Training Systems, Inc. believes the following represents the critical accounting policies of the Company as contemplated by FRR 60.

Revenue Recognition

     Customer contracts that require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Accounting for such contracts is essentially a process of measuring the results of relatively long-term events and allocating those results to relatively short-term accounting periods. This involves considerable use of estimates in determining costs and profits and thereby estimating the timing of revenue recognition and in assigning the amounts to accounting periods. The process is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs, and the extent of progress toward completion. The Company continually monitors each of these estimates based on the most current information available from the project managers and project engineers assigned to the programs. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. These revisions could materially increase or decrease profit margins on particular contracts in future periods.

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

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractural Obligations
December 31, 2002
(amounts in thousands)

		Less than	Within	Within	After
	Total	1 year	1 - 3 years	4 - 5 years	5 years

Long-term debt
Working capital — borrowings	$130	$130	$0	$0	$0
Long-term debt — Senior	12,000	12,000	0	0	0
Long-term debt — Junior	28,010	28,010	0	0	0
Debt discount *	878	878	0	0	0
Capital lease obligations	183	52	108	23	0
Other
Operating lease obligations	3,979	804	1,572	1,369	234

Total	$45,180	$41,874	$1,680	$1,392	$234

*	Balance represents a non-cash debt restructuring liability, which is amortized as a reduction of expense monthly.

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

     The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $211,000, plus expenses of $47,000 for the nine-month period ended December 31, 2002, and no fees or expenses for the three-month period ended December 31, 2002, under the consulting agreement. The Company incurred consulting fees of $86,000 and $288,000 plus expenses of $111,000 and $151,000 respectively, for consulting services under the agreement during the three months and nine months ended December 31, 2001.

CERTAIN FORWARD LOOKING STATEMENTS

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Commission, press releases, presentations by the Company or its management and oral statements) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) those described above including the timing and size of, and the Company’s success in competing for, new contracts awarded by military and other government customers; (ii) significant variability in the Company’s quarterly revenues and results of operations as a result of variations in the number and size of the Company’s shipments in a particular quarter while a significant percentage of its operating expenses are fixed in advance; (iii) concentrations of revenues from a few large customers who vary from one period to the next; (iv) the high percentage of sales to military and law enforcement authorities whose orders are subject to extensive government regulations and termination for a variety of factors and budgetary constraints; (v) a significant proportion of international sales which may be subject to political, monetary and economic risks, including greater credit risks; (vi) the potential for increased competition; (vii) the Company’s ability to attract and retain key personnel and adapt to changing technologies; and (viii) other factors described in the Company’s Form 10-K/A for the fiscal year ended March 31, 2002 under the caption Part I. No assurance can be given that actual revenues, operating income or net income will not be materially different than those reported above. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 7, 2002, the Company held its Annual Stockholders’ Meeting at its headquarters in Suwanee, GA. At this meeting 68,874,822 votes were cast representing 98.2% of all eligible votes.

     The following proposal was submitted to the security holders for vote:

     Election of one director. Ms. Mary Ann Gilleece was nominated for re-election to the board of directors. This proposal received 99.7% of the eligible votes cast to affirm her re-election to the board. Ms. Gilleece received 68,687,827 votes for re-election with 186,995 votes withheld. In addition, the term of office as a director of each of William J. Bratton, Ronavan Mohling, Scott Perekslis and Ronald C. Whitaker continued after the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed herewith:

	Exhibit 10.1	–	Amendment to Employment Agreement between the Company and John A. Morelli (for the purpose of extending the term of the agreement, and establishing the amount and certain terms related to severance payments)

	Exhibit 99.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 13, 2003

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

Date: February 13, 2003

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

Date: February 13, 2003

/s/ John A. Morelli John A. Morelli Chief Financial Officer