Form 10-K
period 2003-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2003-06-27
CIK 1021770

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-13105

Firearms Training Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	57-0777018
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7340 McGinnis Ferry Road Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 813-0180

Name of exchange on which registered:

None

Securities pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.000006 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the 9,853,598 shares of Common Stock held by non-affiliates of the registrant computed by reference to the last sale price on the Over-The-Counter Bulletin Board as of September 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,123,870.

As of June 25, 2003, there were issued and outstanding 70,153,139 shares of Common Stock, par value $0.000006 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders’ presently scheduled to be held in August 2003, is incorporated by reference in Part III to the extent described therein.

PART I

This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

You should carefully review the information contained in this Annual Report, and should particularly consider any risks and other factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security,

•	changes in technology,

•	disruptions in scheduled development of new products, such as our FATS V platform,

•	lack of market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions.

Item 1.     Business

Company Overview

Over its 19-year history, FATS® has developed over 300 variations of simulated weapons, manufactured and delivered over 35,000 simulated weapons, developed over 1,000 training scenarios, and delivered over 5,200 simulators to 50 countries. FATS is a world leader in the development and production of interactive simulation systems designed to provide training for and in the use of small and supporting arms for dismounted and mounted military operations, and training for judgmental use of force for law enforcement and military peacekeeping activities. The Company has broadened its array of products to accommodate the current tactics, training and equipment available to both law enforcement and military communities. Examples include the provision of simulators and courseware to support indirect fire, less than lethal weapon applications, and multiple room engagements. Every system features embedded capabilities to support customer authoring of scenarios and comprehensive performance evaluation. Keeping pace with national and international concerns, FATS has added improvements to courseware and software that focus on situations that require extraordinary judgment including operations in peace keeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in all environments in most cases allowing the customers to utilize their organic night vision equipment.

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

FATS uses a unique approach to sales and marketing that utilizes subject matter experts (“SMEs”). SMEs are ex-military and/or law enforcement professional trainers and weapons specialists with expertise in developing weapons training systems requirements and customizing hardware, software, and weapon designs to meet specific customer training requirements. SMEs establish an interactive dialogue with decision-makers and system end-users who generally have comparable backgrounds and experiences, enabling the SMEs to communicate customer requirements to the Company’s design engineers. Through this interaction, the Company strives to ensure that training scenarios are realistic and that simulated weapons maintain the fit, form, and feel of live weapons. The average tenure of FATS’ seven SMEs is over eight years.

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

Industry Overview

The firearms simulation training sector is comprised of simulation systems and weaponry that are used by domestic and international military and law enforcement organizations to hone a variety of skills, including individual marksmanship, squad tactical engagement, indirect fire and combined arms, and judgmental lethal and non-lethal use of force. Firearms simulation training is currently a small part of the overall worldwide training market. Within the overall training market, simulation training accounted for approximately $2.3 billion in 2001, of which U.S. Military forces accounted for approximately one half. The small and supporting arms category, which includes products offered by FATS, has an estimated value of approximately $450 million.

In light of the recent war in Iraq, the President has asked Congress for additional defense budget funding initiatives. This initial request calls for additional funds of $74.7 billion to subsidize the cost of both the war in Iraq and the continuing fight against terrorism.

In the aftermath of the attacks of September 11th, the U.S. government has demonstrated a significant commitment to homeland security in terms of financial and human resources. Current homeland security functions are being redefined, reorganized, and redeployed. Requirements for homeland security applications have not been finalized; however, the Company anticipates that future homeland security training will include judgmental, analytical, and situational training applications for law enforcement, first responders, firefighters, and security personnel. The Company can, however, provide no assurance the Company’s operations and financial position will benefit from anticipated increases in homeland security resources.

Military organizations have historically embraced simulation for larger weapon systems such as winged aircraft, helicopters, and tanks, but have traditionally depended on live firing ranges for small arms and supporting arms training. Over the last decade, military and law enforcement organizations have increasingly embraced firearms simulation training as an important supplement to live fire training. The Company believes the following factors favor the use of simulated firearms training systems:

•	United States Military Acceptance: The United States Marine Corps (“USMC”), the United States Army (the “Army”), the United States Navy (“USN” or the “Navy”) and the United States Air Force (“USAF”) all utilize FATS systems as a prerequisite to live fire training. Controlled tests have been conducted by the Army, USAF, and Navy indicating a positive training transfer from virtual simulation to live fire events. As time, expense, and environmental challenges continue to impact training, the Company expects reliance on simulation to increase.

•	United States Navy Opportunity: Management believes that the Navy currently represents a substantial opportunity in the simulated firearms market. The October 2000 attack on the USS Cole encouraged the USN to reevaluate its preparedness. The USN has recently announced plans to deploy simulated firearms trainers on the majority of its ships to enhance the preparedness of its sailors and officers at sea and in port.

Judgmental Training:  Homeland security assignments and the rising number of non-traditional law enforcement and military missions, such as joint-force peacekeeping, peacemaking actions, and urban warfare situations require a heightened level of judgment regarding the appropriate use of measured force. Training in simulation enables law enforcement and military organizations to test and hone judgment and demonstrate appropriate responses to simulated complex situations. In addition, simulated training systems are portable and mobile, which is a key advantage in serving peace-keeping operations that typically necessitate rapid deployment of troops to troubled regions around the globe.

The Company can, however, provide no assurance the Company’s operations and financial position will benefit from anticipated increased reliance on simulation training.

Many companies in simulation technology have principally been focused on large weapon systems such as flight simulators and large, expensive mainframe computing simulations. FATS has focused on the application of affordable technology for individual and small unit gunnery and use of force requirements. FATS has developed low cost simulators with high fidelity graphics that provide training in realistic environments. During the last few years, rapid advancements in commercial computer technology have allowed replacement of FATS-proprietary approach with commercial technology that supports the need to meet contemporary combat training objectives. FATS simulators use highly interactive three-dimensional computer-generated scenarios that allow simulated battles to take place in virtual environments with computer-generated semi-automated forces.

Products

FATS developed and sold the first interactive small arms simulation system and strives to continue to set the standard for innovation, quality, and service within the simulated training marketplace.

FATS’ product offering represents a comprehensive set of training systems, weapons, and courseware. Technology advancements have enabled FATS to build on the basic fundamentals of marksmanship training. FATS technology and weapons enable military leaders to progress from basic weapons skills to directing entire units in virtual battle scenarios while a forward observer calls for and adjusts artillery, naval, and mortar fire. The combination of the ability to conduct tactical planning on digitized terrain databases that represent real world mission locations and the technically advanced features embedded in FATS training systems result in the opportunity for military organizations to conduct meaningful simulation training that leads to advanced readiness.

The Company’s technology strategy is based on creating training platforms designed around a combination of COTS and proprietary technologies that customers can easily customize to meet their distinctive specifications and requirements. Faster processors and smaller computer parts and chips are enabling FATS to create training devices that eliminate the current requirement that weapons be tethered to the system, affording personnel freedom of movement in the training space while retaining all current data feedback and system training features. As a result of these capabilities, we expect thatforce escalation, de-escalation training with various devices such as OC spray, simulated TASER® stun guns, and firearms will be greatly improved as law enforcement personnel are able to move freely.

The following table illustrates the progression of the Company’s training platforms from its FATS I system developed in 1984 to the planned release of FATS V in FY2005.

Evolution of FATS® Training Platforms

Platform	Year of Introduction	Features/Improvements
FATS I	1985	Control Program for Microcomputers (“CPM”) based, stand-alone weapons, judgmental laser disc video.

FATS II	1988	Versa Module Eurocard (“VME”) based, system controlled weapons, video branching.

FATS III	1992	Weapons trace function, lanes marksmanship, dry fire weapons, primer fire weapons, judgmental laser disc video, 2D full screen graphics, high resolution hit detection.

FATS IV	1998	PC based digital video, three-dimensional (“3D”) sound, 3D graphics, indirect fire trainer, higher hit detection accuracy, open architecture.

FATS V	FY2005 (estimated)	HDTV capable, through-sight display, higher firing rate, scalable system architecture.

While the FATS V platform is scheduled for release in our 2005 fiscal year, we can currently give no assurance that that schedule will actually be accomplished or that it will incorporate all of the features identified above.

The following sections detail the Company’s product offering, which is divided into four major groups: simulators, weaponry, training software, and related products. The product offering detail is followed by a discussion of additional products and service opportunities.

Simulators

The Company’s simulators represent the core of FATS’ product set. Simulators are integrated training systems that combine COTS components and technologies, such as Intel Pentium®-based computers running the Microsoft Windows® operating system, 3D graphics, digital video encoding and decoding technologies, and LCD projectors, with FATS proprietary technologies such as hit detection cameras and software and computer hardware to create a versatile training solution. Each FATS IV-based simulator enables end-users to train using either computer generated imagery (“CGI”) or combined video and graphics scenarios. Instructors using the Instructor Control Station (“ICS”) have real-time control of scenario events and after-action review.

The following table details the simulators offered within each of the Company’s target markets followed by a discussion of each of FATS’ simulation systems.

Simulator Product Offerings by Target Market

Domestic Military	Domestic Law Enforcement	International Law Enforcement & Military
Small Arms Trainer	Small Arms Trainer	Small Arms Trainer

Indirect Fire Trainer	Live Fire Trainer	Indirect Fire Trainer

Judgmental Trainer	Judgmental Trainer	Live Fire Trainer

Forward Observer Trainer	Authoring Station	Judgmental Trainer

Motion Integrated Trainer		Authoring Station

Heavy Weapons Simulation		Motion Integrated Trainer

Combined Arms Trainer		Heavy Weapons Simulation

Networked Trainers		Combined Arm Trainer

Networked Trainers

Small Arms Trainer (“SAT”):  The SAT, FATS’ principal product, enables customers to hone skills ranging from individual marksmanship to collective training incorporating weapons ranging from pistols to anti-tank missiles. The SAT is a versatile trainer offering individual, team, and leadership training for lethal force applications, less-than-lethal force applications (e.g., chemical spray, TASER®, baton), and part-task training (e.g., safety, fire discipline, and fire coordination).

Indirect Fire Trainer (“IFT”):  Designed for artillery and mortar units, the IFT is designed to portray the call for fire procedures and effects of all artillery, mortars, naval gunfire, close air support, and attack helicopter supporting arms. These systems may be integrated into a combined arms battle space, including howitzer and mortar crews, while conducting direct fire engagements against simulated forces. In addition, the IFT provides capabilities for command post and fire direction center personnel to become full participants in an indirect fire scenario. FATS CGI (3D graphics) software can provide a combined arms collective training environment in a 3D virtual world, which allows small arms gunners, mortar gunners, and forward observers to be trained on the same system, in the same virtual battlefield, at the same time. This combined arms training capability is a unique feature offered only by FATS.

Live Fire Trainer (“LFT”):  The system enables an organization to employ its own service weapons in a wide variety of scenarios offering a complete spectrum of potential force responses. The system displays the impact point of live rounds on a specially designed, self-healing screen, and is capable of branching to different outcomes depending upon the student’s actions, reactions, and effectiveness.

Law Enforcement Trainer:  The Law Enforcement Trainer provides training for the individual patrolman, team and/or section, and SWAT teams through the entire force continuum. Weapons include small arms, semi-automatic weapons, shotguns, and non-lethal alternatives such as chemical spray, the simulated TASER® stun gun, and batons. Law enforcement courseware spans the spectrum of conflicts that an officer may encounter, from basic marksmanship to hostage negotiations and rescue and domestic disturbances, in each case requiring judgment and measured response. Systems include complete diagnostics and data feedback.

Gunnery Crew Training:  FATS produces light armor vehicle and gunnery crew training systems, including a stand-alone classroom armored vehicle trainer, the Cougar Crew Gunnery Trainer, the TOW Video Interactive Gunnery Simulator, the Javelin Detachment Trainer, and an appended light armored vehicle crew trainer. The Company provides appended and stand-alone versions of these products, and is the sole-source provider of the embedded training software solutions for the U.S. Army STRYKER Program. In addition, FATS provides contract software development and programming services. Historically, FATS has not emphasized its armored vehicle simulation capabilities. Management, however, is exploring current demand for gunnery crew training systems.

Motion Integrated Training Systems (“MITS”):  The MITS provides a unique environment to develop the trainee’s ability to operate weapons on a motion platform replicating engagement conditions in a moving environment, such as on a ship. FATS first delivered a motion platform system to the Singapore Coast Guard in 1997. The motion is derived from an accurate mathematical motion cue model to produce a realistic sensation of motion for the student. The motion model can be easily adjusted to simulate the motion of a ship, land-based vehicle, or an aircraft.

Weaponry

FATS produces sophisticated and realistic simulated training weapons. FATS provides realistic weaponry by retrofitting real, live fire weapons with simulation technology to deliver the true form, fit, and feel of a live fire weapon. FATS offers a broad set of weapons, from small to supporting arms.

FATS simulated weapons offer a number of training advantages over live fire training. The Company’s weapons provide diagnostic information not available with live fire weapons, such as trigger pressure, barrel movement, weapon cant, and butt pressure, supplying instructors with a rich set of performance data. In addition, since FATS simulated weapons do not fire live rounds, they experience far less stress than live fire weapons and therefore have a life cycle that is significantly longer than weapons used for live fire training. For example, an actual M-16 has a field life of approximately 5,000 rounds before rebuild, while the FATS simulated M-16 is designed to fire 50,000 rounds before requiring service.

FATS weapons designers are able to replace firing elements from live weapons with pneumatics, electronics, lasers, and sensors without altering a weapon’s mechanical functions (safety switch, loading, etc.), center of gravity, balance, or weight.

Weapons are available with various levels of sensor diagnostics and can be custom-designed and manufactured for each customer’s specific installation. Additionally, the Company’s weapons are offered with radio frequency (“RF”) wireless capability, utilizing a backpack that contains electronics and compressed air containers to enable FATS weapons to function under system control and provide diagnostic capabilities. Currently the Company is developing wireless weapons using Bluetooth RF technology. The objective is to embed all components of the weapon system, including electronic circuits and compressed air containers, into the weapon itself. While the Bluetooth technology is currently under development, we can give no assurance that full integration of the technology will actually be accomplished.

The Company’s arsenal includes simulated revolvers; semi-automatic pistols; shotguns; bolt-action, semi-automatic, and automatic rifles; submachine and machine guns; anti-tank/anti-personnel rocket launchers; single-shot and automatic grenade launchers; automatic cannons; and mortars. FATS also provides a customer-installed weapons simulation conversion kit that enables customers to modify their own weapons to function like FATS simulated weapons. These kits, which are easily removed for live fire training, lower the total system cost to customers and represent the only simulated weapons conversion kit available in the industry.

Training Software

The Company’s training software provides interactive engagements to meet specific training objectives using real-world imagery or CGI. FATS’ scenario library includes terrain scenes derived from National Imagery and Mapping Agency (“NIMA”) data sets; realistic targets (both friendly and threatening); realistic human images; and various time of day, weather, and lighting conditions.

FATS has developed thousands of customized scenario programs. The Company offers a comprehensive set of scenarios covering basic and advanced marksmanship, judgmental/measured response, collective and combined arms training, and numerous other training requirements. The following table provides a list of selected scenarios and courseware developed by FATS.

Training Software

Corporate Security	Nuclear Station Security

Federal Scenarios	Private Security

First Responder	State Police

Force Continuum	SWAT Team

High Risk Patrol	U.S. Border Patrol

In Custody / Corrections	U.S. Immigration & Naturalization Service Inspections

Judgmental Pistol Shooting	U.S. Postal Service Inspections

Marksmanship Lanes	Use of Force

Mortar and Sustained Fire Machine Gun	Australian Army East Timor

Checkpoint Operations U.S. Army

Related Products and Services

FATS offers additional products that enhance the basic platform capability, including a video authoring station, which enables customers to develop, edit, modify, and/or customize their own training video scenarios; a hostile fire return simulator that propels simulated ammunition in the direction of a trainee, reinforcing proper cover techniques; selected military and law enforcement equipment such as a remote trigger device, flashlight, night vision filters for customer-owned devices, simulated binoculars for use during indirect fire training, simulated laser range finders used during forward air controller training, and a MILES™ shoot-back device that trains military personnel to react to hostile fire simulated by an electronic laser.

FATS has developed other products that have not yet penetrated the market, such as the Company’s Motion Integrated Training System, which combines FATS core firearms simulation technology with a dynamic motion platform to simulate numerous air-based and sea-borne weapons at a considerably reduced cost. This system is currently in use by a limited number of the Company’s customers, but management believes that focused marketing efforts may stimulate demand for future installations of the motion platform product.

Management is exploring opportunities to provide turnkey training services to military and law enforcement organizations worldwide. Expanding the Company’s turnkey training services would provide a recurring revenue stream for FATS.

Management is also exploring opportunities to provide operator refresher training and advanced system operator training. FATS recently instituted a five-day, in-plant, operator and instructor course, and courses are scheduled throughout the upcoming fiscal year.

Additionally, as the Company’s customer base increases, so does the potential for additional revenue from the sale of extended maintenance and service contracts.

The Company can, however, provide no assurance the Company’s operations and financial position will benefit from any of the anticipated products or services.

Target Markets

The Company currently targets three principal market components: (i) international which includes military and law enforcement authorities outside the U.S. or its territories; (ii) U.S. military; and (iii) U.S. law enforcement. The following table sets forth dollar amounts (in thousands) and percentages of sales for each of the Company’s major markets on an historic basis.

	Year Ended March 31, 2003		Year Ended March 31, 2002		Year Ended March 31, 2001
International	$32,104	48.6%	$23,809	40.3%	$21,875	52.7%
Domestic Military	28,061	42.4	27,836	47.1	11,224	27.0
Domestic Law Enforcement	5,719	8.6	6,669	11.3	7,419	17.9
Hunter / Sports	241	0.4	743	1.3	983	2.4

Total	$66,125	100.0%	$59,057	100.0%	$41,501	100.0%

International.

The Company has sold FATS systems to customers in more than 50 countries across six continents.

The international firearms simulation marketplace is comprised of national military organizations and police organizations of foreign nations. International law enforcement organizations have a broader, more militaristic scope than domestic law enforcement organizations, are structured comparably to military organizations, and in many countries are organized within the same structure as the military. International military and law enforcement organizations therefore both demand applications that mirror those of domestic military markets. International customers typically utilize small arms trainers, judgmental trainers, and indirect fire trainers. The same forces that impact the U.S. military and law enforcement markets drive global military and law enforcement trends.

International military organizations have procurement structures similar to that of domestic military organizations. Most international law enforcement organizations are national in nature, and therefore employ centralized procurement organizations, in contrast to the local procurement protocol of domestic law enforcement. In some foreign countries, law enforcement and military organizations share the same procurement structure.

Training requirements, procurement processes, and customers vary widely among countries. FATS has secured exclusive agreements with strategic sales agents to provide a local presence in markets in which such a presence is essential to the Company’s success.

For fiscal 2003, 48.6% of the Company’s total revenues were attributable to sales to military and law enforcement authorities outside the U.S. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

Domestic Military.

The domestic military market consists of all U.S. active and reserve armed forces. Military organizations demand marksmanship-oriented simulation training applications that provide diagnostic feedback and comprehensive after-action review capability, as well as judgmental, indirect fire and combined arms, collective battle shooting, and other simulated training applications.

Domestic military customers recognize training simulation as a viable teaching method and means of preparation for live fire training. Simulation training’s inherent advantages in cost, flexibility, diagnostics, safety, and diminished environmental impact are recognized attributes by military organizations.

The two principal methods used by U.S. Military organizations to procure training equipment are purchasing programs defined in the U.S. Government’s budget and discretionary spending. The Company has a compelling track record of success on both large-scale competitive procurements and discretionary purchases.

For fiscal 2003, 42.4% of the Company’s total revenues and 82.5% of the Company’s U.S. revenues were attributable to sales to U.S. military authorities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Domestic Law Enforcement.

FATS divides the domestic law enforcement segment into four principal categories:

•	Federal entities, including the U.S. Department of the Treasury (which oversees organizations such as the Secret Service, Bureau of Alcohol, Tobacco, and Firearms (“ATF”), and the Internal Revenue Service); the U.S. Postal Service; the Federal Bureau of Investigation; the Drug Enforcement Agency; and the Central Intelligence Agency.

•	State and local law enforcement departments.

•	Colleges and universities offering criminal justice training programs.

•	Federal, state, and private correctional facilities.

There are over 17,000 law enforcement departments in the United States, and management estimates that approximately 3,600 of these organizations employ more than 25 officers. FATS has delivered approximately 1,100 systems to domestic law enforcement departments.

Law enforcement agencies use simulation training primarily for judgmental applications that address force escalation and de-escalation decision-making in high stress situations. Domestic law enforcement agencies have been early adopters of simulation training, given the need for more realistic means to teach these critical skills.

Federal agencies within the domestic law enforcement segment feature procurement processes that generally follow the centralized structures of domestic military organizations. The other three sub-segments of the domestic law enforcement market (state and local law enforcement, colleges and universities, and correctional facilities) represent a diverse collection of independent organizations with discrete procurement systems and unique training demands.

For fiscal 2003, 8.6% of the Company’s total revenues and 16.8% of the Company’s U.S. revenues were attributable to sales to U.S. law enforcement authorities. See Managements Discussion and Analysis of Financial Condition and Results of Operations.

Homeland Security

Homeland security is a sub-segment of both the domestic military and law enforcement markets. The President has proposed a homeland security budget which is expected to support increased training for law enforcement and military organizations responsible for domestic security. Management expects judgmental and small arms training to be integral components of this training, given the complex nature of homeland security assignments. FATS is the leading provider of judgmental use of force and small arms simulation training, and management believes it is well-positioned to capitalize on increasing training opportunities.

Gunnery Crew Training

FATS has recently won commitments for the embedded training system of the interim armored vehicle (“STRYKER IAV”), and has received indications that the Army will expand the order. In addition to working with GM Defense-Delco Systems (“GM Defense”) on the STRYKER program, FATS is also working as a subcontractor to Saab Bofors Dynamics on a light anti-tank weapon program. Management anticipates that the increased visibility of the Company’s gunnery crew trainers in these high-profile programs stimulate demand for its heavy weapons simulators.

The Company can, however, provide no assurance the Company’s operations and financial position will benefit from additional spending for either homeland security or gunnery crew training.

Hunter and Sports Training.

The Company has reduced its focus on the hunter and sports training components of the market in the United States. The customers for firearms training in this market component include state and federal hunting agencies, various state agencies and several conservation associations.

For fiscal 2003, 0.4% of the Company’s total revenues were attributable to sales in the hunter and sports training component of the market. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales and Marketing

FATS’ sales and marketing organization is structured around its customer segments, with separate sales forces for domestic military, international military and law enforcement, and domestic law enforcement.

FATS’ sales and marketing strategy includes identifying customer simulation training needs at an early stage and obtaining sole-source contracts with multi-year procurement potential by providing customized solutions. FATS’ SMEs, through their depth of experience and critical links to key customer contacts, bolster the Company’s sales and marketing efforts and reinforce the FATS® brand in its end-markets. The average tenure of FATS’ seven SMEs is over eight years, reflecting a commitment to maintaining customer relationships and their intimate familiarity with the capabilities of FATS’ systems.

FATS’ longstanding history in military simulation training is a primary key to FATS’ success with domestic military organizations. Seasoned FATS managers, with significant experience in the markets they cover, oversee the Company’s domestic military sales and marketing efforts. FATS deploys three full-time sales managers to address the following market segments:

•	USMC and USN.

•	Army.

•	USAF.

These three sales managers are supported by field sales representatives, the FATS engineering staff, a core staff of SMEs, and six program managers. This team is charged with maintaining a continuous customer dialogue to uncover potential sales leads and to ensure customer satisfaction. FATS’ field sales representatives visit potential domestic military customer locations to maintain close, on-the-ground contact with end-users and decision-makers. SMEs partner with FATS sales representatives and engineers to scope and design a customized, realistic product to meet the needs of particular customers. Additionally, SMEs collect customer feedback to ensure that future FATS installations meet or exceed customer expectations.

Program managers are charged with serving current FATS customers. Program managers provide a contact with each FATS customer to ensure that customers receive technical assistance, product maintenance support, and information about new FATS products. The Company’s program managers also probe for new training requirements and upcoming procurements to position the Company to provide upgrades and replacement training systems.

The Company approaches international markets with a single structure covering both foreign military forces and law enforcement organizations. FATS’ international sales effort is led by two sales managers and supported by the Company’s network of sales agents. These agents provide the Company with a critical local presence in international markets that have unique procurement processes, customs, and training requirements.

FATS’ relationships with its customers abroad are facilitated by exclusive international sales agents who represent the Company in local markets to uncover simulation training requirements and opportunities for FATS to provide system upgrades and maintenance services.

FATS serves the domestic law enforcement market (including Canada) primarily on a regional basis. Because each domestic local and national law enforcement has discrete decision-making processes, budget cycles, and training requirements, the Company deploys seven dedicated in-house regional managers charged with developing relationships and creating opportunities within their respective territories. In addition, FATS has one in-house sales representative responsible for opportunities at Federal law enforcement agencies such as the FBI, DEA, Postal Service, and Government Services Administration Protective Service.

Management believes that its sales agents’ experience in the simulation industry, weapons and product expertise, and longstanding relationships with key law enforcement decision-makers in their territories enable the Company to maintain its market position. Each domestic law enforcement regional manager, including the Company’s federal account manager, is supported by a service technician who provides technical support and expertise to current and potential customers. Regional managers are equipped with digitized product catalogs, sophisticated solution pricing software, and vehicles outfitted with the latest FATS products to facilitate on-site demonstrations.

Customers

The Company’s principal customers historically have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 48.6% of the Company’s revenues for fiscal 2003 were attributable to sales to military and law enforcement authorities internationally, 42.4% were attributable to sales to military authorities in the U.S. and 8.6% were attributable to sales to law enforcement authorities in the U.S. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interests of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on the Company’s future results of operations and financial condition.

The following table lists certain of the Company’s customers in each of its principal market components:

Domestic Law Enforcement	Domestic Military	International

Federal Bureau of Investigation

New York Police Department

Drug Enforcement Agency

South Carolina Department of Corrections

Connecticut Police Officer Standards and Training Council

Missouri Bureau of Corrections

Texas Department of Public Safety

Federal Protective Service—GSA

Rhode Island State Police

Utah Department of Public Safety

United States Immigration and Naturalization Service

San Francisco Police Department

United States Border Patrol

United States Marine Corps United States Air Force Defense Threat Reduction Agency Air National Guard United States Army United States Navy 7th Army ATC

Canadian Department of National Defense

Australian Army

United Kingdom Ministry of Defense

Republic of Singapore Army

Italy Caribinieri

Norwegian Police

Guardia di Finanza (Italy)

Royal Netherlands Land Army

United Arab Emirates National Police

Republic of Singapore Coast Guard

Swedish Police

Bahrain Defense Force

Republic of Kenya Department of Defense

Venezuelan National Police

Chinese National Police

In fiscal 2003, the Company’s five largest customers accounted for approximately 49.7% of the Company’s revenues, with two customers accounting for more than 10% of revenues. In fiscal 2002, the Company’s five largest customers accounted for approximately 50.5% of the Company’s revenues, with four customers accounting for more than 10% of revenues. Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of simulated firearms or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company’s results of operations or financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

Research and Development

Research and development expenditures totaled approximately $6.8 million, $5.6 million and $5.4 million in fiscal 2003, 2002, and 2001, respectively. Of these amount, approximately $4.0 million, $1.5 million and $0.7 million was funded under customer contracts, resulting in net research and development expenses of $2.8 million, $4.1 million and $4.8 million in fiscal 2003, 2002, and 2001, respectively to the Company.

FATS has a proven track record of developing new technologies to create more realistic and effective simulated training environments. In addition, FATS makes a substantial investment in the continuous improvement of existing systems and products, which drive upgrades. Weapons expertise and customer understanding provided by SMEs are key ingredients in the Company’s research and development efforts. SMEs work with engineers to develop technology based on specific customer desires and needs.

In order to maintain its market position, the Company is engaging in research and development in the following areas:

•	Improving visual quality for both 3D graphic and digital video.

•	Developing simulation software that supports more realistic training scenarios.

•	Expanding FATS technology to support the new training needs for operations in urban terrain.

•	Enhancing RF wireless weapons utilizing Bluetooth technology.

•	Extending the live fire training system product line to include paper live fire screens.

The Company’s research and development efforts are divided into four separate disciplines: mechanical, electrical, training, and audio-visual.

•	Mechanical Research and Development: Mechanical research and development consists of the design and development of specialized assemblies and simulated weaponry. By combining mechanical engineering with specialized sensing mechanisms and weapons technology, FATS is able to produce a customized simulated weapon.

•	Electrical Research and Development: Electrical research and development combines hardware and software engineering with electro-optical technologies to produce the system platform and application programs. FATS electrical research and development capabilities include real-time system software and hardware design and development, system integration, laser optics, ballistic modeling and calculation, interactive digital video, interactive 3D computer graphics, networking of simulation systems using HLA, 3D target and terrain modeling, and motion simulation.

•	Training Research and Development: Training research and development focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. FATS’ training department is staffed by experienced weapon training and shooting specialists with extensive military or law enforcement experience.

•	Audio-Visual Research and Development: Audio-visual research and development focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs that create realistic scenarios.

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

Systems Manufacturing

Systems manufacturing, the assembly of FATS’ simulator components, houses the manufacturing personnel to assemble approximately 30 primary simulation computers and other unique simulator components per month on a single-shift basis. As components are assembled and completed, testing is performed for both function and durability, and systems are subjected to a comprehensive ISO 9000 certified, quality assurance program.

Weapons Manufacturing

Weapons manufacturing involves the production of simulated firearms and non-lethal simulators by either removing firing mechanisms and other devices from live weapons or assembling simulators from conversion kits. The assembly process encompasses the fitting of modified weapons or kits with the Company’s pneumatic and electrical components, followed by the functional testing of the completed assembly.

FATS’ combined weapons manufacturing operations in the United States and the United Kingdom have the capacity to exceed monthly production requirements on a single-shift basis.

Operational Improvements

Beginning in the fall of 2001, the Company undertook operational initiatives focused on implementing lean manufacturing and reorganizing manufacturing processes. FATS engaged outside consultants to review operational metrics and make recommendations on operational improvements.

Through its reorganizational efforts, FATS has moved from a traditional “batch” production process to a more efficient “pull” process. Systems manufacturing work cells have been streamlined, combining electrical assemblers with hardware technicians, thus creating the opportunity to deliver a complete simulator system in conjunction with the appropriate weapon simulator. A by-product of this process was a reduction in utilized physical space and an improvement in flow through the manufacturing area.

Operational improvements have also been made in the weapons assembly department through the combination of the hardware assembly and electrical wiring groups in one location. Personnel have been cross-trained to perform multiple tasks associated with weapons assembly.

Product Support

The Company has established a worldwide customer service network consisting of personnel at its Suwanee, Georgia headquarters near Atlanta, Georgia and a Field Service Office on the West Coast. The Company’s subsidiaries, subcontractors and agents provide worldwide support. Accessories, parts, service, system upgrades/enhancements and training are available through the 24-hour customer service hotline, or through the customer service electronic mail, either direct or through the Company’s web site. The Company’s headquarters, and the Company’s U.K., Netherlands, Singapore and Australian subsidiaries, maintain an inventory of repair parts, tools, test equipment, and trained technicians to respond to customer requirements. Simtran maintains a fully equipped service department to support its individual product lines and is equipped and trained to support the full Company product line in Canada. Technical assistance is available through the FATS Helpdesk hotline. The Company seeks to provide customer service quickly. In addition to its traditional service role, the Company’s service department administers a U.S. Government-owned inventory of spare components. As a result, in most instances, when a customer experiences a failure, they are returned to service within forty-eight hours by express shipping a spare component from this inventory. This same concept has been applied successfully to support the British Ministry of Defense, the Royal Netherlands Land Army, the Belgian Army, the Swiss Army, the Canadian Department of National Defense, the Australian Department of Defense and the Singapore Military through local subsidiaries.

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

Backlog

As of March 31, 2003, the Company had a backlog of approximately $64.3 million compared with $59.6 million as of March 31, 2002. The Company’s backlog as of March 31, 2003 consisted of $50.7 million from international customers, $13.0 million from U.S. military customers and $0.6 million from U.S. law enforcement customers. Management expects that approximately $39.3 million of backlog will be delivered in fiscal 2004. Contracts with U.S. and other governments may generally be terminated by the customer, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company’s backlog will result in future revenues. However, these contracts generally provide for reimbursement of actual cost incurred through the date of termination.

A summary of changes in the Company’s backlog for the years ended March 31, 2003, 2002, and 2001 is as follows (in thousands):

	Years Ended March 31
	2003	2002	2001
Backlog—beginning of year	$59,618	$55,440	$25,809
New bookings	70,853	63,235	71,132
Revenue	(66,125)	(59,057)	(41,501)

Backlog—end of year	$64,346	$59,618	$55,440

Competition

The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. The Company competes with divisions or subsidiaries of larger companies solely dedicated to simulation for sales of the Company’s small and supporting arms simulation products.

In the military market, FATS faces a number of major competitors. They are Thales, CAE and ECC International. The Thales product is a combination of Thales Training and Simulation, formerly Thomson Training and Simulation of the UK; Cergy of France; Thales Air Defence of Northern Ireland, formerly Shorts, and Thales Elektronic Systeme in Koblenz, Germany. CAE, a Canadian owned company, has a subsidiary operating out of the UK, which specializes in indirect fire training systems.

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

Employees

As of March 31, 2003, the Company and its subsidiaries employed 409 employees, of which 273 were employed at FATS, Inc., 50 were employed at Simtran, 51 were employed at FATS-Australia, and 35 were employed by FATS-Europe. Unions represent none of the Company’s employees. The Company considers relations with its employees to be satisfactory.

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

Item 2.    Properties

FATS’ Suwanee facility houses most of the Company’s manufacturing operations as well as its corporate headquarters. The Suwanee facility occupies a 98,100 square-foot building that resides on eight acres. The United Kingdom subsidiary has the ability to produce a broad range of FATS® systems, giving FATS the ability to shift production based on capacity constraints in Suwanee. FATS’ heavy weapons systems are manufactured in the facility located in Montreal, Canada. Management believes that the Company has adequate manufacturing capacity to support projected growth, and that capacity can be increased with minimal capital expenditures. The Company’s subsidiaries located in the United Kingdom, the Netherlands, Australia, and Canada support sales, service, and training activities for FATS products.

Facility	Location	Owned or Leased	Square Footage	Lease Expiration	Month of Expiration
FATS, Inc.	Suwanee, Georgia	Leased	98,100	2008	May
FATS, LTD	Lincolnshire, England	Leased	12,000	2004	April
FATS, B.V.	Waardenburg, Netherlands	Leased	4,800	2004	August
Simtran	Montreal, Canada	Leased	25,129	2012	February
FATS Australia	Lavington, Australia	Leased	10,005	2005	February

The Company has a lease at its Netherlands based subsidiary, FATS B.V., which expires in August 2004; the Company intends to renew the lease with the same terms and conditions as in the expiring lease. The Company has a lease at its U.K. based subsidiary, FATS U.K., which expires in April 2004. The Company is contemplating relocating to a larger facility in the same area, however, that has yet to be determined.

The Company believes its manufacturing, warehouse, and office facilities are suitable, adequate, and afford sufficient manufacturing capacity for current and anticipated requirements. The Company believes it maintains adequate insurance coverage for its properties and their contents.

Item 3.    Legal Proceedings

Pursuant to applicable Bureau of Alcohol, Tobacco and Firearms (BATF) regulations, during the quarter ended June 30, 2002, the Company advised the BATF that approximately 33 weapons that the Company believed were at customer locations could not be accounted for after the Company conducted a physical inventory of its weapons. The BATF responded that the Company should confirm the number of missing weapons and file the formal report required by BATF regulations. The Company conducted an investigation into this matter and concluded that the number of weapons missing is 41. The Company filed the formal report with the BATF and local law enforcement authorities. Continuing communications with the BATF indicate that the BATF intends to continue to monitor the related controls and procedures of the Company, and intended to conduct an inspection during the third quarter of the fiscal year ending March 31, 2003. Based on communications to date, and the fact that the BATF did not conduct the inspection during the third quarter, the Company does not currently expect the matter to have a material adverse effect on its financial position or results of operations.

The Company is occasionally involved in legal proceedings in the ordinary course of its business. Management is currently unaware of any litigation or potential claims against the Company that would have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year.

Item 4A.    Executive Officers of the Registrant

Ronavan Mohling, age 61, a Director of the Company since October 2000, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company’s Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company’s Consumer Products Division.

David W. McGrane, age 52, was named Chief Operating Officer of the Company in July 2002. Mr. McGrane previously served as Senior Vice President for ABB, Ltd., an international electrical engineering firm. He was employed by ABB, Ltd. from 1989 to 2002, where he served in various capacities ranging from General Manager to senior Vice President. From 1973 to 1989, Mr. McGrane served as General Manager and other managerial positions with Westinghouse Electric Corporation.

John A. Morelli, age 54, has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli previously served as Chief Operating Officer from October 2000 to May 2002 and as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during its acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm in the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing and modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.

PART II

Item 5.    Market Common Equity and Related Stockholder Matters

The common stock of Firearms Training Systems, Inc. is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol FATS. As of June 25, 2003, there were 182 holders of record of the Company’s common stock. The Company believes that there are several thousand additional beneficial stockholders based on broker dealer demand for proxy materials in 2002.

The table shows the high and low closing prices of the common stock during the period from April 1, 2001 through the year ended March 31, 2003:

Quarterly Stock Price Range

	High	Low
Fiscal 2002
First Quarter	0.23	0.14
Second Quarter	0.60	0.18
Third Quarter	0.54	0.23
Fourth Quarter	0.64	0.27
Fiscal 2003
First Quarter	0.88	0.51
Second Quarter	0.79	0.35
Third Quarter	0.56	0.40
Fourth Quarter	0.54	0.43

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

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below and the financial statements of the Company included elsewhere in this Report and referred to in the Index to Financial Statements (together with the notes and other reports relating to such financial statements).

	Year Ended March 31
	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$66,125	$59,057	$41,501	$38,889	$55,514
Gross margin	21,169	17,450	6,475	7,194	19,331
Gross margin %	32.0%	29.5%	15.6%	18.5%	34.8%
Operating expenses	14,696	17,895	18,403	18,269	16,329

Operating income (loss)	6,473	(445)	(11,928)	(11,075)	3,002
Interest (income) expense	114	(220)	4,444	8,056	7,316
Other (income) expense	(104)	61	257	325	400

Income (loss) before provision for income taxes	6,463	(286)	(16,629)	(19,456)	(4,714)
Provision for income taxes	(867)	(4,892)	(1,052)	(808)	(1,700)

Net income (loss) before preferred stock adjustments	7,330	4,606	(15,577)	(18,648)	(3,014)
Preferred stock adjustments	298	270	(1,469)	254	93

Net income (loss) attributable to common stockholders	$7,032	$4,336	$(14,108)	$(18,902)	(3,107)

Earnings per common share
Basic	$0.10	$0.06	$(0.26)	$(0.91)	$(0.15)

Diluted	$0.10	$0.06	$(0.26)	$(0.91)	$(0.15)

Balance Sheet Data:
Working capital	$23,976	$20,957	$15,893	$21,020	$27,010
Total assets	$42,806	$36,351	$32,173	$41,575	$60,150
Long-term debt	$39,858	$42,977	$43,990	$73,772	$72,200
Redeemable preferred stock	$27,617	$27,319	$27,049	$—	$—
Stockholders’ deficit	$42,494	$49,802	$54,086	$48,201	$29,633

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This analysis of the Company’s results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Annual Report on Form 10-K. This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature and that depend upon or refer to future events or conditions, are forward looking statements. Although the Company believes that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved. Please refer to the discussion of forward looking statements included in Part I of this Annual Report.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make judgments regarding estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our judgments and related estimates regarding the following accounting policies are critical in the preparation of our consolidated financial statements. Refer to Note 2 to our financial statements included in item 8 for a discussion of our accounting policies with respect to these and other items.

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

Risks could arise due to Arthur Andersen LLP being our past auditors

Investors are unlikely to have any effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in these financial statements.

Arthur Andersen LLP, which audited our financial statements included in this report for the years ended March 31, 2000 and March 31, 2001, has informed us that on March 14, 2002 an indictment was unsealed charging it with federal obstruction of justice arising from the government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp. On August 31, 2002, Arthur Andersen LLP voluntarily ceased to audit public companies and is no longer licensed to practice public accounting.

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

Company Overview

The Company is a leading worldwide producer of interactive simulation systems designed to provide training for multiple markets to include the handling and use of small and supporting arms. It also competes in air defense and armored vehicle weaponry.

Although the Company sells its products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 49.7%, 50.5% and 34.9% of the Company’s revenues in fiscal 2003, 2002, and 2001, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on the Company’s revenues and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on the Company’s future results of operations and financial condition. The Company expects that sales to the U.S. military will continue to comprise a significant portion of the Company’s revenues due to renewed commitments of the U.S. government to protect and safeguard its domestic and international interests. Significant portions of the Company’s revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2003, 2002, and 2001, approximately 48.6%, 40.3% and 52.7%, respectively, of the Company’s revenues were derived from sales to international customers. The Company expects that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance of simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. The Company, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. Certain of the Company’s international sales are denominated in foreign currencies. The Company does not currently hedge these foreign currency transactions.

Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, research and development (R&D) costs, bid and proposal expenses, and depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries, wages, benefits, international agent’s commissions, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. The Company expenses all R&D costs in the period in which they are incurred.

Restructure Transaction

On August 25, 2000, the Company, its lenders and its largest shareholders (a group of entities affiliated with Centre Partners Management LLC (the Centre Entities) completed a restructuring transaction, which was accounted for as a troubled debt restructuring, and which reduced the Company’s outstanding indebtedness.

Certain of the financial institutions that participated in the restructuring transaction became holders of significant amounts of our common stock issued in exchange for indebtedness. For a further discussion of the relationship between the Company and its lenders see Item 13, Certain Relationships and Related Transactions which is incorporated by reference from our definitive Proxy Statement to be filed no later than July 29, 2003.

On December 31, 2001 and March 29, 2002, the Company and its lenders amended the Credit Agreement, and on June 26, 2003 the Company and its lenders agreed to an amendment to extend the maturity date of the Credit Agreement to October 15, 2004. See Liquidity and Capital Resources and Note 3 of Notes to Consolidated Financial Statements.

Related Party Transactions

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $211,000, $390,000 and $221,000, plus expenses of $47,000, $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2003, 2002 and 2001, respectively.

Results of Operations

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2003	2002	2001
Revenue	100.00%	100.00%	100.00%
Cost of revenue	67.99	70.45	84.40

Gross margin	32.01	29.55	15.60

Operating expenses
Selling, general and administrative	16.56	18.74	24.38
Research and development	4.27	6.91	11.44
Depreciation and amortization	1.40	3.01	5.53
Impairment charges	—	1.64	3.00

Total operating expenses	22.22	30.30	44.34

Operating income (loss)	9.79	(0.75)	(28.74)

Other income (expense), net
Interest income	0.16	0.41	0.60
Interest expense	(0.33)	(0.04)	(11.30)
Foreign currency exchange	0.20	(0.02)	(0.54)
Other, net	(0.04)	(0.09)	(0.08)

Total other income (expense)	(0.02)	0.27	(11.33)

Income (loss) before provision for income taxes	9.77	(0.48)	(40.07)
Provision for income taxes	(1.31)	(8.28)	(2.53)

Net income (loss) before preferred stock adjustments	11.09	7.80	(37.53)
Accretion of preferred stock	(0.45)	(0.46)	(0.63)
Gain on extinguishment of preferred stock	—	—	4.17

Net income (loss) attributable to common shareholders	10.63%	7.34%	(33.99)%

Fiscal Year Ended March 31, 2003 Compared to the Fiscal Year Ended March 31, 2002

Net Revenues.    Revenues increased $7.1 million, or 12.0%, to $66.1 million for the twelve months ended March 31, 2003 as compared to $59.1 million for the twelve months ended March 31, 2002. Sales to U.S. military customers for the twelve months ended March 31, 2003, increased slightly from $27.8 million to $28.0 million. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2003 decreased $1.0 million or (14.2%) to $5.7 million due to increased competition in this market. Sales to international customers for the twelve months ended March 31, 2003 increased $8.3 million, or 34.8%, to $32.1 million. The increase in international sales was primarily due to substantial deliveries of orders that were included in the Company’s backlog as of March 31, 2002, as well as increased interest in the Company’s products in the international markets.

Cost of Revenue.    Cost of revenues increased $3.3 million, or 8.0% to $44.9 million or 68.0% of revenues for fiscal 2002 as compared to $41.6 million, or 70.4% of revenues, for fiscal 2002. Each of the Company’s primary lines of business showed improved margins for the twelve months ended March 31, 2003 as compared to the twelve months ended March 31, 2002. The decrease in cost of revenues as a percentage of revenues is attributable to several factors: (1) continued product standardization; (2) improved contract terms and conditions with specific product acceptance criteria; (3) a higher volume of catalog product sales; (4) greater efficiency in the manufacturing process; and (5) improved control over inventory obsolescence. The percentage reduction in cost of revenue reflects management’s efforts to emphasize higher margin contracts and improve efficiency in the manufacturing process.

Gross Margin.    As a result of the foregoing, gross margin increased $3.7 million, or 21.3% to $21.2 million, or 32.0% of revenues, for fiscal year 2003 as compared to $17.5 million, or 29.6% of revenues, for fiscal 2002.

Total Operating Expenses.    Total operating expenses decreased $3.2 million, or (17.9%) to $14.7 million for fiscal 2003 as compared to $17.9 million for fiscal 2002. As a percentage of revenues, total operating expenses decreased to 22.2% for the twelve months ended March 31, 2003 as compared to 30.3% for the twelve months ended March 31, 2002. Selling, general and administrative (SGA) expenses decreased slightly to $10.9 million, or 16.6% of revenue, from $11.0 million, or 18.7% of revenue. The 2002 reduction in SG&A largely reflects the fact that the 2001 period included certain non-recurring expenses related to the separation agreement with a former President and CEO of the Company and a reserve for legal fees regarding claims made by certain customers of the Company’s former subsidiary, Dart International, as well as an increased emphasis by management during the 2003 period to control excess overhead costs. Research and development expenses decreased $1.3 million, or (30.8%) to $2.8 million for 2003. While the portion of research and development expenses funded by the Company has been decreasing, the Company’s total research and development costs have increased from $5.6 million for 2002 to $6.8 million for 2003 or 21.4%, with the portion funded under contracts by customers increasing from $1.5 million in 2002 to $4.0 million in 2003. Depreciation and amortization expense decreased $0.9 million, or (47.9%), reflecting the elimination of amortization of goodwill, which was written-off prior to March 31, 2002.

Operating Income.    As a result of the foregoing, operating income increased $6.9 million to an operating income of $6.5 million, or 9.8% of revenues, for the twelve months ended March 31, 2003 as compared to an operating loss of $0.4 million, or (0.8%) of revenues, for the twelve months ended March 31, 2002.

Other Income (Expense), Net.    Net interest expense, which included $167,000 in amortization of deferred financing costs and was reduced by $3,512,000 in amortization of debt discount, totaled $114,000, or 0.2% of revenues for the twelve months ended March 31, 2003 as compared to interest income of $220,000, or 0.4% of revenues for the twelve months ended March 31, 2002, which included $38,000 in amortization of deferred financing costs and was increased by $3,513,000 in amortization of debt discount. The reduction in interest expense for the amortization of debt discount is attributable to the debt restructuring completed by the Company in August 2000. The debt discount was completely amortized as of March 31, 2003, and as a result, the Company will recognize interest expense at significantly increased levels over the remaining life of the debt.

Provision for Income Taxes.    The provision for (benefit from) income taxes was reduced by $4.0 million, or 82.3% to a benefit of $867,000 for the twelve months ended March 31, 2003 primarily due to a reduction in the Company’s valuation allowance for deferred tax assets and international tax rate differences. The Company has not recorded a tax benefit for a substantial portion of its operating losses due to the uncertainty of future realization through taxable income. The unusually large benefit in fiscal year 2002 was attributable to a $4.9 million benefit related to an anticipated refund due to the Company for carryback of certain net operating losses, which was a result of a change in the tax law increasing the carryback period from three to five years.

Accretion of Preferred Stock.    The expense for the accretion of the preferred stock remained fairly constant at approximately $0.3 million for the twelve month periods ended March 31, 2003 and 2002. The accretion of preferred stock dividends has been reduced by amortization of the debt restructure liability allocated to the preferred stock during the restructure transaction in August 2000. As a result the net accretion of preferred stock dividends during the 2003 and 2002 fiscal years was reduced by approximately $2.3 and $2.1 million, respectively, of debt liability amortization. The debt restructure liability was completely amortized as of March 31, 2003, and as a result, the Company will recognize accretion of preferred stock dividends at significantly increased levels over the remaining life of the preferred stock.

Net Income Attributable to Common Shareholders.    The net income attributable to common shareholders increased $2.7 million to $7.0 million ($0.10 per share) or 10.3% of revenue as compared to $4.3 million ($0.06 per share) or 7.3% of revenue for the twelve months ended March 31, 2002.

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

Gross Margin.    Cost of revenues increased $6.6 million, or 18.8% to $41.6 million or 70.4% of revenues for fiscal 2002 as compared to $35.0 million, or 84.4% of revenues, for fiscal 2001. The decrease in cost of revenues as a percentage of revenues is attributed to a higher volume of revenues to cover fixed costs. In addition, the Company recorded a $4.2 million contract loss provision in fiscal 2001 associated with certain contracts which the Company accepted at below normal margins in order to build backlog and customer relationships, and a $0.5 million inventory write-off due to the Company’s decision to no longer promote sales of the FATS III Training Platform. These decreases in costs were partially off-set by a $2.5 million increase in the Company’s inventory reserve for excess inventory related to older, slow-moving products and $0.5 million increase in the warranty provisions for certain contracts as well as to accrue for anticipated losses on existing contracts during fiscal 2002. For fiscal year 2002, the Company began classifying commissions paid to its agents in cost of revenues. The corresponding amount of $967,000 for the twelve months ended March 31, 2001 has been reclassified from selling, general, and administrative expenses to cost of revenues. As a result of the foregoing, gross margin increased $10.9 million, or 167.7% to $17.4 million, or 29.5% of revenues, for fiscal year 2002 as compared to $6.5 million, or 15.6% of revenues, for fiscal 2001.

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

Other Income (Expense), Net.    Net interest income totaled $0.2 million, or 0.4% of revenues for the twelve months ended March 31, 2002 as compared to interest expense of $4.4 million, or 10.6% of revenues for the twelve months ended March 31, 2001. The reduction in interest expense is attributable to the debt restructuring completed by the Company in August 2000. The exchange of the old and new credit facilities was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15) in August 2000. Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the issuance of equity interests, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest received, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. Thus, the common stock issued was recorded at the market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock received and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments. During the twelve months ended March 31, 2002 and 2001, approximately $3.5 million and $2.0 million of the excess carrying value was amortized as a reduction of interest expense. Interest expense for the twelve months ended March 31, 2002 also excluded fees associated with the restructuring of approximately $0.6 million in fiscal year 2001. The amortization of the excess carrying amount of old borrowings will result in a much lower effective interest cost until the debt matures in September of 2003.

Provision (Benefit) for Income Taxes.    The effective tax rate was 1,710.5% of income before taxes for the twelve months ended March 31, 2002 as compared to 6.3% of income before taxes for the twelve months ended March 31, 2001. The Company has not recorded a tax benefit for the majority of its operating losses due to uncertainty of future realization; however, certain of the Company’s foreign subsidiaries had higher operating income in fiscal year 2001 and fiscal year 2002, resulting in additional tax provisions. The unusually large benefit in fiscal year 2002 was attributable to a $4.9 million benefit related to an anticipated refund due to the Company for carryback of certain net operating losses, which was a result of a change in the tax law increasing the carryback period from three to five years.

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

Net Income Attributable to Common Shareholders.    The net income attributable to common shareholders increased $18.4 million to $4.3 million ($0.06 per share) or 7.3% of revenue. This compares to a loss of $14.1 million ($0.26 per share) or (34.0%) of revenue for the twelve months ended March 31, 2001, which included a Gain on Extinguishment of Preferred Stock of $1.7 million and a charge of $1.2 million for impairment of long-lived assets related to Simtran.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2001 and ending March 31, 2003. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2003				Year Ended March 31, 2002
	Quarter Ended
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30
	(Amounts in thousands, except per share amounts)
Revenue	$23,465	$12,463	$17,005	$13,192	$15,125	$15,396	$16,897	$11,369
Gross margin	7,053	4,479	5,802	3,835	3,631	4,652	4,687	4,480
Gross margin%	30%	36%	34%	29%	24%	30%	28%	39%
Operating Expenses	3,463	3,723	3,968	3,542	5,416	4,267	4,073	4,139

Operating income (loss)	3,590	756	1,834	293	(1,785)	385	614	341
Interest (income) expense	11	43	44	16	(143)	67	1	(145)
Other (income) expense	(28)	(22)	19	(73)	(1)	31	64	(33)

Income (loss) before provision for income taxes	3,607	735	1,771	350	(1,641)	287	549	519
Provision for income taxes	(1,810)	222	602	119	(5,437)	63	186	296

Net income before accretion of preferred stock	5,417	513	1,169	231	3,796	224	363	223
Accretion of preferred stock	77	75	74	72	70	68	67	65

Net income attributable to common stockholders	$5,340	$438	$1,095	$159	$3,726	$156	$296	$158

Earnings per common share
Basic	$0.08	$0.01	$0.02	$0.00	$0.05	$0.00	$0.00	$0.00

Diluted	$0.07	$0.01	$0.02	$0.00	$0.05	$0.00	$0.00	$0.00

The Company’s revenues and results of operations historically have varied substantially from quarter to quarter, and the Company expects these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company’s contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. The Company recognizes a substantial portion of its revenues upon shipment of its products to customers under multi-element arrangements, while the timing of a high percentage of the Company’s operating expenses, including personnel, rent and debt service, are relatively fixed. As a result, with the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on the Company’s quarterly results of operations and financial condition.

Liquidity and Capital Resources

In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the New Credit Agreement) and Partial Exchange Agreement with its lenders. In accordance with the New Credit Agreement, the unpaid principal and accrued interest under the old facility was converted into shares of Common Stock, shares of Series B mandatory redeemable preferred stock, Senior Secured Loans, and Junior Secured

Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to a sub limit of $828,000. During March, 2002, the Company and its lenders further amended the New Credit Agreement to, among other amendments, provide a $2,200,000 Support Letter of Credit Facility and extend the maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans from March 31, 2003 to September 30, 2003. As of March 31, 2003, outstanding Revolving Loans totaled $130,000 and outstanding Letters of Credit totaled $2,884,000, with $68,000 in available unused funds.

On June 26, 2003, the Company and its lenders agreed to amend the New Credit Agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from September 30, 2003 to October 15, 2004, and eliminating further extension options. The extension also extends to October 15, 2004, the date on which the Company’s mandatorily redeemable preferred stock becomes redeemable by the holders.

Under the terms of the amendment, the Company will pay an amendment fee of approximately $409,000 in July, 2003 and will reduce the outstanding balance of the Senior Secured Loans by approximately $400,000 on December 31, 2003, and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans will increase from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and then to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans will increase from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

Accordingly, a total of approximately $39,740,000 under the New Credit Agreement has been classified as long-term debt in the Company’s Consolidated Balance Sheet as of March 31, 2003.

As of March 31, 2003, the Company had working capital of $24.0 million compared to $21.0 million as of March 31, 2002. The net $3.0 million increase in working capital is primarily due to an $8.0 million increase in accounts receivable which was substantially offset by increases in accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and deferred revenue. The $8.0 million increase in accounts receivable was due to significant fourth quarter revenue which was primarily recognized in March, 2003.

The Company had a net decrease in cash and cash equivalents of $0.8 million for the twelve months ended March 31, 2003 compared to a net increase of $2.4 million for the twelve months ended March 31, 2002. For the period ended March 31, 2003, the Company’s operating activities generated cash of approximately $0.5 million, primarily through profitable operations and the collection of an income tax receivable offset by increases in accounts receivable and costs and earnings in excess of billings on uncompleted contracts. The Company’s investing activities used cash of approximately $1.3 million, primarily for capital expenditures and additions to restricted cash.

The Company’s primary capital requirements are for working capital, debt service, and capital expenditures. Since August of 2000, the Company has financed its operations and growth primarily through internally generated funds and income tax refunds. With the extension of the Company’s Senior and Junior Secured Loans and Revolving Loans and Letters of Credit through October 15, 2004, as discussed above, management of the Company believes that funds provided by operations and possible equipment installment financing will be sufficient to fund its cash needs and anticipated capital expenditures through the year ending March 31, 2004.

The Company is currently in discussions with several parties to negotiate an ultimate refinancing of its Credit Agreement or a transaction that would allow repayment of the debt. However, there can be no assurance that such a refinancing or transaction may be completed on terms that would be favorable to the Company, if at all.

Commitments and Other Contractual Obligations

Disclosure of Commitments and Other Contractural Obligations

March 31,2003

(Amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 4 - 5 years	After 5 years
Long-term debt
Working capital—borrowings	$130	$—	$130	$—	$—
Long-term debt—Senior	12,000	400	11,600	—	—
Long-term debt—Junior	28,010	—	28,010	—	—
Capital lease obligations	175	57	111	7	—
Other
Operating lease obligations	3,962	906	1,630	1,329	97

Total	$44,277	$1,363	$41,481	$1,336	$97

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties and loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 10 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current revenue recognition policies comply with the guidance in EITF Issue 00-21 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 in these current financial statements and does not currently expect to change to the fair value based method of accounting for stock-based employee compensation. Accordingly, adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not invest in VIEs and therefore the adoption of the Interpretation will not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity. The Statement requires companies to classify certain types of financial instruments that the company is obligated to buy back in exchange for cash or other assets, or for a variable number of its equity shares based on a fixed monetary value, as liabilities rather than equity instruments. The Statement generally requires the liability to be measured at fair value at inception and to subsequently be valued at the present value of the amount to be paid at settlement. For public companies, the Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently classifies its mandatorily redeemable preferred stock outside of the stockholders’ equity section of its balance sheet and measures the instruments in a manner that approximates their present value at redemption with dividends reported as an adjustment before net income attributable to common shareholders. Therefore, the Company does not expect the adoption of SFAS 150 to have a material impact on its financial statements.

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at March 31, 2003.

As of March 31, 2003, the Company had a total of approximately $28 million in fixed rate debt at an interest rate of 10%, which, under the terms of a firm commitment of extension will mature on October 15, 2004, with the interest rate increasing to 15% for the period from June 2, 2003 through March 31, 2003, and then to 20% for the period from April 1, 2004 through the maturity date. The company also has a total of approximately $12.1 million in variable rate debt at an interest rate of prime plus primarily 1%, (5.25% as of March 31, 2003) which, under the terms of a firm commitment of extension will mature on October 15, 2004, with the interest rate increasing to prime plus 2.5% for the period from June 2, 2003, through December 31, 2003, and then to prime plus 3.5% for the period from January 1, 2004 through the maturity date. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Firearms Training Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended March 31, 2003 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

May 20, 2003, except for Note 3 which is dated June 26, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To Firearms Training Systems, Inc.:

We have audited the accompanying consolidated balance sheets of FIREARMS TRAINING SYSTEMS, INC.(a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders deficit, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
	(In thousands)
ASSETS

Current assets

Cash and cash equivalents	$3,457	$4,252
Restricted cash	1,439	1,434
Accounts receivable, net of allowance of $362 and $352 in 2003 and 2002, respectively	18,469	10,500
Income taxes receivable	823	4,488
Costs and estimated earnings in excess of billings on uncompleted contracts	4,697	1,816
Unbilled receivables	103	1,378
Inventories, net	10,059	9,434
Prepaid expenses and other current assets	1,643	1,444

Total current assets	40,690	34,746

Property and equipment, net	2,018	1,579

Other noncurrent assets	98	26

Total assets	$42,806	$36,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Long-term debt due within one year	$457	$—
Accounts payable	5,248	4,430
Accrued liabilities	4,826	5,053
Accrued interest	861	861
Income taxes payable	176	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,277	285
Deferred revenue	1,854	902
Warranty and contract cost provision reserve—current	2,015	2,258

Total current liabilities	16,714	13,789

Long-term debt	39,858	42,977

Deferred income taxes	—	22

Warranty and contract cost provision reserve—noncurrent	615	1,467

Other noncurrent liabilities	496	579

Total liabilities	57,683	58,834

Commitments and contingencies (Note 10)

Manditorily redeemable preferred stock	27,617	27,319

Stockholders’ deficit
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 shares issued and outstanding	—	—
Additional paid-in capital	123,215	123,513
Stock warrants	613	613
Accumulated deficit	(166,219)	(173,549)
Accumulated other comprehensive loss	(103)	(379)

Total stockholders’ deficit	(42,494)	(49,802)

Total liabilities and stockholders’ deficit	$42,806	$36,351

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2003	2002	2001
	(In thousands, except per share amounts)
Revenue	$66,125	$59,057	$41,501

Cost of revenue	44,956	41,607	35,026

Gross margin	21,169	17,450	6,475

Operating expenses

Selling, general and administrative	10,947	11,065	10,119
Research and development	2,824	4,083	4,747
Depreciation and amortization	925	1,776	2,293
Impairment charges	—	971	1,244

Total operating expenses	14,696	17,895	18,403

Operating income (loss)	6,473	(445)	(11,928)

Other income (expense), net

Interest income	103	243	247
Interest expense	(217)	(23)	(4,691)
Foreign currency exchange	131	(10)	(223)
Other, net	(27)	(51)	(34)

Total other income (expense)	(10)	159	(4,701)

Income (loss) before provision for income taxes	6,463	(286)	(16,629)

Provision for income taxes	(867)	(4,892)	(1,052)

Net income (loss) before preferred stock adjustments	7,330	4,606	(15,577)

Accretion of preferred stock	(298)	(270)	(260)
Gain on extinguishment of preferred stock	—	—	1,729

Net income (loss) attributable to common shareholders	$7,032	$4,336	$(14,108)

Earnings per share

Basic income (loss) per share	$0.10	$0.06	$(0.26)

Diluted income (loss) per share	$0.10	$0.06	$(0.26)

Weighted average common shares outstanding—basic	70,153	70,152	53,643

Weighted average common shares outstanding—diluted	71,729	70,829	53,643

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Voting Common		Class B Nonvoting Common		Additional Paid-In Capital	Stock Warrants	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance, March 31, 2000	19,394,447	$—	1,694,569	$—	$114,592	$—	$(177)	$(162,578)	$(38)	$(48,201)
Net loss								(15,577)
Foreign currency translation adjustment									(248)

Comprehensive Income										(15,825)
Preferred Stock Adjustments					1,469					1,469
Common stock issued to 401(k) plan	332,875	—			72					72
Forfeiture of restricted stock	(32,500)	—								—
Amortization of deferred compensation							177			177
Common stock issued in debt restructuring	48,695,212	—			7,609					7,609
Centre Entities stock exchange	1,694,569	—	(1,694,569)	—						—
Warrants issued for Series A preferred stock						613				613

Balance, March 31, 2001	70,084,603	—	—	—	123,742	613	—	(178,155)	(286)	(54,086)
Net income								4,606
Foreign currency translation adjustment									(93)

Comprehensive Income										4,513
Preferred Stock Dividends					(270)					(270)
Common stock issued to 401(k) plan	68,536	—			41					41

Balance, March 31, 2002	70,153,139	$—	—	$—	$123,513	$613	$—	$(173,549)	$(379)	$(49,802)
Net income								7,330
Foreign currency translation adjustment									276

Comprehensive Income										7,606
Preferred Stock Dividends					(298)					(298)

Balance, March 31, 2003	70,153,139	$—	—	$—	$123,215	$613	$—	$(166,219)	$(103)	$(42,494)

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2003	2002	2001
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$7,032	$4,336	$(14,108)
Adjustments for non-cash items
Non-cash employee compensation	—	41	249
Preferred stock adjustments	298	270	(1,469)
Amortization of debt discount	(3,512)	(3,513)	(2,049)
Non-cash interest and financing costs	675	2,570	250
Depreciation and amortization	1,267	1,783	2,625
Change in inventory reserve	(2,311)	2,492	4
Change in warranty and contract cost provision reserve	(1,095)	(815)	3,885
(Gain) loss on sale of assets	12	(66)	178
Loss on impairment of assets	—	971	1,244
Deferred income taxes	(22)	(201)	(96)
Changes in assets and liabilities
Accounts receivable, net	(7,969)	(1,909)	(1,937)
Income taxes receivable	3,665	(3,679)	364
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,881)	(336)	—
Unbilled receivables	1,275	(23)	1,427
Inventories	1,686	842	3,816
Prepaid expenses and other current assets	(199)	(327)	(493)
Accounts payable	818	1,528	504
Accrued liabilities	(227)	1,065	4,605
Income taxes payable	176	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	992	8	1,203
Deferred revenue	952	(731)	(23)
Noncurrent liabilities	(83)	(217)	(390)

Total adjustments	(6,483)	(247)	13,897

Net cash provided (used) by operating activities	549	4,089	(211)

Cash flows from investing activities
Change in restricted cash	(5)	(806)	714
Purchase of property and equipment	(1,350)	(758)	(736)
Proceeds from disposal of property and equipment	19	59	52
Acquisition of other assets	—	(33)	—

Net cash provided (used) by investing activities	(1,336)	(1,538)	30

Cash flows from financing activities
Proceeds from long-term debt	—	—	200
Payments on long-term debt	(34)	(70)	—
Payment of deferred financing costs	(250)	—	—

Net cash provided (used) by financing activities	(284)	(70)	200

Effect of exchange rate changes on cash	276	(93)	(41)

Net increase (decrease) in cash and cash equivalents	(795)	2,388	(52)
Cash and cash equivalents, beginning of year	4,222	1,834	1,886

Cash and cash equivalents, end of year	$3,427	$4,222	$1,834

Supplemental cash flow disclosures
Cash paid (received) for
Interest	$2,866	$965	$1,010
Income taxes	$(4,592)	$(1,030)	$(1,327)
Non-cash investing and financing activities
Vehicles acquired through capital leases	$209	$—	$—
Transfer of property and equipment to inventory	$—	$242	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business

Firearms Training Systems, Inc. (FATS or the Company) was incorporated in Delaware in 1984.

FATS is engaged in the development, manufacture, sale, and servicing of small and supporting arms training simulators and simulated firearms. The Company’s products include simulators for military, law enforcement, sport shooting, and hunter education. The Company’s customers include primarily military and law enforcement agencies throughout the United States and most parts of the world.

The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the Operating Subsidiary). As of March 31, 2003, FATS, Inc. had six wholly owned subsidiaries (collectively, the Subsidiaries): Firearms Training Systems Limited, which is based in the United Kingdom; F.A.T.S. Singapore Pte, Ltd.; Firearms Training Systems Netherlands, B.V.; Simtran Technologies, Inc., which is based in Montreal, Canada (Simtran); FATS Canada Holdings, and Firearms Training Systems Australia Pty Ltd.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents escrow accounts at financial institutions to collateralize letters of credit to ensure contract performance by the Company under specific contracts, which are for the most part substantially completed within one year. As each contract is completed, the restricted cash related to that contract becomes unrestricted. Approximately $279,000 of the cash is invested in certificates of deposit yielding from 0.75% to 1.25% with maturity dates ranging from June 28, 2003 to September 9, 2003, unless otherwise extended.

Inventories

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average basis or market. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the fiscal year ended March 31, 2002, the Company increased its reserve for excess and obsolete inventory, based on its analysis of existing inventory in conjunction with future estimated sales demand, by $3.5 million. The Company completed a full assessment of inventory on hand during the year ended March 31, 2003 and scrapped a significant portion of the inventory deemed to be obsolete at March 31, 2002. This resulted in a significant decrease in the inventory reserve during 2003.

Inventories consist of the following (in thousands):

	March 31,
	2003	2002
Raw materials	$5,962	$8,874
Work in process	2,436	2,668
Finished goods	2,870	1,412

Inventories, gross	11,268	12,954
Reserve for excess and obsolete inventory	(1,209)	(3,520)

Inventories, net	$10,059	$9,434

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2003 and March 31, 2002, respectively, are as follows (in thousands):

	March 31,
	2003	2002
Costs incurred on uncompleted contracts	$26,727	$14,305
Estimated earnings	12,087	6,536

	38,814	20,841
Less: billings to date	(35,394)	(19,310)

	$3,420	$1,531

Such amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,697	$1,816
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,277)	(285)

	$3,420	$1,531

Property and Equipment

Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2003, 2002, and 2001 was $1,089,000, $1,591,000 and $2,042,000, respectively.

Property and equipment consists of the following (in thousands):

	March 31,
	2003	2002
Machinery and equipment	$3,702	$5,331
Demonstration equipment	3,138	2,988
Software	1,210	768
Furniture and fixtures	616	455
Vehicles, including approximately $200 under capitalized leases for 2003	528	291
Leasehold improvements	348	185

	9,542	10,018
Accumulated depreciation	(7,524)	(8,439)

Property and equipment, net	$2,018	$1,579

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, the Company compares the estimated

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future undiscounted cash flows expected to result from the use of the asset, and the proceeds from its eventual disposition, with the assets carrying value. In the event the assets carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recorded for the difference between the carrying value and the fair value of the asset.

During fiscal years 2003, 2002, and 2001, the Company recorded impairment losses of $0, $971,000 and $1,244,000, respectively, which is discussed in the following paragraphs. There were no other instances where the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, accordingly, management believes that the remaining long-lived assets in the accompanying balance sheets are appropriately valued.

Throughout fiscal year 2002, the Company assessed the carrying value of its goodwill recorded upon acquisition of certain assets from SBS Technologies during the fiscal year ended March 31, 1998, which was substantially dependent upon additional business from a certain customer. During the quarter ended March 31, 2002, it became apparent that the Company’s relationship with this customer had diminished and that expected margins on the related product would not be realized, and the Company recorded an impairment loss of $971,000. The impairment loss is included in operating expenses in the accompanying statements of operations for the fiscal year ended March 31, 2002.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,
	2003	2002
Sales commissions, bonuses and agents’ commissions	$929	$554
Salaries and related expenses	1,437	1,237
Professional fees	173	994
Severance costs	26	116
Business taxes	585	169
Licenses and contract obligations	525	600
Other	1,151	1,383

Accrued liabilities	$4,826	$5,053

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty and Contracts Cost Provision Reserve

Warranty and contract cost provision reserves consist of the following (in thousands):

	March 31,
	2003	2002
Contract cost provision reserve	$1,926	$3,175
Warranty provision reserve	704	550

	2,630	3,725
Current portion	(2,015)	(2,258)

Noncurrent portion	$615	$1,467

Contract Cost Provision Reserve

Management routinely assesses the Company’s performance and estimated cost to complete ongoing sales contracts. In the event Management anticipates incurring costs in excess of contract revenues, the Company records a contract cost provision reserve in an amount equal to the estimated costs in excess of contracted revenues in the period in which such information becomes apparent. Excess costs are then charged against the reserve as incurred.

Warranty Cost Provision Reserve

Management periodically estimates expected warranty costs under the Company’s standard product warranty and adjusts the warranty cost provision reserve to the current estimate. Warranty costs associated with contracts included in the estimate are then charged against the reserve as incurred.

Stock-Based Compensation Plans

The Company accounts for stock incentives available to employees and non-employee directors under its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as allowed under FAS No. 123, Accounting for Stock-Based Compensation. The Company has adopted the provisions of FAS No. 123 and FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which require disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not grant options during the fiscal years ended March 31, 2003 or 2002. However, for purposes of the required pro forma disclosures, the estimated fair value of options granted in prior years are amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	Years Ended March 31
	2003	2002	2001
	(in thousands, except per share amounts)
Net income (loss) applicable to common shareholders
As reported	$7,032	$4,336	$(14,108)
Fair value based compensation cost, net of taxes	(12)	(785)	(2,076)

Pro forma net income (loss) applicable to common shareholders	$7,020	$3,551	$(16,184)

Basic income (loss) per share
As reported	$0.10	$0.06	$(0.26)
Pro forma	$0.10	$0.05	$(0.30)

Diluted income (loss) per share
As reported	$0.10	$0.06	$(0.26)
Pro forma	$0.10	$0.05	$(0.30)

Certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note 5).

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt at March 31, 2003 and 2002. In management’s opinion, the carrying amounts of these financial instruments, with the exception of the long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments. A portion of long-term debt bears interest at a fluctuating rate based on the prime rate. The Company therefore believes that the carrying amount of fluctuating rate debt approximates fair value. The remaining portion of the Company’s long-term debt is fixed at 10%. As of March 31, 2003, the Company believes the carrying amount of the fixed rate debt approximates fair value due to the close proximity to its maturity date of September 30, 2003. Subsequent to March 31, 2003, the Company negotiated an extension of the maturity date of the fixed rate debt with an increase in the rate until the extended maturity date. See Note 3.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties and loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 10 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current revenue recognition policies comply with the guidance in EITF Issue 00-21 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 in these financial statements and does not currently expect to change to the fair value based method of accounting for stock-based employee compensation. Accordingly, adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not invest in VIEs and therefore the adoption of the Interpretation will not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity. The Statement requires companies to classify certain types of financial instruments that the company is obligated to buy back in exchange for cash or other assets, or for a variable number of its equity shares based on a fixed monetary value, as liabilities rather than equity instruments. The Statement generally requires the liability to be measured at fair value at inception and to subsequently be valued at the present value of the amount to be paid at settlement. For public companies, the Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently classifies its mandatorily redeemable preferred stock outside of the stockholders’ equity section of its balance sheet and measures the instruments in a manner that approximates their present value at redemption with dividends reported as an adjustment before net income attributable to common shareholders. Therefore, the Company does not expect the adoption of SFAS 150 to have a material impact on its financial statements.

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

Employee Benefit Plan

The Company has a defined contribution profit sharing plan (the Plan) that covers substantially all company employees. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature, which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Matching of contributions with Company stock ended in May 2001. Total contributions by the Company to the Plan were approximately $238,000, $168,000, and $182,000 for the years ended March 31, 2003, 2002, and 2001 respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs are included as a part of the cost of revenues.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to the 2003 presentation.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2003	2002
Working capital borrowings	$130	$130
Long-term debt—Senior	12,000	12,000
Long-term debt—Junior	28,010	27,335
Debt discount	—	3,512
Capital lease obligations	175	—

	40,315	42,977
Due within one year	(457)	—

Long-term debt	$39,858	$42,977

In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the New Credit Agreement) and Partial Exchange Agreement with its lenders and its largest shareholders (a group of entities affiliated with Centre Partners Management LLC (the Centre Entities). In accordance with the New Credit Agreement, the unpaid principal and accrued interest under the old facility was converted into shares of Common Stock, shares of Series B mandatory redeemable preferred stock, Senior Secured Loans, and Junior Secured Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to a sub limit of $828,000. During March, 2002, the Company and its lenders further amended the New Credit Agreement to, among other amendments, provide a $2,200,000 Support Letter of Credit Facility and extend the maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans from March 31, 2003 to September 30, 2003. As of March 31, 2003, outstanding Revolving Loans totaled $130,000 and outstanding Letters of Credit totaled $2,884,000, with $68,000 in available unused funds.

The Centre Entities had guaranteed the revolving promissory note outstanding at March 31, 2000. Subsequent to March 31, 2000, Centre Entities repaid the $3,000,000 revolving promissory note on behalf of the Company in exchange for a $250,000 funding fee. In August 2000, the Company entered into a Loan Agreement and Exchange Agreement with Centre Entities (the “Centre Loan Agreement”). Under the Centre Loan Agreement, the $3,000,000 balance paid by Centre Entities on the Revolving Promissory Note, as well as the $250,000 funding fee, was converted to 1,764,452 shares of Common Stock, 897.397 shares of Series B mandatory redeemable preferred stock, approximately $504,000 in Senior Secured Loans, and approximately $966,000 in Junior Secured Loans.

The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15). Accordingly, the new obligation was recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest issued. Therefore, the common stock issued was recorded at its market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock issued and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The debt restructuring liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments and was amortized against interest expense and accretion of preferred stock dividends

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the original maturity dates of the instruments of March 31, 2003. As a result, the Company has recorded interest expense and accretion of preferred stock on a discounted basis. Interest expense was reduced by approximately $3,512,000, $3,513,000 and $2,049,000 during each of the years ended March 31, 2003, 2002 and 2001, respectively. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as amortization of debt discount on the accompanying statements of cash flows. As of March 31, 2003, the debt restructuring liability related to the new debt has been fully amortized and future interest expense will be reported without the related offsetting amortization.

As of March 31, 2003, all borrowings under the amended agreements matured on September 30, 2003. The New Credit Agreement, as amended, provides an option, at the Company’s discretion if no default events then exist, to extend the maturity date of the Senior and the Junior Secured Loans to March 31, 2004 for a fee equal to 1% of the outstanding principal balance of the Senior and Junior Secured Loans at the time of the extension. The Senior Secured Loans bear interest at prime plus 1%, (5.25% at March 31, 2003), payable quarterly in cash or by delivery of additional Junior Secured Loans. The Junior Secured Loans bear interest at 10%, payable quarterly in notes with the same terms or in cash if the Company’s EBITDA exceeds 120% of the amount necessary for payment of interest on the loans, excluding the Junior Secured Loans. During the year ended March 31, 2003 and 2002 the Company issued additional Junior Secured Loans as payment in kind of junior interest totaling approximately $675,000 and $3,634,000, respectively. The additional Junior Secured Loans issued are included in the total Junior Secured Loan amount above. The Revolving Loans and Support Letters of Credit bear interest at the Prime Rate plus 2% (6.25% at March 31, 2003), payable quarterly in cash. As of March 31, 2003, the effective future interest rate on all borrowings under the new credit agreement was approximately 0.2%.

The borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets, a pledge of all of the common shares of the operating subsidiary, and a pledge of 65% of the capital stock of the Company’s foreign subsidiaries. The New Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain interest coverage ratios, as defined, to be maintained. As of March 31, 2003, the Company was in compliance with the covenants of the New Credit Agreement as amended.

On June 26, 2003, the Company and its lenders agreed to amend the New Credit Agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from September 30, 2003 to October 15, 2004, and eliminating further extension options.

Under the terms of the amendment, the Company will pay an amendment fee of approximately $409,000 in July, 2003 and will reduce the outstanding balance of the Senior Secured Loans by approximately $400,000 on December 31, 2003, and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans will increase from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and then to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans will increase from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

Accordingly, a total of approximately $39,740,000 under the New Credit Agreement has been classified as long-term debt in the Company’s Consolidated Balance Sheet as of March 31, 2003.

4.    Mandatorily Redeemable Preferred Stock

Series A Preferred Stock

In November 1998, the board of directors created a new class of Series A preferred stock with 38,000 authorized shares. The Company then entered into a Securities Purchase Agreement with Centre Entities whereby

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2000, the Company entered into a Securities Exchange and Release Agreement with Centre Entities. In accordance with the agreement, all shares of Series A mandatorily redeemable preferred stock and related non-detachable warrants were redeemed for 6,695,212 shares of Common Stock, an amended warrant to purchase 3,246,164 shares of Common Stock at $1.00 per share, and a new warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.25 per share. The common stock issued was recorded at the market value at the time of issuance. The warrants were recorded at fair value of approximately $613,000 calculated using the Black Scholes method. The resulting gain of approximately $1,729,000 was recorded as an adjustment to Net income (loss) to arrive at Net income (loss) attributable to common shareholders.

Series B Preferred Stock

In August 2000, the board of directors approved an amendment to the articles of incorporation to change the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the latest maturity date (September 30, 2003, as of March 31, 2003) of the Senior Secured Loans (Note 3) at the liquidation value thereof. The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (Note 3). Accretion related to dividends earned during the year ended March 31, 2003, 2002 and 2001 totaled approximately $2,597,000, $2,353,000 and $1,416,000. As discussed in Note 3, this amount was offset by the reduction of approximately $2,299,000, $2,083,000 and $1,156,000 in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $298,000, $270,000 and $260,000 for the years ended March 31, 2003, 2002 and 2001, respectively. As of March 31, 2003, the debt restructuring liability related to the preferred stock has been fully amortized and future accretion of preferred stock dividends will be reported without the related offsetting amortization.

As discussed in Note 3, subsequent to March 31, 2003, the Company and its lenders agreed to amend the New Credit Agreement to extend the maturity date of the Senior Secured Loans to October 15, 2004. Accordingly, the date on which the Series B preferred stock is subject to redemption was also extended to October 15, 2004.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Options

Options under this series are available for grant to officers and other employees. During the years ended March 31, 2003 and 2002, no Series A options were issued. The options are generally exercisable as follows: (i) 50% on the third anniversary of the option issue date (the option date), (ii) 25% on the fourth anniversary of the option date, and (iii) 25% on the fifth anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan) prior to the third anniversary of the option date, 16.7% of the options shall be exercisable for each anniversary of the option date prior to the optionee’s termination date. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

Series B Options

Options under this series are available for grant to officers and other employees. During the years ended March 31, 2003 and 2002, no Series B options were issued. The options are generally exercisable on the ninth anniversary but are subject to acceleration based on defined earnings targets. The options expire after the ninth anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

Series C Options

Options under this series are available for grant to nonemployee directors. During the years ended March 31, 2003 and 2002, no Series C options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event the optionee ceases to be a director, options shall be exercisable to the extent they are vested on the effective date the optionee ceases to be a director.

Series D Options

Options under this series are available for grant to officers and other employees. During the years ended March 31, 2003 and 2002, no Series D options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

Series E Options

Options under this series are available for grant to officers and other employees. During the years ended March 31, 2003 and 2002, no Series E options were issued. The options are generally exercisable one-third on September 30, 2000, one-third on March 31, 2001 and one-third on September 30, 2001. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series F Options

Options under this series are available for grant to executive officers. During the years ended March 31, 2003 and 2002, no Series F options were issued. The options are generally exercisable one-third per year on a cumulative basis beginning on the first anniversary of the option date. The options expire on the seventh anniversary of the option date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

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

During the years ended March 31, 2003 and 2002, no Series G options were issued and at March 31, 2003, 150,000 Series G options were outstanding. During the year ended March 31, 2001, 390,000 Series G options were issued to executive officers of the Company with an exercise price of $0.50. Under APB No. 25, the Company is required to make estimates of the number of shares expected to be earned at the end of each reporting period. The estimated shares to be earned are multiplied by the excess, if any, of the fair market value of the common stock at period-end over the $0.50 exercise price. This amount will be recognized as stock compensation expense over the performance period. Compensation expense totaled $0, $652 and $0 during the fiscal years ending March 31, 2003, 2002 and 2001, respectively.

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

During the years ended March 31, 2003 and 2002, no Series H options were issued and at March 31, 2003, 390,000 Series H options were outstanding. During the year ended March 31, 2001, 390,000 Series H options were issued to executive officers of the Company with an exercise price of $0.01. The value of these options computed as the excess of the fair market value of the common stock over the exercise price will be recorded at the time the contingency is resolved upon the sale of the Company.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding options during the years ended March 31, 2001, 2002, and 2003 are as follows:

	Options	Exercise Price			Weighted Average Exercise Price
Outstanding, March 31, 2000	2,214,054	$0.50	—	$12.00	$2.51
Granted	1,206,900	0.01	—	0.69	0.35
Cancelled	(457,540)	0.01	—	12.00	2.92

Outstanding, March 31, 2001	2,963,414	0.01	—	12.00	1.76
Granted	—	—	—	—	—
Cancelled	(945,921)	0.19	—	12.00	2.65

Outstanding, March 31, 2002	2,017,493	0.01	—	12.00	1.35
Granted	—		—
Cancelled	(327,350)	0.69	—	12.00	3.81

Outstanding, March 31, 2003	1,690,143	$0.01	—	$11.75	$0.87

Shares available for future grants	5,567,178

As of March 31, 2003, 2002, and 2001, options to purchase approximately 1,417,000, 1,637,000, and 1,175,000 shares, respectively, were exercisable with weighted averages prices of $0.93, $1.50, and $3.25, respectively.

The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended March 31
	2003	2002	2001
Risk-free interest rate	N/A	N/A	5.00%
Expected dividend yield	N/A	N/A	0
Expected lives (in years)	N/A	N/A	4.0
Expected volatility	N/A	N/A	150.00%

No options were granted during the years ended March 31, 2003 or 2002, and accordingly, the assumptions are not applicable for those years.

The total value of options granted during the year ended March 31, 2001 was computed as approximately $194,000. That value and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information regarding net earnings and earnings per share as if the Company had accounted for options using the fair value method is included in Note 2.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 - $0.50	936,900	3.4	$0.29	694,467	$0.33
$0.51 - $0.75	414,100	7.0	$0.69	414,100	$0.69
$0.76 - $1.00	800	6.4	$0.95	800	$0.95
$1.01 - $2.00	144,750	5.6	$1.23	144,750	$1.23
$2.01 - $3.00	300	4.3	$2.54	300	$2.54
$3.01 - $4.00	172,093	1.5	$3.25	141,519	$3.25
$4.01 - $8.00	17,600	1.9	$7.33	17,600	$7.33
$8.01 - $10.00	100	2.0	$9.00	100	$9.00
$10.01 - $12.00	3,500	—	$11.75	3,500	$11.75

	1,690,143	4.3	$0.87	1,417,136	$0.93

Stock Compensation Plan

The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (the Stock Plan) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2003, 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. During the years ended March 31, 2003, 2002 and 2001, the Company issued 0, 68,536, and 332,875 shares, respectively, of Common Stock to the 401 (k) plan as matching contributions.

During the year ended March 31, 2000, the Company also granted 272,500 shares of restricted stock with a fair value at the date of grant of $0.69 per share to various employees under the Stock Plan. The shares vest and became unrestricted 50% on September 30, 2000 and 50% on March 31, 2001. Employee terminations prior to vesting resulted in the forfeiture of 32,500 shares during the year ended March 31, 2001. The Company recorded deferred compensation equal to the fair value of these shares on the date of grant, which was amortized to expense over the vesting period of the stock.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Years Ended March 31
	2003	2002	2001
Current provision
Federal income taxes	$(790)	$(4,877)	$(999)
Foreign income taxes	(55)	186	43
State income taxes	—	—	—

	(845)	(4,691)	(956)
Deferred provision	(22)	(201)	(96)

	$(867)	$(4,892)	$(1,052)

A reconciliation of the recorded income tax provision with amounts computed at statutory rates is as follows (in thousands):

	Years Ended March 31
	2003	2002	2001
Tax provision at statutory rates	$2,262	$(97)	$(5,654)
State taxes, net of federal benefit	189	(7)	—
International tax rate differences	(669)	—	—
Nondeductible goodwill	—	—	22
Impairment of goodwill	—	—	216
Taxable discount of accretion	105	105	393
Increase (decrease) in valuation allowance	(2,760)	(5,047)	3,904
Other	6	154	67

Provision for income taxes	$(867)	$(4,892)	$(1,052)

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Primary components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2003	2002
Deferred tax assets:
Inventory reserves	$311	$1,242
Accrued liabilities	976	270
Warranty and contract cost reserve	634	1,989
Deferred revenue	886	—
Deferred gain on restructuring	—	1,366
Loss on impairment of property and equipment	—	139
Net operating loss carryforwards	3,003	2,583
Other	601	664

	6,411	8,253
Valuation allowance	(4,962)	(7,722)

Total deferred tax assets	1,449	531

Deferred tax liabilities:
Accelerated depreciation	5	—
Inventory basis differences	1,380	485
Other	64	68

Total deferred tax liabilities	1,449	553

Net noncurrent deferred tax liabilities	$—	$(22)

The debt restructuring completed by the Company in August 2000 resulted in a gain for tax purposes. However, due to the fact that the sum of all future principal and interest payments due under the new agreements exceeded the carrying value of the old debt, no gain was recognized on the transaction for book purposes in accordance with SFAS 15. The excess of the carrying amount of the old borrowings exceeded the fair value of the new borrowings, common stock, and mandatory redeemable preferred stock by approximately $14.6 million and was allocated proportionately to the new debt and preferred stock based on their relative carrying values. During the years ended March 31,2003, 2002 and 2001, the excess amount allocated to debt was reduced by approximately $3,512,000, $3,513,000, and $2,049,000 resulting in a corresponding reductions of interest expense. The excess amount allocated to preferred stock was reduced by approximately $2,299,000, $2,083,000 and $1,156,000 resulting in a corresponding reductions of accretion of preferred stock. The deferred tax asset for the gain related to the cancellation of indebtedness above represents the difference between the gain recognized for tax purposes and the gain recognized for book purposes through the reductions in interest expense and accretion. The taxable discount of accretion included in the rate reconciliation represents the tax effect of the accretion discount recorded.

The Company recorded a federal income tax benefit of $784,000 for the fiscal year ended March 31, 2003 related to the refund received by the Company subsequent to March 31, 2003, for carrybacks of certain net operating losses.

As of March 31, 2003, the Company has available domestic federal operating loss carryforwards of approximately $5,400,000 and domestic state operating loss carryforwards of approximately $18,500,000. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Due to uncertainty of future taxable income, the Company has recorded a valuation allowance for the

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entire amount of deferred tax assets attributable to the operating loss carryforwards as well as for the amount of deferred tax assets created as a result of temporary differences between book and tax. The domestic operating losses expire beginning in 2017 and 2019.

7.    Concentration of Revenues

For the years ended March 31, 2003, 2002, and 2001, the Company’s five largest customers accounted for approximately 49.7%, 50.5% and 34.9% of the Company’s total revenues, respectively. For any period, a major customer is defined as a customer from whom the Company generated more than 10% of its revenues for that period. For the fiscal years ended March 31, 2003 and 2002, two customers and four customers, respectively accounted for more than 10% of the Company’s revenues. The following table summarizes information about the Company’s major customers for the year ended March 31, 2003, 2002 and 2001:

Year	Major Customers	Aggregate Revenues (000s)	Percent of Total Revenues
2003
	Public Works and Government Services Center of Canada	$8,281	12.5%
	United States Marine Corps	$7,897	11.9%
2002
	Public Works and Government Services Center of Canada	$8,392	14.2%
	United States Marine Corps	$7,121	12.1%
	United States Air Force	$6,188	10.5%
	Defense Threat Reduction Agency	$5,990	10.1%
2001
	None	$—	0.0%

As of March 31, 2003, the Company had three customers that comprised approximately 22.4%, 15.5% and 11.5% of total accounts receivable. As of March 31, 2002, the Company had three customers that comprised approximately 22.8%, 20.5% and 10.0% of total accounts receivable.

Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach its growth objectives, the Company will be required to seek contracts from new domestic and international customers as well as additional orders from existing customers. A significant decrease in demand by or the loss of one or more major customers without significant increases in orders from new customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

A significant portion of the Company’s sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2003, 2002, and 2001, 48.6%, 40.3% and 52.7%, respectively, of the

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. The Company with respect to certain of the markets in which it competes has identified political and economic factors. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company’s products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

8.    Net Income (Loss) Per Common Share

Net income (loss) per share was calculated as follows for the years ended March 31, 2003, 2002 and 2001

(in thousands except per share amounts):

	Years Ended March 31
	2003	2002	2001
Basic:
Net income (loss) attributable to common shareholders	$7,032	$4,336	$(14,108)

Weighted average common shares outstanding	70,153	70,152	53,643
Per share amount	$0.10	$0.06	$(0.26)

Diluted
Net income (loss) attributable to common shareholders	$7,032	$4,336	$(14,108)

Weighted average common shares outstanding—basic	70,153	70,152	53,643
Shares assumed isued upon exercise of dilutive stock options using the treasury stock method	453	81	—
Shares assumed isued upon exercise of dilutive stock warrants using the treasury stock method	1,123	596	—

Weighted average common shares outstanding—diluted	71,729	70,829	53,643

Per share amount	$0.10	$0.06	$(0.26)

The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.57 for the year ended March 31, 2003.

Options to purchase 752,742 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2003 but were not included in the computation of the 2003 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

Options to purchase 2,122,877 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2002 but were not included in the computation of the 2002 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 2,606,085 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding as of March 31, 2001 but were not included in the computation of the 2001 diluted EPS because the effect would be anti-dilutive.

9.    Related Party Transactions

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of the restructuring transaction (See Part I, Item 7, Restructure Transaction), were party to the debt restructuring further discussed in Note 3 to the financial statements. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $211,000, $390,000 and $221,000, plus expenses of $47,000, $72,000 and $51,000, for consulting services under the agreement for the fiscal years 2003, 2002 and 2001, respectively.

10.    Commitments and Contingencies

Leases

The Company leases certain vehicles under capital leases and certain facilities and equipment under operating leases. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at March 31, 2003 (in thousands):

	Capital Leases	Operating Leases	Total
2004	$57	$906	$963
2005	53	846	899
2006	58	784	842
2007	7	746	753
2008	—	583	583
Thereafter	—	97	97

Total minimum lease payments	175	$3,962	$4,137

Interest	(26)

Present value	$149

Rental expense under noncancellable operating leases was approximately $962,000, $967,000, and $1,001,000 for the years ended March 31, 2003, 2002, and 2001, respectively. The leases have expiration dates varying from April 2004 thorough February 2012. All but one of the leases for the Company’s buildings have

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms that require renegotiation at the end of the lease term; the remaining lease self-renews annually, unless otherwise negotiated. Leases relating to operating equipment require the Company to negotiate the renewal at the end of the lease term.

Government Agency Review

The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

Employment Agreements

During the year ended March 31, 2003, the Company entered into an agreement to employ Ronavan R. Mohling as the Company’s Chairman and Chief Executive Officer for a period of three years beginning August 9, 2002. Under the terms of the agreement, Mr. Mohling is entitled to an annual base salary of $270,000 per year and an annual bonus of up to 50% of his base salary. The agreement also provides for Mr. Mohling to receive stock options to purchase 2,100,000 shares the Company’s stock at the market value of the stock on the date of grant under terms and conditions as specified in the agreement. The options were granted subsequent to March 31, 2003. Upon Mr. Mohling’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination.

During the year ended March 31, 2003, the Company entered into an agreement to employ David W. McGrane as the Company’s Chief Operating Officer for a period of three years beginning July 15, 2002. Under the terms of the agreement, Mr. McGrane is entitled to an annual base salary of $215,000 per year and an annual bonus of up to 50% of his base salary. The agreement also provides for Mr. McGrane to receive stock options to purchase 1,400,000 shares the Company’s stock at the market value of the stock on the date of grant under terms and conditions as specified in the agreement. The options were granted subsequent to March 31, 2003. Upon Mr. McGrane’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination.

In March 1999, the Company entered into an employment agreement with its Chief Financial Officer. This contract has subsequently been amended several times and is currently effective through October 1, 2004 and provides for payment of an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination without cause. All other terms and conditions of the agreement remain in effect. The amount of this contract is not material to the Company’s financial position.

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the product warranty accrual for the years ended March 31, 2003, 2002, and 2001 were as follows (in thousands):

	Years Ended March 31
	2003	2002	2001
Balance—beginning of year	$550	$527	$—
Change in liability for warranties issued during the period	704	550	527
Change in liabilities for preexisting warranties	(550)	(527)	—

Balance—end of period	$704	$550	$527

11.    Industry Segment and Geographic Information

The Company operates in one industry segment the manufacture, sale and service of small and supporting arms training simulators. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary (FATS, Inc.) and, to a lesser extent, through certain of the Subsidiaries.

Geographic information on revenue is as follows (in thousands):

	Years Ended March 31
	2003	2002	2001
Domestic revenue	$34,021	$35,248	$19,626

International revenue
Canada	10,288	11,486	5,705
Europe	10,577	5,498	9,149
Asia	4,185	2,630	2,629
Australia	3,984	1,156	1,773
Other	3,070	3,039	2,619

	32,104	23,809	21,875

Total revenue	$66,125	$59,057	$41,501

As of March 31, 2003, the Company had net property and equipment of approximately $1,761,000 in the United States and $257,000 at its subsidiaries in foreign countries.

12.    Subsequent Events

Subsequent to March 31, 2003, the Company issued Series I, J and K Stock Options for a total of 5,800,000 shares of Common Stock under the Option Plan. The grant date of the options was May 1, 2003, with an exercise price equal to the $0.40 per share market value of the stock on that date. The options were granted to the following individuals under the following terms and conditions:

Series I Options—Options to purchase 300,000 shares of stock were granted to each of the three non-employee directors of the Company. One-third of the options are exercisable per year on a cumulative basis beginning on the first anniversary of the grant date, and the options expire on the seventh anniversary of the grant date.

Series J Options—Options to purchase 2,100,000 and 1,400,000 shares of stock were granted to the Chief Executive Officer and Chief Operating Officer of the Company respectively. One-fifth of the options become exercisable per year on a cumulative basis over a five year period beginning January 1, 2004, and the options expire on the seventh anniversary of the grant date.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series K Options—Options to purchase 1,400,000 shares of stock were granted to certain employees of the Company. One-third of the options are exercisable per year on a cumulative basis beginning on the first anniversary of the grant date, and the options expire on the seventh anniversary of the grant date.

13.    Quarterly Financial Data

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2002 and ending March 31, 2003. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2003				Year Ended March 31, 2002
	Quarter Ended
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30
	(Amounts in thousands, except per share amounts)
Revenue	$23,465	$12,463	$17,005	$13,192	$15,125	$15,396	$16,897	$11,369
Gross margin	7,053	4,479	5,802	3,835	3,631	4,652	4,687	4,480
Gross margin %	30%	36%	34%	29%	24%	30%	28%	39%
Operating Expenses	3,463	3,723	3,968	3,542	5,416	4,267	4,073	4,139

Operating income (loss)	3,590	756	1,834	293	(1,785)	385	614	341
Interest (income) expense	11	43	44	16	(143)	67	1	(145)
Other (income) expense	(28)	(22)	19	(73)	(1)	31	64	(33)

Income (loss) before provision for income taxes	3,607	735	1,771	350	(1,641)	287	549	519
Provision for income taxes	(1,810)	222	602	119	(5,437)	63	186	296

Net income before accretion of preferred stock	5,417	513	1,169	231	3,796	224	363	223
Accretion of preferred stock	77	75	74	72	70	68	67	65

Net income attributable to common stockholders	$5,340	$438	$1,095	$159	$3,726	$156	$296	$158

Earnings per common share
Basic	$0.07	$0.01	$0.02	$0.00	$0.06	$0.00	$0.00	$0.00

Diluted	$0.07	$0.01	$0.02	$0.00	$0.06	$0.00	$0.00	$0.00

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company engaged PricewaterhouseCoopers LLP as its principal accountants and dismissed its former principal accountants, Arthur Andersen LLP, effective April 17, 2002. The decision to change accountants was approved by the Audit Committee of the Company. This matter was previously reported on a Form 8-K filed April 19, 2002 and amended April 30, 2002.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors and Information Regarding Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than July 29, 2003 (the 2003 Proxy Statement), and that information is incorporated by reference in this Form 10- K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4A of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 11.    Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Compensation of Executive Officers and Directors” in the 2003 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in the text and tables under the headings “Ownership of Stock by Directors, Executive Officers and Principal Stockholders” and “Equity Compensation Plan Information”, in the 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.    Controls and Procedures

Our management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days prior to the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of their last evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following financial statements and notes thereto of the Company are included in Part II, Item 8 of this report:

(b)    Reports on Form 8-K:

None

(c)    Exhibits required to be Filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits

3.01	By-laws of the Company. (Filed as Exhibit 3.06 to the Company’s Registration Statement No. 333-13105)

3.02	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996)

3.03	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, Preferences, rights, Qualification, limitations and Restrictions of the series dated November 13, 1998. (Filed as exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

3.04	Certificate of Amendment to the Certificate of Incorporation of the Company dated (and Filed with the Office of the Secretary of State of Delaware on) August 25, 2000.

3.05	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, Preferences, rights, qualifications, limitations and Restrictions of the series dated August 24, 2000 (Filed with the office of the Secretary of State of Delaware on August 25, 2000)

9.01	Voting and Stock Restriction Agreement dated as of April 1, 2000 among the financial institutions listed on the signature pages thereof and Bank of America, (Filed as Exhibit 9.01 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

9.02	Letter from Bank of America dated August 25, 2000 and signed by the Centre entities named therein and the non-Centre lenders named therein with respect to the (Filed as Exhibit 9.02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.01-01	Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated as of April 1, 2000, among the Company, FATS, Inc. and Bank of America, N.A., successor in interest to NationsBank, N.A., as Agent and as Issuing Bank, and the Financial (Filed as Exhibit 10.01-01 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

Exhibit Number	Description of Exhibits
10.01-02	Loan Agreement and Exchange Agreement dated as of April 1, 2000 among the Company, FATS, Inc., the lenders named therein and Centre Capital Investors (Filed as Exhibit 10.01-02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.03	Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (Filed as Exhibit 10.06 to the Company’s Registration Statement No. 333-13105)

10.04	Assignment and Assumption Agreement dated as of January 1, 1997 among the Company, FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)

10.05	Borrowers Consent and Agreement dated as of October 15, 1997 between FATS, Inc. and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)

10.06	Pledge Agreement dated as of January 1, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)

10.07	Parents Consent dated as of October 15, 1997 between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997)

10.09-01	Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)

10.09-02	First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement No. 333-13105)

10.09-03	Second Amendment to Lease Agreement, dated December 21, 1995, between the Company and Schneider Atlanta, L.P. (Filed as Exhibit 10.10 to the Company’s Registration Statement No. 333-13105)

10.10	Management Shares Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other Individuals. (Filed as Exhibit 10.12 to the Company’s Registration Statement No. 333-13105)

10.11*	Firearms Training Systems, Inc. Stock Option Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement No. 333-13105)

10.12*	Stock Option Agreement Series A, dated as of September 18, 1996 between the Company and Peter A. Marino. (Filed as Exhibit 10.14 to the Company’s Registration Statement No. 333-13105)

10.12-01*	Schedule identifying Stock Option Agreements Series A substantially identical in all material respects to Exhibit 10.12. (Filed as Exhibit 10.12-01 to the Company’s report on Form 10-K for the Fiscal Year ended March 31, 1998)

10.13*	Stock Option Agreement Series B, dated as of September 18, 1996 between the Company and Peter A. Marino. (Filed as Exhibit 10.15 to the Company’s Registration Statement No. 333-13105)

10.13-01*	Schedule identifying Stock Option Agreements Series B substantially identical in all material respects to Exhibit 10.13. (Filed as Exhibit 10.13-01 to the Company’s report on Form 10-K for the Fiscal Year ended March 31, 1998)

Exhibit Number	Description of Exhibits

10.14*	Stock Option Agreement Series C, dated as of September 18, 1996 between the Company and William J. Bratton. (Filed as Exhibit 10.16 to the Company’s Registration Statement No. 333-13105)

10.14-01*	Schedule identifying Stock Option Agreements Series C substantially identical in all material respects to Exhibit 10.14. (Filed as Exhibit 10.16.01 to the Company’s Registration Statement No. 333-13105)

10.14-02*	Form of Restricted Stock Award Agreement issued to Mr. Morelli under Item 11, Executive Compensation, Herein (Filed as Exhibit 10.14-02 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.15	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.17 to the Company’s Registration Statement No. 333-13105) (Filed as Exhibit 10.18 to the Company’s Registration Statement No. 333-13105)

10.16	Registration Rights Agreement, dated as of April 1, 2000 among the Company and the Institutional Holders (Filed as Exhibit 10.16 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.17*	Firearms Training Systems, Inc. Executive Severance Benefit Plan. (Filed as Exhibit 10.19 to the Company’s Registration Statement No. 333-13105)

10.18*	Employment Agreement, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.20 to the Company’s Registration Statement No. 333-13105)

10.18-01*	Resignation Agreement, dated as of September 15, 1999, between the Company and Peter A. Marino. (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1999)

10.19	Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (Filed as Exhibit 10.21 to the Company’s Registration Statement No. 333-13105)

10.19-01	Schedule listing Agreements to Limit Future Competition Substantially identical in all material respects to Exhibit 10.19. (Filed as Exhibit 10.21-01 to the Company’s Registration Statement No. 333-13105)

10.20	License Agreement, dated October 31, 1991 by and between Microware Systems Corporation and the Company. (Filed as Exhibit 10.23 to the Company’s Registration Statement No. 333-13105)

10.21	Warrant to purchase Class B Non Voting Common Stock of the Company dated November 13, 1998. (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended Quarter ended December 31, 1998)

10.22	Form of Amended Warrant to Purchase Common Stock of (Filed as Exhibit 10.22 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.23	Form of Warrant to Purchase Common Stock of the (Filed as Exhibit 10.23 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.24	Stock Option Agreement dated as of November 13, 1998 between the Company and Centre Partners Management LLC. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

Exhibit Number	Description of Exhibits

10.25	Securities Purchase Agreement dated as of November 13, 1998 between the Company and Centre Entities. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

10.26	Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited and Firearms Training Systems, B.V. and the Centre Entities dated June 1, 1999. (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)

10.27	Securities Exchange and Release Agreement dated as of April 1, 2000 among the investors named therein and (Filed as Exhibit 10.27 to the Company’s report on Form 10-K405/A for the Fiscal Year ended March 31, 2000)

10.28	First Amendment and Waiver to the Second Amended and Restated Credit Agreement and Partial Exchange (Previously filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)

10.28-01	Second Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated (Previously filed with the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)

10.29*	Employment Agreement dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)

10.29-01*	Amended Employment Agreement dated as of February 18, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.29-02*	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.29-03*	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.29-04*	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.29-05*	Amended Employment Agreement dated as of September 30, 2002, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2002)

10.31*	Employment agreement dated as of November 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.31-01*	Form of Series F stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-01 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.31-02*	Form of Series G stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

Exhibit Number	Description of Exhibits

10.31-03*	Form of Series H stock option agreement dated as of April 1, 2000 between the Company and Robert F. Mecredy. (Filed as Exhibit 10.31-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.31-04*	Separation and General Release Agreement, dated as of May 16, 2001, between the Company and Robert F. Mecredy including form of amendments to Series F and Series H options agreements. (Filed as Exhibit 10.31-04 to the Company’s Quarterly Report on Form 10-K for the Fiscal Year ended March 31, 2001)

10.32*	Employment Agreement dated as of July 15, 2002, between the Company and David W. McGrane

10.33*	Employment Agreement dated as of August 9, 2002, between the Company and Ronavan R. Mohling

21.01	Subsidiaries of the Company.

23.02	Consent of PricewaterhouseCoopers LLP, dated June 26, 2003

24.01	Power of Attorney

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan arrangement.

(d)    Financial Statement Schedule required by Items 8 and 14(d):

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended March 31, 2003	$352	11	(1)	$362
Year ended March 31, 2002	$359	22	(29)	$352
Year ended March 31, 2001	$215	150	(6)	$359

Reserve for excess and obsolete inventory:
Year ended March 31, 2003	$3,520	994	(3,305)	$1,209
Year ended March 31, 2002	$1,028	3,476	(984)	$3,520
Year ended March 31, 2001	$1,024	28	(24)	$1,028

Contract cost provision reserve:
Year ended March 31, 2003	$3,175	329	(1,578)	$1,926
Year ended March 31, 2002	$4,013	514	(1,352)	$3,175
Year ended March 31, 2001	$—	4,013	—	$4,013

Warranty provision reserve:
Year ended March 31, 2003	$550	704	(550)	$704
Year ended March 31, 2002	$527	550	(527)	$550
Year ended March 31, 2001	$—	527	—	$527

All other schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia on June 27, 2003.

FIREARMS TRAINING SYSTEMS, INC.

By:	/s/ RONAVAN R. MOHLING

Ronavan R. Mohling
Chairman of the Board of Directors
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONAVAN R. MOHLING Ronavan R. Mohling	Chairman of the Board of Directors Chief Executive Officer and Director	June 27, 2003

/s/ JOHN A. MORELLI John a. Morelli	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ MARY ANN GILLEECE* Mary Ann Gilleece	Director	June 27, 2003

/s/ SCOTT PEREKSLIS* Scott Perekslis	Director	June 27, 2003

/s/ R.C. WHITAKER* R.C. Whitaker	Director	June 27, 2003

*	By	/s/ JOHN A. MORELLI
Power of Attorney

Certification of CEO Pursuant to

Securities Exchange Act Rule 13a-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Ronavan Mohling, Chief Executive Officer of Firearms Training Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Firearms Training Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003

/s/ RONAVAN MOHLING
Ronavan Mohling
Chief Executive Officer

Certification of CFO Pursuant to

Securities Exchange Act Rule 13a-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Morelli, Chief Financial Officer of Firearms Training Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Firearms Training Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003

/s/ JOHN A. MORELLI
John A. Morelli
Chief Financial Officer