Form 10-Q
period 2003-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2003-08-11
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes ☐ No ☒

As of August 11, 2003, there were 70,153,159 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.
INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,

	2003	2002

Revenue	$15,618	$13,192
Cost of revenue	11,347	9,357

Gross margin	4,271	3,835

Operating expenses
Selling, general and administrative	2,897	2,441
Research and development	523	836
Depreciation and amortization	125	265

Total operating expenses	3,545	3,542

Operating income	726	293

Other income (expense), net
Interest expense, net
Debt, net	(1,070)	(16)
Dividends on mandatorily redeemable preferred stock	(691)	—
Foreign currency exchange	48	80
Other, net	(6)	(7)

Total other income (expense)	(1,719)	57

Income (loss) before provision for income taxes	(993)	350
Provision for income taxes	(103)	119

Net income (loss) before preferred stock adjustments	(890)	231
Preferred stock adjustments	—	(72)

Net income (loss) attributable to common shareholders	$(890)	$159

Earnings per share
Basic income (loss) per share	$(0.01)	$0.00

Diluted income (loss) per share	$(0.01)	$0.00

Weighted average common shares outstanding - basic	70,153	70,153
Weighted average common shares outstanding - diluted	70,153	71,182

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30,	March 31,
	2003	2003

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$3,940	$3,457
Restricted cash	3,046	1,439
Accounts receivable, net of allowance of $350 and $362 in June and March 2003, respectively	11,867	18,469
Income taxes receivable	364	823
Costs and estimated earnings in excess of billings on uncompleted contracts	6,114	4,697
Unbilled receivables	58	103
Inventories, net	9,923	10,059
Prepaid expenses and other current assets	1,430	1,643

Total current assets	36,742	40,690
Property and equipment, net	2,101	2,018
Other noncurrent assets	448	98

Total assets	$39,291	$42,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Long - term debt due within one year	$1,550	$457
Accounts payable	3,115	5,248
Accrued liabilities	4,645	4,826
Accrued interest	883	861
Income taxes payable	19	176
Billings in excess of costs and estimated earnings on uncompleted contracts	1,334	1,277
Deferred revenue	849	1,854
Warranty and contract cost provision reserve - current	1,805	2,015

Total current liabilities	14,200	16,714
Long-term debt	38,854	39,858
Warranty and contract cost provision reserve - noncurrent	537	615
Other noncurrent liabilities	523	496
Manditorily redeemable preferred stock	28,308	27,617

Total liabilities	82,422	85,300

Commitments and contingencies
Stockholders’ deficit
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 shares issued and outstanding	—	—
Additional paid-in capital	123,215	123,215
Stock warrants	613	613
Accumulated deficit	(167,109)	(166,219)
Accumulated other comprehensive income (loss)	150	(103)

Total stockholders’ deficit	(43,131)	(42,494)

Total liabilities and stockholders’ deficit	$39,291	$42,806

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended June 30,

	2003	2002

Cash flows from operating activities
Net income (loss) attributable to common shareholders	$(890)	$159
Adjustments for non-cash items
Preferred stock adjustments to net income	—	72
Amortization of debt discount	—	(878)
Non-cash interest and financing costs	799	—
Depreciation and amortization	269	310
Change in inventory reserve	96	(1,355)
Change in warranty and contract cost provision reserve	(288)	(123)
Gain on sale of assets	(5)	—
Deferred income taxes	—	(3)
Changes in assets and liabilities
Accounts receivable, net	6,602	1,942
Income taxes receivable	459	5,049
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,417)	(372)
Unbilled receivables	45	944
Inventories	40	580
Prepaid expenses and other current assets	213	(198)
Accounts payable	(2,133)	(1,419)
Accrued liabilities	(159)	64
Income taxes payable	(157)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	57	(169)
Deferred revenue	(1,005)	125
Noncurrent liabilities	27	161

Total adjustments	3,443	4,730

Net cash provided by operating activities	2,553	4,889

Cash flows from investing activities
Change in restricted cash	(1,607)	963
Purchase of property and equipment	(293)	(357)
Proceeds from disposal of property and equipment	5	—

Net cash provided (used) by investing activities	(1,895)	606

Cash flows from financing activities
Payments on long-term debt	(19)	—
Payment of deferred financing costs	(409)	—

Net cash used by financing activities	(428)	—

Effect of exchange rate changes on cash	253	81

Net increase in cash and cash equivalents	483	5,576
Cash and cash equivalents, beginning of period	3,457	4,252

Cash and cash equivalents, end of period	$3,940	$9,828

Supplemental cash flow disclosures
Cash paid (received) for
Interest	$836	$186
Income taxes	$(358)	$(4,879)

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.          Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2004. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2003, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

3.          Stock-based compensation

On May 1, 2003, the Company issued Series I, J and K Stock Options for a total of 5,800,000 shares of Common Stock under the Option Plan with an exercise price equal to the $0.40 per share market value of the stock on that date. The options were granted under the following terms and conditions:

 Series I Options—Options to purchase 300,000 shares of stock were granted to each of the three non-employee directors of the Company. One-third of the options are exercisable per year on a cumulative basis beginning on the first anniversary of the grant date, and the options expire on the seventh anniversary of the grant date.

 Series J Options—Options to purchase 2,100,000 and 1,400,000 shares of stock were granted to the Chief Executive Officer and Chief Operating Officer of the Company, respectively. One-fifth of the options become exercisable per year on a cumulative basis over a five-year period beginning January 1, 2004, and the options expire on the seventh anniversary of the grant date.

 Series K Options—Options to purchase 1,400,000 shares of stock were granted to certain employees of the Company. One-third of the options are exercisable per year on a cumulative basis beginning on the first anniversary of the grant date, and the options expire on the seventh anniversary of the grant date.

Changes in outstanding options during the three months ended June 30, 2003 are as follows

	Options	Exercise Price			Weighted Average Exercise Price

Outstanding, March 31, 2003	1,690,143	$0.01	—	$11.75	$0.87
Granted	5,820,000	0.40	—	0.40	0.40
Cancelled	(376,405)	0.01	—	11.75	0.43

Outstanding, June 30, 2003	7,133,738	$0.01	—	$9.00	$0.51

Shares available for future grants	363,583		—

The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended June 30,

	2003	2002

Risk-free interest rate	2.28%	N/A
Expected dividend yield	0	N/A
Expected lives (in years)	3.5	N/A
Expected volatility	221.58%	N/A

No options were granted during the period ended June 30, 2002, and accordingly, the assumptions are not applicable for that period.

The total value of options granted during the three months ended June 30, 2003 was computed as approximately $2,2 million or $0.385 per share. That value and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net earnings (loss) and earnings (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended June 30,

	2003	2002

	(in thousands, except per share amounts)
Net income (loss) attributable to common shareholders
As reported	$(890)	$159
Fair value based compensation cost, net of taxes	(43)	(7)

Pro forma net income (loss) applicable to common shareholders	$(933)	$152

Basic income (loss) per share
As reported	$(0.01)	$0.00
Pro forma	$(0.01)	$0.00
Diluted income (loss) per share
As reported	$(0.01)	$0.00
Pro forma	$(0.01)	$0.00

4.          Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands)

	June 30, 2003	March 31, 2003

Raw materials	$6,593	$5,962
Work in process	2,513	2,436
Finished goods	2,122	2,870

Inventories, gross	11,228	11,268
Reserve for excess and obsolete inventory	(1,305)	(1,209)

Inventories, net	$9,923	$10,059

5.          Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, and March 31, 2003, respectively, are as follows (in thousands):

	June 30, 2003	March 31, 2003

Cost incurred on uncompleted contracts	$30,059	$26,727
Estimated earnings	12,770	12,087

	42,829	38,814
Less: billings to date	(38,049)	(35,394)

	$4,780	$3,420

Such amounts are included in the following accounts (in thousands)
Cost and estimated earnings in excess of billing on uncompleted contracts	$6,114	$4,697
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,334)	(1,277)

	$4,780	$3,420

6.          Other noncurrent assets

Other noncurrent assets consist of the following intangible assets (in thousands):

	June 30, 2003	March 31, 2003

Non-compete agreement	$33	$33
Deferred financing costs	659	250

	692	283
Accumulated amortization	(244)	(185)

Other noncurrent assets, net	$448	$98

Deferred financing costs as of June 30, 2003, includes approximately $409,000 relating to a June 26, 2003 amendment to the Company’s credit agreement which extended the maturity date from September 30, 2003 to October 15, 2004.

Amortization expense for the period ended June 30, 2003 was $59,000. Estimated amortization expense for the year ending March 31, 2004 will be approximately $320,000.

7.          Long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2003	March 31, 2003

Working capital - borrowings	$130	$130
Long-term debt - Senior	12,000	12,000
Long-term debt - Junior	28,118	28,010
Capital lease obligations	156	175

	40,404	40,315
Due within one year	(1,550)	(457)

Long-term debt	$38,854	$39,858

Prior to March 31, 2003, interest expense on the Company’s credit agreement was substantially offset by amortization of debt discount that was established in a previous debt restructuring. As of March 31, 2003, the debt discount was fully amortized, and interest expense is currently being reported without the offsetting amortization.

On June 26, 2003, the Company and its lenders agreed to amend the Company’s credit agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from September 30, 2003 to October 15, 2004, and eliminating further extension options.

Under the terms of the amendment, the Company paid an amendment fee of approximately $409,000 in July 2003 and will reduce the outstanding balance of the Senior Secured Loans by approximately $400,000 on December 31, 2003, and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans will increase from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and then to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans will increase from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

8.          Mandatorily redeemable preferred stock

In August 2000 the Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in conjunction with a debt restructuring. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the latest maturity date (October 15, 2004, as of June 30, 2003) of the Senior Secured Loans (Note 7) at the liquidation value thereof. Accrual of dividends prior to March 31, 2003 was substantially offset by amortization of a restructuring liability allocated to the preferred stock, which was fully amortized on March 31,2003.

During the three months ended June 30, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Accordingly, the mandatorily redeemable preferred stock has been classified as a liability in the balance sheet as of June 30, 2003, and has been reclassified in the March 31, 2003 balance sheet for comparative purposes. The $691,000 dividends on the preferred stock have been included in operations as additional interest expense for the three months ended June 30, 2003. Dividends on preferred stock are reported as an adjustment to net income to arrive at net income attributable to common shareholders in periods prior to April 1, 2003.

9.          Related party transactions

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of a previously reported restructuring transaction, were party to the amendment to the credit agreement discussed in Note 7. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred fees of $134,000, plus expenses of $30,000 for consulting services under the agreement during the three months ended June 30, 2002.

10.       Net income per common share

Net income (loss) per share was calculated as follows for the three months ended June 30, 2003 and 2002(in thousands except per share amounts):

	Three Months Ended June 30,

	2003	2002

Basic:
Net income (loss) attributable to common shareholders	$(890)	$159

Weighted average common shares outstanding	70,153	70,153
Per share amount	$(0.01)	$0.00

Diluted
Net income (loss) attributable to common shareholders	$(890)	$159

Weighted average common shares outstanding - basic	70,153	70,153
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	—	371
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	—	658

Weighted average common shares outstanding - diluted	70,153	71,182

Per share amount	$(0.01)	$0.00

The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.73, for the periods ended June 30, 2002.

Options to purchase 943,477 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of June 30, 2002 but were not included in the computation of the 2002 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

Options to purchase 7,133,738 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding as of June 30, 2003 but were not included in the computation of the 2003 diluted EPS because their effect would have been anti-dilutive, thereby decreasing net loss per share.

11.       Contingencies and commitments

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty accrual for the three months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended June 30,

	2003	2002

Balance - beginning of year	$704	$550
Change in liability for warranties issued during the period	38	3
Change in liabilities for preexisting warranties	(70)

Balance - end of period	$672	$553

12.       Comprehensive income (loss)

The components of comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended June 30,

	2003	2002

Net income(loss)	$(890)	$231
Foreign currrency translation adjustment	253	87

Comprehensive income(loss)	$(637)	$318

ITEM 2.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2003.

In this Quarterly Report, we state our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Quarterly Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete;

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security;

•	changes in technology;

•	disruptions in scheduled development of new products, such as our FATS V platform;

•	lack of market acceptance of existing products;

•	currency fluctuations;

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations;

•	industry consolidation and mergers;

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and

•	general economic conditions.

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,

	2003	2002

Revenue	100.00%	100.00%
Cost of revenue	72.65	70.93

Gross margin	27.35	29.07

Operating expenses
Selling, general and administrative	18.55	18.50
Research and development	3.35	6.34
Depreciation and amortization	0.80	2.01

Total operating expenses	22.70	26.85

Operating income	4.65	2.22

Other income (expense), net
Interest expense, net	(11.28)	(0.12)
Foreign currency exchange	0.31	0.60
Other, net	(0.04)	(0.05)

Total other income (expense)	(11.01)	0.43

Income (loss) before provision for income taxes	(6.36)	2.65
Provision for income taxes	(0.66)	0.90

Net income (loss) before preferred stock adjustments	(5.70)	1.75
Accretion of preferred stock	—	(0.54)

Net income (loss) attributable to common shareholders	(5.70)%	1.21%

Three Months Ended June 30, 2003 and 2002:

Net Revenues: Revenues increased $2.4 million, or 18.4%, to $15.6 million for the three months ended June 30, 2003 as compared to $13.2 million for the three months ended June 30, 2002. Sales to international customers for the three months ended June 30, 2003 increased $3.2 million, or 70.9%, to $7.7 million largely due to increased sales in Europe and the Middle East. Sales to U.S. military customers for the three months ended June 30, 2003 decreased by $0.9 million, or (11.9)%, to $6.6 million. The decrease in U.S. military sales is due primarily to the completion during the three months ended June 30, 2003, with minimal impact on sales for that period, of a major Foreign Military Sales contract for delivery of product to Russia under a U.S. contract that significantly increased sales for the three months ended June 30, 2002. Sales to U.S. law enforcement customers for the three months ended June 30, 2003 increased $0.2 million, or 18.6%, to $1.4 million reflecting a renewed concentration of effort in this business segment.

Cost of Revenues: Cost of revenues increased $2.0 million, or 21.3%, to $11.3 million for the three months ended June 30, 2003 as compared to $9.3 million for the three months ended June 30, 2002. As a percentage of revenues, cost of revenues for the three months ended June 30, 2003 increased to 72.6% as compared to 70.9% for the three months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues is attributable primarily to the completion of certain international contracts during the quarter with lower profit margins plus recognizing a reserve for potential contract liquidated damages on late deliveries.

Gross Profit: As a result of the foregoing, gross profit increased $0.4 million, or 11.4%, to $4.3 million, or 27.4% of revenues, for the three months ended June 30, 2003 as compared to $3.8 million, or 29.1% of revenues, for the three months ended June 30, 2002.

Total Operating Expenses: Total operating expenses remained constant at $3.5 million for the three months ended June 30, 2003 and 2002. As a percentage of revenues, total operating expenses decreased to 22.7% for the three months ended June 30, 2003 as compared to 26.8% for the three months ended June 30, 2002. Selling, general and administrative (“SG&A”) expenses, which include bid & proposal activities, increased from $2.4 million to $2.9 million. This increase in SG&A is due primarily to costs associated with the capture of new business. Total research and development (R&D) costs remained constant, however, the Company funded portion of R&D expense decreased $0.3 million, or (37.4%), reflecting a shift in the Company’s focus to customer paid R&D programs. Depreciation and amortization expense decreased $0.1 million, or (52.8%), reflecting reduced spending on capital assets.

Operating Income: As a result of the foregoing, operating income increased $433,000 or 147.8% to $726,000 for the three months ended June 30, 2003 as compared to $293,000 for the three months ended June 30, 2002. As a percentage of revenues, operating income was 4.6% of revenues, for the three months ended June 30, 2003 as compared to 2.2% of revenues for the three months ended June 30, 2002.

Other Income (Expense), net: Net interest expense totaled $1.8 million, or (11.3%) of revenues for the three months ended June 30, 2002 as compared to $16,000, or (0.1%) of revenues for the three months ended June 30, 2002. The increase in interest expense is attributable to the following factors:

1.	Interest expense for the three months ended June 30, 2002 was reduced by $878,000 in amortization of debt discount related to a prior debt restructuring that became fully amortized as of March 31, 2003.

2.	Interest expense for the three months ended June 30, 2003 includes amortization of $409,000 in additional fees related to the Fifth Amendment to the Company’s credit agreement, which extended the maturity date of the credit agreement from September 30, 2003 to October 15, 2004.

3.	Under the Fifth Amendment to the Company’s credit agreement, the interest rate on the Company’s Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003, and the interest rate on the Company’s Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003.

4.	Interest expense for the three months ended June 30, 2003 includes $691,000 in accrual of mandatorily redeemable preferred stock dividends due to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (FAS 150) during the period. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Shareholders and the provisions of FAS 150 preclude the restatement of prior year financial statements.

5.	Accrual of mandatorily redeemable preferred stock dividends, which was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Shareholders, for the three months ended June 30, 2002 was reduced by approximately $500,000 amortization of a debt restructuring liability that became fully amortized as of March 31, 2003.

Income (Loss) Before Provision for Income Taxes: As a result of the foregoing, income (loss) before provision for income taxes decreased by $1.3 million from income of $350,000 to a loss of ($1.0) million

Provision for Income Taxes: The effective tax rate declined from approximately 34.0% of income before taxes for the three months ended June 30, 2002 to approximately 10.4% of loss before taxes for the three months ended June 30, 2003 due to including nondeductible dividends on preferred stock in interest expense for the 2003 period. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization through taxable income.

Net Income (Loss) Before Preferred Stock Adjustments: As a result of the foregoing, net income (loss) declined from net income of $231,000, or 1.8% of revenue for the three months ended June 30, 2002 to a net loss of ($890,000) or (5.7%) of revenue for the three months ended June 30, 2003.

Preferred Stock Adjustments: Accretion of mandatorily redeemable preferred stock dividends was $72,000 for the three months ended June 30, 2002, which was reduced by approximately $500,000 of debt restructuring liability amortization. As noted above, the total accrual of mandatorily redeemable preferred stock dividends is included in interest expense for the three months ended June 30, 2003, since the debt restructuring liability was fully amortized as of March 31, 2003.

Net Income (Loss) Attributable to Common Shareholders: As a result of the foregoing, net income (loss) attributable to common shareholders decreased by $1.0 million from income of $159,000 or $0.00 per share for the three months ended June 30, 2002 to a loss of ($890,000) or ($0.01) per share for the three months ended June 30, 2003.

ANALYSIS OF BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2003 and 2002, the Company had a backlog of approximately $60.4 and $67.0 million, respectively. As of June 30, 2003 the backlog is comprised of $44.5 million from international customers and $15.9 million from FATS U.S. military and law enforcement customers. Approximately $35.3 million of the contracted orders are scheduled for delivery during fiscal year 2004.

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

On June 26, 2003, the Company and its lenders amended the New Credit Agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from September 30, 2003 to October 15, 2004, and eliminating further extension options. The extension also extends to October 15, 2004, the date on which the Company’s mandatorily redeemable preferred stock becomes redeemable by the holders.

Under the terms of the amendment, the Company paid an amendment fee of approximately $409,000 and will reduce the outstanding balance of the Senior Secured Loans by approximately $400,000 on December 31, 2003, and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and will increase to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

The Company is currently in discussions with several parties to negotiate an ultimate refinancing of its Credit Agreement or a transaction that would allow repayment of the debt. However, there can be no assurance that such a refinancing or transaction may be completed on terms that would be favorable to the Company, if at all. The inability of the Company to satisfactorily address the concerns related to it’s capital structure prior to October 15, 2004 could have a severe adverse effect on the Company’s financial condition and future operations.

As of June 30, 2003, the Company had working capital of $22.5 million compared to $21.3 million as of June 30, 2002. The net $1.2 million increase in working capital is primarily the result of significantly improved results of operations for fiscal year 2003, offset by a $1.5 million increase in long-term debt due within one year. The Company’s capital expenditures for the three months ended June 30, 2003 were $0.3 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery. As of June 30, 2003, the Company was in compliance with all covenants within its debt agreements.

The Company had a net increase in cash and cash equivalents of $0.5 million for the three months ended June 30, 2003 compared to a net increase of $5.6 million for the three months ended June 30, 2002. For the period ended June 30, 2003, the Company’s operating activities generated cash of approximately $2.6 million compared to $4.9 million for the three months ended June 30, 2002. Cash flow from operations decreased primarily due to the net loss for the period that was offset by collection of accounts receivable and further reduced by reductions of accounts payable and deferred revenue and an increase in costs and estimated earnings in excess of billings on uncompleted contracts. The receipt of a $4.9 million tax refund significantly increased cash flow from operations for the three months ended June 30, 2002.

The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. Since August of 2000, the Company has financed its operations and growth primarily through internally generated funds and income tax refunds. With the extension of the Company’s Senior and Junior Secured Loans and Revolving Loans and Letters of Credit through October 15, 2004, as discussed above, management believes that funds provided by operations and possible equipment instalment financing will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in the current fiscal year in order to generate adequate cash flow to fund working capital needs and to service debt requirements; the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods; the Company must negotiate favorable repayment terms under the Credit Agreement which is currently scheduled to mature in October 2004.

CONCENTRATION OF CREDIT RISK

As of June 30, 2003, approximately $8.7 million in accounts receivable or 73.5% of total accounts receivable, net was due from the Company’s top ten customers, $0.5 million of which was secured by performance letters of credit for foreign receivables. The remaining $8.2 million is due from U.S., U.K. and Australian government contracts and subcontracts.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractual Obligations
June 30, 2003
(amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 4 - 5 years	After 5 years

Long-term debt
Working capital - borrowings	$130	$—	$130	$—	$—
Long-term debt - Senior	12,000	1,500	10,500	—	—
Long-term debt - Junior	28,118	—	28,118	—	—
Capital lease obligations	156	50	106		—
Mandatorily Redeemable Preferred Stock	28,308	—	28,308	—
Other
Operating lease obligations	3,793	948	1,614	1,231	—

Total	$72,505	$2,498	$68,776	$1,231	$—

RELATED PARTIES AND TRANSACTIONS

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest shareholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major shareholders as a result of a previously reported restructuring transaction, were party to the amendment to the credit agreement discussed in Note 7 to the financial statements. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred fees of $134,000, plus expenses of $30,000 for consulting services under the agreement during the three months ended June 30, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at June 30, 2003.

As of June 30, 2003, the Company had a total of approximately $28.1 million in fixed rate debt at an interest rate of 15%, which will mature on October 15, 2004. The company also has a total of approximately $12.1 million in variable rate debt at an interest rate of prime plus primarily 2.5%, (6.5% as of June 30, 2003) through December 31, 2003, and then increasing to prime plus 3.5% for the period from January 1, 2004 through the maturity date. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

Exhibit 10.1 -	Fifth Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement

Exhibit 10.2* -	Form of Series I stock option agreement dated as of May 1, 2003 between the Company and its outside directors

Exhibit 10.3* -	Form of Series J stock option agreement dated as of May 1, 2003 between the Company and its Chief Executive Officer and Chief Operating Officer

Exhibit 10.4*-	Form of Series K stock option agreement dated as of May 1, 2003 between the Company and certain of its employees

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

*	Indicates management contract or compensatory plan arrangement

(b)	The following report on Form 8-K was filed during the quarter ended June 30, 2003:

June 27, 2003 – Press release announcing financial results for the quarter and year ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2003

FIREARMS TRAINING SYSTEMS, INC.
/S/ JOHN A. MORELLI

John A. Morelli Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)