Form 10-Q
period 2003-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2003-10-31
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 70,153,159 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue	$12,931	$17,005	$28,549	$30,197

Cost of revenue	9,028	11,203	20,375	20,560

Gross margin	3,903	5,802	8,174	9,637

Operating expenses

Selling, general and administrative	3,011	3,010	5,908	5,450
Research and development	723	714	1,246	1,550
Depreciation and amortization	108	244	233	510

Total operating expenses	3,842	3,968	7,387	7,510

Operating income	61	1,834	787	2,127

Other income (expense), net
Interest expense, net
Debt, net	(1,351)	(44)	(2,421)	(60)
Dividends on mandatorily redeemable preferred stock	(707)	—	(1,398)	—
Other, net	(58)	(19)	(16)	54

Total other income (expense)	(2,116)	(63)	(3,835)	(6)

Income (loss) before provision for income taxes	(2,055)	1,771	(3,048)	2,121

Provision for income taxes	(458)	602	(561)	721

Net income (loss) before preferred stock adjustments	(1,597)	1,169	(2,487)	1,400

Accretion of preferred stock	—	(74)	—	(146)

Net income (loss) attributable to common stockholders	$(1,597)	$1,095	$(2,487)	$1,254

Earnings per share

Basic income (loss) per share	$(0.02)	$0.02	$(0.04)	$0.02

Diluted income (loss) per share	$(0.02)	$0.02	$(0.04)	$0.02

Weighted average common shares outstanding - basic	70,153	70,153	70,153	70,153

Weighted average common shares outstanding - diluted	70,153	71,953	70,153	72,139

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2003	2003
	(in thousands)
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$3,287	$3,457
Restricted cash	1,999	1,439
Accounts receivable, net of allowance of $350 and $362 in September and March 2003, respectively	8,125	18,469
Income taxes receivable	871	647
Costs and estimated earnings in excess of billings on uncompleted contracts	7,778	4,697
Unbilled receivables	25	103
Inventories, net	11,429	10,059
Prepaid expenses and other current assets	1,339	1,643

Total current assets	34,853	40,514

Property and equipment, net	2,128	2,018

Other noncurrent assets	360	98

Total assets	$37,341	$42,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Long-term debt due within one year	$1,551	$457
Accounts payable	2,419	5,248
Accrued liabilities	3,865	4,826
Accrued interest	920	861
Billings in excess of costs and estimated earnings on uncompleted contracts	1,218	1,277
Deferred revenue	817	1,854
Warranty and contract cost provision reserve - current	1,932	2,015

Total current liabilities	12,722	16,538

Long-term debt	39,195	39,858

Warranty and contract cost provision reserve - noncurrent	492	615

Other noncurrent liabilities	653	496

Manditorily redeemable preferred stock	29,016	27,617

Total liabilities	82,078	85,124

Commitments and contingencies

Stockholders’ deficit
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 shares issued and outstanding	—	—
Additional paid-in capital	123,215	123,215
Stock warrants	613	613
Accumulated deficit	(168,706)	(166,219)
Accumulated other comprehensive income (loss)	141	(103)

Total stockholders’ deficit	(44,737)	(42,494)

Total liabilities and stockholders’ deficit	$37,341	$42,630

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities

Net income (loss) attributable to common stockholders	$(2,487)	$1,254
Adjustments for non-cash items
Preferred stock adjustments to net income	1,398	146
Amortization of debt discount	—	(1,756)
Non-cash interest and financing costs	462	—
Depreciation and amortization	553	600
Change in inventory reserve	(451)	(1,925)
Change in warranty and contract cost provision reserve	(206)	(17)
Loss on sale of assets	—	23
Deferred income taxes	—	(4)
Changes in assets and liabilities
Accounts receivable, net	10,344	(1,935)
Income taxes receivable	(223)	5,532
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,081)	(711)
Unbilled receivables	78	542
Inventories	(919)	926
Prepaid expenses and other current assets	304	(193)
Accounts payable	(2,829)	(1,289)
Accrued liabilities	(902)	(1,297)
Billings in excess of costs and estimated earnings on uncompleted contracts	(59)	135
Deferred revenue	(1,037)	331
Noncurrent liabilities	157	69

Total adjustments	3,589	(823)

Net cash provided by operating activities	1,102	431

Cash flows from investing activities

Change in restricted cash	(560)	455
Purchase of property and equipment	(516)	(757)

Net cash used by investing activities	(1,076)	(302)

Cash flows from financing activities

Payments on long-term debt	(31)	—
Payment of deferred financing costs	(409)	—

Net cash used by financing activities	(440)	—

Effect of exchange rate changes on cash	244	117

Net increase (decrease) in cash and cash equivalents	(170)	246

Cash and cash equivalents, beginning of year	3,457	4,252

Cash and cash equivalents, end of year	$3,287	$4,498

Supplemental cash flow disclosures

Cash paid (received) for
Interest	$1,726	$1,076
Income taxes	$(248)	$(4,766)

Non-cash investing and financing activities
Vehicles acquired through capital leases	$—	$222

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2004. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2003, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

	Six Months Ended September 30,
	2003	2002

Risk-free interest rate	2.28%	N/A

Expected dividend yield	0	N/A

Expected lives (in years)	3.5	N/A

Expected volatility	221.58%	N/A

No options were granted during the six-month period ended September 30, 2002, and accordingly, the assumptions are not applicable for that period.

The total value of options granted during the six months ended September 30, 2003 was computed as approximately $2.2 million or $0.385 per share under option. That value and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net earnings (loss) and earnings (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income (loss) applicable to common stockholders
As reported	$(1,597)	$1,095	$(2,487)	$1,254
Fair value based compensation cost, net of taxes	(47)	(7)	(90)	(14)

Pro forma net income (loss) applicable to common stockholders	$(1,644)	$1,088	$(2,577)	$1,240

Basic income (loss) per share
As reported	$(0.02)	$0.02	$(0.04)	$0.02
Pro forma	$(0.02)	$0.02	$(0.04)	$0.02

Diluted income (loss) per share
As reported	$(0.02)	$0.02	$(0.04)	$0.02
Pro forma	$(0.02)	$0.02	$(0.04)	$0.02

4. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	September 30,	March 31,
	2003	2003
Raw materials	$7,376	$5,962
Work in process	3,165	2,436
Finished goods	1,646	2,870

Inventories, gross	12,187	11,268
Reserve for excess and obsolete inventory	(758)	(1,209)

Inventories, net	$11,429	$10,059

5. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30, and March 31, 2003, respectively, are as follows (in thousands):

	September 30,	March 31,
	2003	2003
Costs incurred on uncompleted contracts	$32,377	$26,727
Estimated earnings	13,683	12,087

	46,060	38,814
Less: billings to date	(39,500)	(35,394)

	$6,560	$3,420

Such amounts are included in the following accounts (in thousands)

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,778	$4,697
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,218)	(1,277)

	$6,560	$3,420

6. Other noncurrent assets

Other noncurrent assets consist of the following intangible assets (in thousands):

	September 30,	March 31,
	2003	2003
Non-compete agreement	$33	$33
Deferred financing costs	659	250

	692	283
Accumulated amortization	(332)	(185)

Other noncurrent assets, net	$360	$98

Deferred financing costs as of September 30, 2003, includes approximately $409,000 relating to a June 26, 2003 amendment to the Company’s credit agreement which extended the maturity date from September 30, 2003 to October 15, 2004.

Amortization expense for the three and six-month periods ended September 30, 2003 was $88,000 and $147,000, respectively. Estimated amortization expense for the year ending March 31, 2004 will be approximately $390,000.

7. Long-term debt

Long-term debt consists of the following (in thousands):

	September 30,	March 31,
	2003	2003
Working capital - borrowings	$130	$130
Long-term debt - Senior	12,000	12,000
Long-term debt - Junior	28,472	28,010
Capital lease obligations	144	175

	40,746	40,315
Due within one year	(1,551)	(457)

Long-term debt	$39,195	$39,858

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

Under the terms of the amendment, the Company paid an amendment fee of approximately $409,000 in July 2003 and will reduce the outstanding balance of the Senior Secured Loans by approximately $400,000 on December 31, 2003, and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and will increase to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the Company’s credit agreement remain unchanged.

8. Mandatorily redeemable preferred stock

In August 2000 the Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in conjunction with a debt restructuring. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the latest maturity date (October 15, 2004, as of September 30, 2003) of the Senior Secured Loans (Note 7) at the liquidation value thereof. Accrual of dividends prior to March 31, 2003 was substantially offset by amortization of a restructuring liability allocated to the preferred stock, which was fully amortized on March 31,2003.

During the three months ended June 30, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Accordingly, the mandatorily redeemable preferred stock has been classified as a liability in the balance sheet as of September 30, 2003, and has been reclassified in the March 31, 2003 balance sheet for comparative purposes. The $707,000 and $1,398,000 dividends on the preferred stock have been included in operations as additional interest expense for the three and six-month periods ended September 30, 2003, respectively. In periods prior to April 1, 2003, dividends on preferred stock were reported as an adjustment to net income to arrive at net income attributable to common stockholders.

9. Related party transactions

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest stockholders, owning collectively approximately 48.2% of our common stock. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major stockholders as a result of a previously reported restructuring transaction, were party to the amendment to the credit agreement discussed in Note 7. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred fees of $77,000 and $211,000, plus expenses of $17,000 and $47,000 respectively, for consulting services under the agreement during the three and six-month periods ended September 30, 2002.

10. Net income per common share

Net income (loss) per share was calculated as follows for the three and six month periods ended September 30, 2003 and 2002 (in thousands except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net income (loss) attributable to common stockholders	$(1,597)	$1,095	$(2,487)	$1,254

Weighted average common shares outstanding	70,153	70,153	70,153	70,153

Per share amount	$(0.02)	$0.02	$(0.04)	$0.02

Diluted
Net income (loss) attributable to common stockholders	$(1,597)	$1,095	$(2,487)	$1,254

Weighted average common shares outstanding - basic	70,153	70,153	70,153	70,153
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	—	687	—	753
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	—	1,113	—	1,233

Weighted average common shares outstanding - diluted	70,153	71,953	70,153	72,139

Per share amount	$(0.02)	$0.02	$(0.04)	$0.02

The number of stock options assumed to be bought back by the Company for computation of diluted earnings per share purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.56 and $0.65 respectively, for the three and six-month periods ended September 30, 2002.

Options to purchase 1,552,077 and 1,551,877 shares of common stock respectively, as well as warrants to purchase 3,246,164 shares of common stock were not included in the computation of diluted earnings per share for the three and six-month periods ended September 30, 2002 because the exercise price of the options and warrants was greater than the average market value of the common shares and their effect would have been anti-dilutive.

Options to purchase 7,133,738 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding as of September 30, 2003 but were not included in the computation of the 2003 diluted EPS because their effect would have been anti-dilutive, thereby decreasing net loss per share.

11. Contingencies and commitments

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty reserve based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty reserve for the three and six-month periods ended September 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Balance - beginning of year	$672	$553	$704	$550

Change in liability for warranties issued during the period	72	—	110	3
Change in liabilities for preexisting warranties	(42)	—	(112)

Balance - end of period	$702	$553	$702	$553

12. Comprehensive income (loss)

The components of comprehensive income for the three and six-month periods ended September 30, 2003 and 2002 consists of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(1,597)	$1,169	$(2,487)	$1,400

Foreign currrency translation adjustment	(9)	48	244	135

Comprehensive income	$(1,606)	$1,217	$(2,243)	$1,535

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

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Quarterly Report include, but are not limited to:

•	Changes in laws and regulations, both domestically and in the international markets in which we compete,

•	Changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security,

•	Changes in technology,

•	Disruptions in scheduled development of new products, such as our FATS V platform,

•	Lack of market acceptance of existing products,

•	Currency fluctuations,

•	The ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	Industry consolidation and mergers,

•	Market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	The ability to restructure our debt and equity facilities on terms that will be satisfactory to the Company, and

•	General economic conditions.

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

Inventory Reserve

Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market is defined as net realizable value. Management periodically reviews Company inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company’s inventory change from time to time due to changes in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the marketplace. As the Company develops new product lines, future charges against income may be necessary to reduce inventory to its net realizable value.

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of net revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue	100.00%	100.00%	100.00%	100.00%

Cost of revenue	69.82	65.88	71.37	68.09

Gross Margin	30.18	34.12	28.63	31.91

Operating expenses

Selling, general and administrative	23.29	17.70	20.69	18.05
Research and development	5.59	4.20	4.36	5.13
Depreciation and amortization	0.84	1.43	0.82	1.69

Total operating expenses	29.72	23.33	25.87	24.87

Operating income	0.46	10.79	2.76	7.04

Other income (expense), net

Interest expense
Debt, net	(10.45)	(0.26)	(8.48)	(0.20)
Dividends on mandatorily redeemable preferred stock	(5.47)	—	(4.90)	—
Other, net	(0.45)	(0.11)	(0.06)	0.18

Total other income (expense)	(16.37)	(0.37)	(13.44)	(0.02)

Income (loss) before provision for income taxes	(15.91)	10.42	(10.68)	7.02

Provision for income taxes	(3.54)	3.54	(1.97)	2.39

Net income (loss) before preferred stock adjustments	(12.37)	6.88	(8.71)	4.63

Accretion of preferred stock	—	(0.44)	—	(0.48)

Net income (loss) attributable to common shareholders	(12.37)%	6.44%	(8.71)%	4.15%

Three Months Ended September 30, 2003 and 2002:

Net Revenues: Revenues decreased $4.1 million, or 24.0%, to $12.9 million for the three months ended September 30, 2003 as compared to $17.0 million for the three months ended September 30, 2002. Sales to U.S. military customers for the three months ended September 30, 2003 decreased by $4.0 million, or 45.6%, to $4.8 million. The decrease in U.S. military sales is due to the completion during the 2002 period of a substantial military contract along with significant differences in the timing of deliveries between the first and second quarters of 2003 and 2002. Sales to U.S. law enforcement customers for the three months ended September 30, 2003 increased $0.8 million, or 46.7%, to $2.7 million reflecting an increased emphasis on law enforcement sales by the Company. Sales to international customers for the three months ended September 30, 2003 decreased $0.8 million, or 13.2%, to $5.5 million reflecting reduced customer contract delivery and installation schedules for the current three-month period.

Cost of Revenues: Cost of revenues decreased $2.2 million, or 19.4%, to $9.0 million for the three months ended September 30, 2003 as compared to $11.2 million for the three months ended September 30, 2002. As a percentage of revenues, cost of revenues for the three months ended September 30, 2003 increased to 69.8% as compared to 65.9% for the three months ended September 30, 2002. The increase in cost of revenues as a percentage of revenues is attributable primarily to a higher portion of lower margin revenues during the 2003 period.

Gross Margin: As a result of the foregoing, gross margin decreased $1.9 million, or 32.7%, to $3.9 million, or 30.2% of revenues, for the three months ended September 30, 2003 as compared to $5.8 million, or 34.1% of revenues, for the three months ended September 30, 2002.

Total Operating Expenses: Total operating expenses decreased $0.1 million, or 3.1%, for the three months ended September 30, 2003. Because of the reduced revenue base, as a percentage of revenues, total operating expenses increased to 29.7% for the three months ended September 30, 2003 as compared to 23.3% for the three months ended September 30, 2002. The decrease in the amount of operating expenses is primarily due to a reduction in depreciation and amortization costs partially offset by an increase in research and development plus bid and proposal activities.

Operating Income: As a result of the foregoing, operating income decreased $1.7 million to $0.1 million, or 0.5% of revenues, for the three months ended September 30, 2003 as compared to $1.8 million, or 10.8% of revenues, for the three months ended September 30, 2002.

Other Income (Expense), net: Net interest expense totaled ($2.1 million), or (16.0%) of revenues, for the three months ended September 30, 2003 as compared to ($44,000), or (0.3%) of revenues, for the three months ended September 30, 2002. The increase in interest expense is attributable to the following factors:

1.	Interest expense for the three months ended September 30, 2002 was reduced by $878,000 in amortization of debt discount related to a prior debt restructuring that became fully amortized as of March 31, 2003.

2.	Interest expense for the three months ended September 30, 2003 includes amortization of the additional $409,000 in fees related to the Fifth Amendment to the Company’s credit agreement, which extended the maturity date of the credit agreement from September 30, 2003 to October 15, 2004.

3.	Under the Fifth Amendment to the Company’s credit agreement, the interest rate on the Company’s Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003, and the interest rate on the Company’s Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003.

4.	Interest expense for the three months ended September 30, 2003 includes $708,000 in accrual of mandatorily redeemable preferred stock dividends due to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (FAS 150) during the previous three-month period. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of FAS 150 preclude the restatement of prior year financial statements.

5.	Accrued mandatorily redeemable preferred stock dividends, which were previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders, for the three months ended September 30, 2002 was reduced by approximately $567,000 amortization of a debt restructuring liability that became fully amortized as of March 31, 2003.

Provision for Income Taxes: The effective tax rate decreased to 22.3% of loss before taxes for the three months ended September 30, 2003 as compared to 34.0% for the three months ended September 30, 2002. The reduction in the effective tax rate is primarily due to the non-deductibility of dividends on preferred stock that are now included in the loss before tax provision. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization.

Net Income (Loss) Before Preferred Stock Adjustments: As a result of the foregoing, net income (loss) declined from net income of $1.1 million, or 6.9% of revenue, for the three months ended September 30, 2002 to a net loss of ($1.6 million), or (12.3%) of revenue, for the three months ended September 30, 2003.

Preferred Stock Adjustments: Accretion of mandatorily redeemable preferred stock dividends was $74,000 for the three months ended September 30, 2002, which was reduced by approximately $567,000 of debt restructuring liability amortization. As noted above, the total accrual of mandatorily redeemable preferred stock dividends is included in interest expense for the three months ended September 30, 2003, since the debt restructuring liability was fully amortized as of March 31, 2003.

Net Income (Loss) Attributable to Common Stockholders: As a result of the foregoing, net income (loss) attributable to common stockholders decreased by $2.7 million from income of $1.1 million, or $0.02 per share, for the three months ended September 30, 2002 to a loss of ($1.6 million), or ($0.02) per share, for the three months ended September 30, 2003.

Six Months Ended September 30, 2003 and 2002:

Net Revenues: Revenues decreased $1.6 million, or 5.5%, to $28.6 million for the six months ended September 30, 2003 as compared to $30.2 million for the six months ended September 30, 2002. Sales to U.S. military customers for the six months ended September 30, 2003, decreased by $4.9 million, or 30.1%, to $11.4 million. The decrease in U.S. military sales is due to the completion during the 2002 period of a substantial military contract. Sales to U.S. law enforcement customers for the six months ended September 30, 2003 increased $1.1 million, or 35.9%, to $4.1 million reflecting an increased emphasis on law enforcement sales by the Company. Sales to international customers for the six months ended September 30, 2003 increased $2.3 million, or 21.8%, to $13.1 million reflecting increased profits on certain percentage of completion contracts and customer contract delivery and installation schedules during the first quarter of the period offset somewhat by the completion of a substantial contract during the 2002 period.

Cost of Revenues: Cost of revenues decreased $0.2 million, or 0.9%, to $20.4 million for the six months ended September 30, 2003 as compared to $20.6 million for the six months ended September 30, 2002. As a percentage of revenues, cost of revenues for the six months ended September 30, 2003 increased to 71.4% as compared to 68.1% for the six months ended September 30, 2002. The increase in cost of revenues as a percentage of revenues is attributable primarily to a higher portion of lower margin revenues during the 2003 period.

Gross Margin: As a result of the foregoing, gross margin decreased $1.4 million, or 15.2%, to $8.2 million, or 28.6% of revenues, for the six months ended September 30, 2003 as compared to $9.6 million, or 31.2% of revenues, for the six months ended September 30, 2002.

Total Operating Expenses: Total operating expenses decreased $0.1 million, or 1.6%, for the six months ended September 30, 2003. Because of the reduced revenue base, as a percentage of revenues, total operating expenses increased to 25.9% for the six months ended September 30, 2003 as compared to 24.9% for the six months ended September 30, 2002. The decrease in the amount of operating expenses is primarily due to a reduction in depreciation and amortization costs and in net research and development costs.

Operating Income: As a result of the foregoing, operating income decreased $1.3 million to $0.8 million, or 2.8% of revenues, for the six months ended September 30, 2003 as compared to $2.1 million, or 7.0% of revenues, for the six months ended September 30, 2002.

Other Income (Expense), net: Net interest expense totaled ($3.8 million), or (13.4%) of revenues, for the six months ended September 30, 2003 as compared to ($60,000), or (0.2%) of revenues, for the six months ended September 30, 2002. The increase in interest expense is attributable to the following factors:

1.	Interest expense for the six months ended September 30, 2002 was reduced by $1.8 million in amortization of debt discount related to a prior debt restructuring that became fully amortized as of March 31, 2003.

2.	Interest expense for the six months ended September 30, 2003 includes amortization of the additional $409,000 in fees related to the Fifth Amendment to the Company’s credit agreement, which extended the maturity date of the credit agreement from September 30, 2003 to October 15, 2004.

3.	Under the Fifth Amendment to the Company’s credit agreement, the interest rate on the Company’s Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003, and the interest rate on the Company’s Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003.

4.	Interest expense for the six months ended September 30, 2003 includes $1.4 million in accrual of mandatorily redeemable preferred stock dividends due to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments

with Characteristics of both Liabilities and Equities (FAS 150) during the period. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of FAS 150 preclude the restatement of prior year financial statements.

5.	Accrued mandatorily redeemable preferred stock dividends, which were previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders, for the six months ended September 30, 2002 was reduced by approximately $1.1 million amortization of a debt restructuring liability that became fully amortized as of March 31, 2003.

Provision for Income Taxes: The effective tax rate decreased to 18.4% of loss before taxes for the six months ended September 30, 2003 as compared to 34.0% for the six months ended September 30, 2002. The reduction in the effective tax rate is primarily due to the non-deductibility of dividends on preferred stock that are now included in the loss before the tax provision. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization.

Net Income (Loss) Before Preferred Stock Adjustments: As a result of the foregoing, net income (loss) declined from net income of $1.4 million, or 4.6% of revenue, for the six months ended September 30, 2002 to a net loss of ($2.5 million), or (8.7%) of revenue, for the six months ended September 30, 2003.

Preferred Stock Adjustments: Accretion of mandatorily redeemable preferred stock dividends was $146,000 for the six months ended September 30, 2002, which was reduced by approximately $1.1 million of debt restructuring liability amortization. As noted above, the total accrual of mandatorily redeemable preferred stock dividends is included in interest expense for the six months ended September 30, 2003, since the debt restructuring liability was fully amortized as of March 31, 2003.

Net Income (Loss) Attributable to Common Stockholders: As a result of the foregoing, net income (loss) attributable to common stockholders decreased by $3.7 million from income of $1.2 million, or $0.02 per share, for the six months ended September 30, 2002 to a loss of ($2.5 million), or ($0.04) per share, for the six months ended September 30, 2003.

ANALYSIS OF BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 2003 and 2002, the Company had a backlog of approximately $65.1 and $67.4 million, respectively. As of September 30, 2003 the backlog is comprised of $46.2 million from international customers and $18.9 million from U.S. military and law enforcement customers. Approximately $38.4 million of the contracted orders are scheduled for delivery during fiscal year 2004.

A summary of changes in the Company’s backlog for the three and six-month periods ended September 30, 2003 and 2002, is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Backlog - beginning of period	$60,368	$66,982	$64,346	$59,618
New bookings	17,680	17,463	29,320	38,019
Revenue	(12,931)	(17,005)	(28,549)	(30,197)

Backlog - end of period	$65,117	$67,440	$65,117	$67,440

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

Under the terms of the most recent amendment, the Company paid an amendment fee of approximately $409,000 and will reduce the outstanding balance of the Senior Secured Loans by approximately $400,000 on December 31, 2003, and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and will increase to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

The Company is currently in discussions with several parties to negotiate a refinancing of its Credit Agreement or a transaction that would allow repayment of the debt. However, there can be no assurance that such a refinancing or transaction may be completed on terms that would be favorable to the Company, if at all. The inability of the Company to satisfactorily address the concerns related to its capital structure prior to October 15, 2004 could have a severe adverse effect on the Company’s financial condition and future operations.

As of September 30, 2003, the Company had working capital of $22.1 million compared to a deficit of ($21.3 million) as of September 30, 2002. The net $43.4 million increase in working capital is primarily due to the extension of the maturity date of the Company’s credit agreements from September 30, 2003 to October 15, 2004 and the result of significantly improved results of operations during the second half of fiscal year 2003, offset by a $1.5 million increase in long-term debt due within one year. The Company’s capital expenditures for the six months ended September 30, 2003 were $0.5 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery. As of September 30, 2003, the Company was in compliance with all covenants within its debt agreements.

The Company had a net decrease in cash and cash equivalents of ($0.2 million) for the six months ended September 30, 2003 compared to a net increase of $0.2 million for the six months ended September 30, 2002. For the period ended September 30, 2003, the Company’s operating activities generated cash of approximately $1.1 million compared to $0.4 million for the six months ended September 30, 2002. Cash flow from operations increased primarily due to the collection of accounts receivable offset by the net loss for the period and further reduced by reductions of accounts payable and deferred revenue and an increase in costs and estimated earnings in excess of billings on uncompleted contracts. The receipt of a $4.9 million tax refund significantly increased cash flow from operations for the six months ended September 30, 2002.

The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. Since August of 2000, the Company has financed its operations and growth primarily through internally generated funds and income tax refunds. With the extension of the Company’s Senior and Junior Secured Loans and Revolving Loans and Letters of Credit through October 15, 2004, as discussed above, management believes that funds provided by operations and possible equipment installment financing will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in the current fiscal year in order to generate adequate cash flow to fund working capital needs and to service debt requirements; the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods; the Company must also negotiate favorable repayment terms under the Credit Agreement which is currently scheduled to mature in October 2004.

CONCENTRATION OF CREDIT RISK

As of September 30, 2003, approximately $5.7 million in accounts receivable, or 70.6% of total accounts receivable, net, was due from the Company’s top ten customers, $0.3 million of which was secured by performance letters of credit for foreign receivables. The remaining $5.4 million is due from U.S., U.K., Australian, Canadian, Dutch and Chinese government contracts and subcontracts.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractual Obligations

September 30, 2003

(amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 4 - 5 years	After 5 years
Long-term debt
Working capital - borrowings	$130	$—	$130	$—	$—
Long-term debt - Senior	12,000	1,500	10,500	—	—
Long-term debt - Junior	28,472	—	28,472	—	—
Capital lease obligations	144	51	93	—	—
Mandatorily Redeemable Preferred Stock	29,016	—	29,016	—	—
Other
Operating lease obligations	3,633	960	1,632	1,041	—

Total	$73,395	$2,511	$69,843	$1,041	$—

RELATED PARTIES AND TRANSACTIONS

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest stockholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major stockholders as a result of a previously reported restructuring transaction, were party to the amendment to the credit agreement discussed in Note 7 to the financial statements. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred fees of $77,000 and $211,000, plus expenses of $17,000 and $47,000 respectively, for consulting services under the agreement during the three and six-month periods ended September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at September 30, 2003.

As of September 30, 2003, the Company had a total of approximately $28.5 million in fixed rate debt at an interest rate of 15% and a total of approximately $29.0 in mandatorily redeemable preferred stock bearing dividends at 10%, both of which will mature on October 15, 2004. The company also has a total of approximately $12.0 million in variable rate debt at an interest rate of prime plus 2.5%, (6.5% as of September 30, 2003) through December 31, 2003, and then increasing to prime plus 3.5% for the period from January 1, 2004 through the maturity date of October 15, 2004. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2003, the Company held its Annual Meeting of Stockholders at its headquarters in Suwanee, GA. At this meeting 69,321,176 votes were cast representing 98.8% of all eligible votes.

The following proposal was submitted to the security holders for vote:

Election of two directors. Messrs. Scott Perekslis and Ronald Whitaker were nominated for re-election to the board of directors. This proposal received 99.9% of the eligible votes cast to affirm their re-election to the board. Mr. Perekslis received 69,251,906 votes for re-election with 69,270 votes withheld and Mr. Whitaker received 69,264,306 votes for re-election with 56,870 votes withheld. There were no abstentions or broker non-votes applicable to this proposal. In addition, the term of office as a director of each of Ronavan Mohling and Mary Ann Gilleece continued after the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	The following report on Form 8-K was filed during the quarter ended September 30, 2003.

August 12, 2003 – Press release announcing financial results for the first quarter of the year ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 31, 2003

FIREARMS TRAINING SYSTEMS, INC.

/S/ John A. Morelli
John A. Morelli
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)