Form 10-Q
period 2003-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2004-02-10
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2004, there were 70,153,159 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue	$16,479	$12,463	$45,027	$42,660

Cost of revenue	10,270	7,984	30,644	28,544

Gross margin	6,209	4,479	14,383	14,116

Operating expenses

Selling, general and administrative	3,161	2,507	9,068	7,957
Research and development	766	1,007	2,013	2,557
Depreciation and amortization	102	209	335	719

Total operating expenses	4,029	3,723	11,416	11,233

Operating income	2,180	756	2,967	2,883

Other income (expense), net

Interest expense, net
Debt, net	(1,369)	(43)	(3,790)	(103)
Dividends on mandatorily redeemable preferred stock	(725)	—	(2,124)	—
Other, net	166	22	151	76

Total other income (expense), net	(1,928)	(21)	(5,763)	(27)

Income (loss) before provision for income taxes	252	735	(2,796)	2,856

Provision for income taxes	332	222	(229)	943

Net income (loss) before preferred stock adjustments	(80)	513	(2,567)	1,913

Preferred stock adjustments	—	(75)	—	(221)

Net income (loss) attributable to common shareholders	$(80)	$438	$(2,567)	$1,692

Earnings per share

Basic income (loss) per share	$(0.00)	$0.01	$(0.04)	$0.02

Diluted income (loss) per share	$(0.00)	$0.01	$(0.04)	$0.02

Weighted average common shares outstanding - basic	70,153	70,153	70,153	70,153

Weighted average common shares outstanding - diluted	70,153	71,736	70,153	72,021

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(in thousands)
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,726	$3,457
Restricted cash	2,558	1,439
Accounts receivable, net of allowance of $350 and $362 in December and March 2003, respectively	12,420	18,469
Income taxes receivable	310	647
Costs and estimated earnings in excess of billings on uncompleted contracts	6,410	4,697
Unbilled receivables	139	103
Inventories, net	12,914	10,059
Prepaid expenses and other current assets	1,577	1,643

Total current assets	39,054	40,514
Property and equipment, net	2,299	2,018
Other noncurrent assets	273	98

Total assets	$41,626	$42,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Long-term debt due within one year	$41,013	$457
Manditorily redeemable preferred stock	29,741	—
Accounts payable	4,985	5,248
Accrued liabilities	4,330	4,826
Accrued interest	929	861
Billings in excess of costs and estimated earnings on uncompleted contracts	1,326	1,277
Deferred revenue	767	1,854
Warranty and contract cost provision reserve - current	1,364	2,015

Total current liabilities	84,455	16,538
Long-term debt	79	39,858
Warranty and contract cost provision reserve - noncurrent	1,075	615
Other noncurrent liabilities	653	496
Manditorily redeemable preferred stock	—	27,617

Total liabilities	86,262	85,124

Commitments and contingencies
Stockholders’ deficit
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 shares issued and outstanding	—	—
Additional paid-in capital	123,215	123,215
Stock warrants	613	613
Accumulated deficit	(168,786)	(166,219)
Accumulated other comprehensive income (loss)	322	(103)

Total stockholders’ deficit	(44,636)	(42,494)

Total liabilities and stockholders’ deficit	$41,626	$42,630

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$(2,567)	$1,692
Adjustments for non-cash items
Preferred stock adjustments to net income (loss)	2,124	221
Amortization of debt discount	—	(2,634)
Non-cash interest	821	—
Depreciation and amortization	855	853
Change in inventory reserve	(513)	—
Change in warranty and contract cost provision reserve	(191)	(674)
Loss on sale of assets	—	23
Changes in assets and liabilities
Accounts receivable, net	6,049	1,575
Income taxes receivable	337	5,696
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,713)	(1,726)
Unbilled receivables	(36)	578
Inventories	(2,342)	(3,364)
Prepaid expenses and other current assets	66	(188)
Accounts payable	(263)	(80)
Accrued liabilities	(428)	(763)
Billings in excess of costs and estimated earnings on uncompleted contracts	49	423
Deferred revenue	(1,087)	274
Noncurrent liabilities	157	157

Total adjustments	3,885	371

Net cash provided by operating activities	1,318	2,063

Cash flows from investing activities
Change in restricted cash	(1,119)	(319)
Purchase of property and equipment	(902)	(1,024)

Net cash used by investing activities	(2,021)	(1,343)

Cash flows from financing activities
Payments on long-term debt	(44)	(27)
Payment of deferred financing costs	(409)	—

Net cash used by financing activities	(453)	(27)

Effect of exchange rate changes on cash	425	198

Net increase (decrease) in cash and cash equivalents	(731)	891
Cash and cash equivalents, beginning of period	3,457	4,252

Cash and cash equivalents, end of period	$2,726	$5,143

Supplemental cash flow disclosures
Cash paid (received) for
Interest	$2,637	$1,075
Income taxes	$32	$(4,766)
Non-cash investing and financing activities
Vehicles acquired through capital leases	$—	$222

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation and liquidity

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2004. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2003, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The Company is currently in discussions with several parties to negotiate a refinancing of its Credit Agreement. The Company has received indications of interest from certain potential new lenders that would substantially improve the Company’s capital structure. However, there can currently be no assurance that the Company will either be successful in negotiating a refinancing with its existing lending group, or in finalizing an agreement with new lenders under terms that would be favorable to the Company, if at all. The inability of the Company to satisfactorily address the concerns related to its capital structure prior to October 15, 2004 could have a severe adverse effect on the Company’s financial condition and future operations. As further discussed in Note 9 - “Related party transactions,” the current holders of the Company’s debt and preferred stock are also major stockholders of the Company.

2.	Revenue recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and small governmental agencies is primarily recognized upon shipment when title passes; as all material commitments have been fulfilled, the sales price is fixed or determinable and collectibility is reasonably assured.

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

	Nine Months Ended December 31,
	2003	2002
Risk-free interest rate	2.28%	N/A
Expected dividend yield	0	N/A
Expected lives (in years)	3.5	N/A
Expected volatility	221.58%	N/A

The Company issued options to purchase a total of 5.8 million shares of its common stock under its option plan on May 1, 2003, with an exercise price equal to the $0.40 per share market value of the stock on that date. No options were granted during the nine-month period ended December 31, 2002, and accordingly, the assumptions are not applicable for that period.

The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2003 was computed as approximately $2.2 million or $0.38 per share under option. That value and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net earnings (loss) and earnings (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income (loss) applicable to common shareholders
As reported	$(80)	$438	$(2,567)	$1,692
Fair value based compensation cost, net of taxes	(47)	(7)	(141)	(22)

Pro forma net income (loss) applicable to common shareholders	$(127)	$431	$(2,708)	$1,670

Basic income (loss) per share
As reported	$(0.00)	$0.01	$(0.04)	$0.02
Pro forma	$(0.00)	$0.01	$(0.04)	$0.02
Diluted income (loss) per share
As reported	$(0.00)	$0.01	$(0.04)	$0.02
Pro forma	$(0.00)	$0.01	$(0.04)	$0.02

4. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	December 31, 2003	March 31, 2003
Raw materials	$7,170	$5,962
Work in process	3,540	2,436
Finished goods	2,900	2,870

Inventories, gross	13,610	11,268
Reserve for excess and obsolete inventory	(696)	(1,209)

Inventories, net	$12,914	$10,059

5. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, and March 31, 2003, respectively, are as follows (in thousands):

	December 31, 2003	March 31, 2003
Costs incurred on uncompleted contracts	$31,261	$26,727
Estimated earnings	12,566	12,087

	43,827	38,814
Less: billings to date	(38,743)	(35,394)

	$5,084	$3,420

Such amounts are included in the following accounts (in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,410	$4,697
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,326)	(1,277)

	$5,084	$3,420

6. Other noncurrent assets

Intangible assets consist of the following (in thousands):

	December 31, 2003	March 31, 2003
Non-compete agreement	$33	$33
Deferred financing costs	659	250

	692	283
Accumulated amortization	(419)	(185)

Intangible assets, net	$273	$98

Deferred financing costs as of December 31, 2003, includes approximately $409,000 relating to a June 26, 2003 amendment to the Company’s credit agreement which extended the maturity date from September 30, 2003 to October 15, 2004.

Amortization expense for the three and nine-month periods ended December 31, 2003 was $87,000 and $298,000, respectively. Estimated amortization expense for the year ending March 31, 2004 will be approximately $384,000.

7. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31, 2003	March 31, 2003
Working capital - borrowings	$130	$130
Long-term debt - Senior	12,000	12,000
Long-term debt - Junior	28,831	28,010
Capital lease obligations	131	175

	41,092	40,315
Due within one year	(41,013)	(457)

Long-term debt	$79	$39,858

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

Under the terms of the amendment, the Company paid an amendment fee of approximately $409,000 in July 2003 and reduced the outstanding balance of the Senior Secured Loans by approximately $400,000 as of December 31, 2003 (paid January 5, 2004), and by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003, and to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the Company’s credit agreement remain unchanged.

8. Mandatorily redeemable preferred stock

In August 2000 the Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in conjunction with a debt restructuring. Holders of the Series B preferred stock are entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock. The preferred stock is subject to mandatory redemption on the latest maturity date (October 15, 2004, as of December 31, 2003) of the Senior Secured Loans (Note 7) at the liquidation value thereof. Accrual of dividends prior to March 31, 2003 was substantially offset by amortization of a restructuring liability allocated to the preferred stock, which was fully amortized on March 31, 2003.

During the three months ended June 30, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Accordingly, the mandatorily redeemable preferred stock has been subsequently classified as a liability, which became a current liability as of October 15, 2003, in the balance sheet, and has been reclassified in the March 31, 2003 balance sheet for comparative purposes. The $725,000 and $2,124,000 dividends on the preferred stock have been included in operations as additional interest expense for the three and nine-month periods ended December 31, 2003, respectively. In periods prior to April 1, 2003, dividends on preferred stock were reported as an adjustment to net income to arrive at net income attributable to common stockholders.

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

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred fees of $211,000 plus expenses of $47,000 for consulting services under the agreement during the nine-month period ended December 31, 2002.

10. Net income per common share

Net income (loss) per share was calculated as follows for the three and six month periods ended September 30, 2003 and 2002

(in thousands except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Basic:
Net income (loss) attributable to common shareholders	$(80)	$438	$(2,567)	$1,692

Weighted average common shares outstanding	70,153	70,153	70,153	70,153
Per share amount	$(0.00)	$0.01	$(0.04)	$0.02

Diluted:
Net income (loss) attributable to common shareholders	$(80)	$438	$(2,567)	$1,692

Weighted average common shares outstanding - basic	70,153	70,153	70,153	70,153
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	—	625	—	711
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	—	958	—	1,157

Weighted average common shares outstanding - diluted	70,153	71,736	70,153	72,021

Per share amount	$(0.00)	$0.01	$(0.04)	$0.02

The number of stock options assumed to be bought back by the Company for computation of diluted earnings per share purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.48 and $0.59 respectively, for the three and nine-month periods ended December 31, 2002.

Options to purchase 2,092,777 and 1,552,077 shares of common stock respectively, as well as warrants to purchase 3,246,164 shares of common stock were not included in the computation of diluted earnings per share for the three and nine-month periods ended December 31, 2002 because the exercise price of the options and warrants was greater than the average market value of the common shares and their effect would have been anti-dilutive.

Options to purchase 6,834,038 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding as of December 31, 2003 but were not included in the computation of the 2003 diluted EPS because their effect would have been anti-dilutive, thereby decreasing net loss per share.

11. Contingencies and commitments

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty reserve based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty accrual for the three and nine-month periods ended December 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Balance - beginning of period	$702	$553	$704	$550
Change in liability for warranties issued during the period	13	—	123	3
Change in liabilities for preexisting warranties	(100)	—	(212)

Balance - end of period	$615	$553	$615	$553

12. Comprehensive income (loss)

The components of comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$(80)	$513	$(2,567)	$1,913
Foreign currrency translation adjustment	181	84	425	219

Comprehensive income (loss)	$101	$597	$(2,142)	$2,132

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventory Reserve

Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market being defined as net realizable value. Management periodically reviews Company inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company’s inventory change from time to time due to changes in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the marketplace. As the Company develops new product lines, future charges against income may be necessary to reduce inventory to its net realizable value.

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of net revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	62.32	64.06	68.06	66.91

Gross Margin	37.68	35.94	31.94	33.09

Operating expenses
Selling, general and administrative	19.18	20.12	20.14	18.65
Research and development	4.65	8.08	4.47	5.99
Depreciation and amortization	0.62	1.68	0.74	1.69

Total operating expenses	24.45	29.88	25.35	26.33

Operating income	13.23	6.06	6.59	6.76

Other income (expense), net
Interest expense
Debt, net	(8.31)	(0.35)	(8.42)	(0.24)
Dividends on mandatorily redeemable preferred stock	(4.40)	—	(4.72)	—
Other, net	1.01	0.18	0.34	0.18

Total other income (expense), net	(11.70)	(0.17)	(12.80)	(0.06)

Income (loss) before provision for income taxes	1.53	5.89	(6.21)	6.70
Provision for income taxes	2.01	1.78	(0.51)	2.21

Net income (loss) before preferred stock adjustments	(0.48)	4.11	(5.70)	4.49
Accretion of preferred stock	—	(0.60)	—	(0.52)

Net income (loss) attributable to common shareholders	(0.48)%	3.51%	(5.70)%	3.97%

Three Months Ended December 31, 2003 and 2002:

Net Revenues: Revenues increased $4.0 million, or 32.2%, to $16.5 million for the three months ended December 31, 2003 as compared to $12.5 million for the three months ended December 31, 2002. Sales to U.S. military customers for the three months ended December 31, 2003 increased $4.4 million, or 115.5%, to $8.2 million. The increase in U.S. military sales is due to deliveries made during the 2003 period of contracts that were delayed during the first and second quarters of fiscal year 2004 due to the military’s concentration on the war effort along with some increased end of year spending by the military. Sales to U.S. law enforcement customers for the three months ended December 31, 2003 increased $0.6 million, or 30.9%, to $2.4 million reflecting an increased emphasis on law enforcement sales by the Company. Sales to international customers for the three months ended December 31, 2003 decreased $0.9 million, or 13.2%, to $5.9 million reflecting a major contract delivery and installation during the 2002 period that was not replaced during the current three-month period.

Cost of Revenues: Cost of revenues increased $2.3 million, or 28.6%, to $10.3 million for the three months ended December 31, 2003 as compared to $8.0 million for the three months ended December 31, 2002. As a percentage of revenues, cost of revenues for the three months ended December 31, 2003 decreased to 62.3% as compared to 64.1% for the three months ended December 31, 2002. The decrease in cost of revenues as a percentage of revenues is attributable primarily to increased revenues and the positive results of previously undertaken cost control initiatives.

Gross Margin: As a result of the foregoing, gross margin increased $1.7 million, or 38.6%, to $6.2 million, or 37.7% of revenues, for the three months ended December 31, 2003 as compared to $4.5 million, or 35.9% of revenues, for the three months ended December 31, 2002.

Total Operating Expenses: Total operating expenses increased $0.3 million, or 8.2%, for the three months ended December 31, 2003. Because of the increased revenue base, as a percentage of revenues, total operating expenses decreased to 24.5% for the three months ended December 31, 2003 as compared to 29.9% for the three months ended December 31, 2002. The increase in the amount of operating expenses is primarily due to increased bid and proposal activities partially offset by a reduction in depreciation and amortization and in net research and development expenses (R&D). While the portion of the R & D costs funded by the Company has been decreasing, the Company’s total R & D costs have been increasing with the portion funded under contracts by customers increasing at a greater rate.

Operating Income: As a result of the foregoing, operating income increased $1.4 million to $2.2 million, or 13.2% of revenues, for the three months ended December 31, 2003 as compared to $0.8 million, or 6.1% of revenues, for the three months ended December 31, 2002.

Other Income (Expense), net: Net interest expense totaled ($2.1 million), or (13.1%) of revenues, for the three months ended December 31, 2003 as compared to ($43,000), or (0.4%) of revenues, for the three months ended December 31, 2002. The increase in interest expense is attributable to the following factors:

1.	Interest expense for the three months ended December 31, 2002 was reduced by $878,000 in amortization of debt discount related to a prior debt restructuring that became fully amortized as of March 31, 2003.

2.	Interest expense for the three months ended December 31, 2003 includes amortization of the additional $409,000 in fees related to the Fifth Amendment to the Company’s credit agreement, which extended the maturity date of the credit agreement from September 30, 2003 to October 15, 2004.

3.	Under the Fifth Amendment to the Company’s credit agreement, the interest rate on the Company’s Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003, and the interest rate on the Company’s Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003. As of January 1, 2004, the interest rate on the Senior Secured Loans increased again to prime plus 3.5% where it will remain until the maturity date.

4.	Interest expense for the three months ended December 31, 2003 includes $725,000 in accrual of mandatorily redeemable preferred stock dividends due to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (FAS 150) during the three-month period ended June 30, 2003. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders. The provisions of FAS 150 preclude the restatement of prior year financial statements.

5.	Accrued mandatorily redeemable preferred stock dividends, which were previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders, for the three months ended December 31, 2002 were reduced by approximately $582,000 amortization of a debt restructuring liability that became fully amortized as of March 31, 2003.

Provision for Income Taxes: The effective tax rate increased to 131.8% of income before taxes for the three months ended December 31, 2003 as compared to 30.2% for the three months ended December 31, 2002. The increase in the effective tax rate is primarily due to the non-deductibility of dividends on preferred stock that are now included in, and are in excess of, income before the tax provision for the 2003 period. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization.

Net Income (Loss) Before Preferred Stock Adjustments: As a result of the foregoing, net income (loss) declined from net income of $513,000, or 4.1% of revenue, for the three months ended December 31, 2002 to a net loss of ($80,000), or (0.5%) of revenue, for the three months ended December 31, 2003.

Preferred Stock Adjustments: Accretion of mandatorily redeemable preferred stock dividends was $75,000 for the three months ended December 31, 2002, which was reduced by approximately $582,000 of debt restructuring liability amortization. As noted above, the total accrual of mandatorily redeemable preferred stock dividends is included in interest expense for the three months ended December 31, 2003, since the debt restructuring liability was fully amortized as of March 31, 2003.

Net Income (Loss) Attributable to Common Stockholders: As a result of the foregoing, net income (loss) attributable to common stockholders decreased by $518,000 from income of $438,000, or $0.01 per share, for the three months ended December 31, 2002 to a net loss of ($80,000), or ($0.00) per share, for the three months ended December 31, 2003.

Nine Months Ended December 31, 2003 and 2002:

Net Revenues: Revenues increased $2.4 million, or 5.6%, to $45.0 million for the nine months ended December 31, 2003 as compared to $42.7 million for the nine months ended December 31, 2002. Sales to U.S. military customers for the nine months ended December 31, 2003, decreased by $0.5 million, or 2.5%, to $19.6 million. The decrease in U.S. military sales is due to delays during the first two quarters of deliveries due to military concentration on the war effort and the completion during the 2002 period of a substantial military contract. Sales to U.S. law enforcement customers for the nine months ended December 31, 2003 increased $1.6 million, or 34.0%, to $6.4 million reflecting an increased emphasis on law enforcement sales by the Company. Sales to international customers for the nine months ended December 31, 2003 increased $1.5 million, or 8.3%, to $19.0 million reflecting increased profits on certain percentage of completion contracts and customer contract delivery and installation schedules during the first quarter of the period offset somewhat by the completion of a substantial contract during the 2002 period.

Cost of Revenues: Cost of revenues increased $2.1 million, or 7.4%, to $30.6 million for the nine months ended December 31, 2003 as compared to $28.5 million for the nine months ended December 31, 2002. As a percentage of revenues, cost of revenues for the nine months ended December 31, 2003 increased to 68.1% as compared to 66.9% for the nine months ended December 31, 2002. The increase in cost of revenues as a percentage of revenues is attributable primarily to a higher portion of lower margin revenues during the 2003 period partially offset by the positive results of previously undertaken cost control initiatives.

Gross Margin: As a result of the foregoing, the amount of gross margin increased to $14.4 million for the nine months ended December 31,2003 as compared to $14.1 million during the comparable period in 2002, and the gross margin percentage decreased from 33.1% of revenues for the nine months ended December 31, 2002 to 31.9% for the nine months ended December 31, 2003.

Total Operating Expenses: Total operating expenses increased $0.2 million, or 1.9%, for the nine months ended December 31, 2003. Because of the increased revenue base, as a percentage of revenues, total operating expenses decreased to 25.4% for the nine months ended December 31, 2003 as compared to 26.3% for the nine months ended December 31, 2002. The increase in the amount of operating expenses is primarily due to increased bid and proposal activities partially offset by a reduction in depreciation and amortization costs and in net R & D costs. While the portion of the R & D costs funded by the Company has been decreasing, the Company’s total R & D costs have been increasing with the portion funded under contracts by customers increasing at a greater rate.

Operating Income: As a result of the foregoing, operating income increased $0.1 million to $3.0 million, or 6.6% of revenues, for the nine months ended December 31, 2003 as compared to $2.9 million, or 6.8% of revenues, for the nine months ended December 31, 2002.

Other Income (Expense), net: Net interest expense totaled ($5.9 million), or (13.1%) of revenues, for the nine months ended December 31, 2003 as compared to ($103,000), or (0.2%) of revenues, for the nine months ended December 31, 2002. The increase in interest expense is attributable to the following factors:

1.	Interest expense for the nine months ended December 31, 2002 was reduced by $2.6 million in amortization of debt discount related to a prior debt restructuring that became fully amortized as of March 31, 2003.

2.	Interest expense for the nine months ended December 31, 2003 includes amortization of the additional $409,000 in fees related to the Fifth Amendment to the Company’s credit agreement, which extended the maturity date of the credit agreement from September 30, 2003 to October 15, 2004.

3.	Under the Fifth Amendment to the Company’s credit agreement, the interest rate on the Company’s Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003, and the interest rate on the Company’s Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003. As of January 1, 2004, the interest rate on the Senior Secured Loans increased again to prime plus 3.5% where it will remain until the maturity date.

4.	Interest expense for the nine months ended December 31, 2003 includes $2.1 million in accrual of mandatorily redeemable preferred stock dividends due to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (FAS 150) during the three-month period ended June 30, 2003. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders. The provisions of FAS 150 preclude the restatement of prior year financial statements.

5.	Accrued mandatorily redeemable preferred stock dividends, which were previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders, for the nine months ended December 31, 2002 was reduced by approximately $1.7 million amortization of a debt restructuring liability that became fully amortized as of March 31, 2003.

Provision for Income Taxes: The effective tax rate decreased to 8.2% of loss before taxes for the nine months ended December 31, 2003 due to the non-deductibility of $2.1 million in dividends on preferred stock that are now included in the loss before the tax provision. The effective tax rate for the nine months ended December 31, 2002 was standard at approximately 33% without including the preferred stock dividends in income before the tax provision. The Company has not recorded a tax benefit for the majority of its deferred tax assets due to uncertainty of future realization.

Net Income (Loss) Before Preferred Stock Adjustments: As a result of the foregoing, net income (loss) declined from net income of $1.9 million, or 4.5% of revenue, for the nine months ended December 31, 2002 to a net loss of ($2.6 million), or (5.7%) of revenue, for the nine months ended December 31, 2003.

Preferred Stock Adjustments: Accretion of mandatorily redeemable preferred stock dividends was $221,000 for the nine months ended December 30, 2002, which was reduced by approximately $1.7 million of debt restructuring liability amortization. As noted above, the total accrual of mandatorily redeemable preferred stock dividends is included in interest expense for the nine months ended December 31, 2003, since the debt restructuring liability was fully amortized as of March 31, 2003.

Net Income (Loss) Attributable to Common Stockholders: As a result of the foregoing, net income (loss) attributable to common stockholders decreased by $4.3 million from income of $1.7 million, or $0.02 per share, for the nine months ended December 31, 2002 to a loss of ($2.6 million), or ($0.04) per share, for the nine months ended December 31, 2003.

ANALYSIS OF BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of December 31, 2003 and 2002, the Company had a backlog of approximately $62.3 and $79.0 million, respectively. As of December 31, 2003 the backlog is comprised of $50.5 million from international customers and $11.8 million from U.S. military and law enforcement customers. Approximately $26.9 million of the contracted orders are scheduled for delivery during the fourth quarter of fiscal year 2004.

A summary of changes in the Company’s backlog for the three and nine-month periods ended December 31, 2003 and 2002, is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Backlog - beginning of period	$65,118	$67,440	$64,346	$59,618
New bookings	13,648	23,982	42,968	62,001
Revenue	(16,479)	(12,463)	(45,027)	(42,660)

Backlog - end of period	$62,287	$78,959	$62,287	$78,959

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

Under the terms of the most recent amendment, the Company paid an amendment fee of approximately $409,000 and reduced the outstanding balance of the Senior Secured Loans by approximately $400,000 on January 5, 2004, and will reduce the outstanding balance by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and increased again to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

As of December 31, 2003, the Company had a working capital deficit of ($45.4 million) compared to a deficit of ($21.0 million) as of December 31, 2002. The net $24.4 million increase in working capital deficit is primarily due to the classification as a current liability of $29.7 million in mandatorily redeemable preferred stock and additional Junior Secured Loans issued in payment of interest; offset somewhat by increased accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

The Company’s capital expenditures for the nine months ended December 31, 2003 were $0.8 million. Such expenditures include leasehold improvements, computer equipment and software, marketing product demonstration equipment, and manufacturing machinery. As of December 31, 2003, the Company was in compliance with all covenants within its debt agreements.

The Company had a net decrease in cash and cash equivalents of ($0.7 million) for the nine months ended December 31, 2003 compared to a net increase of $0.9 million for the nine months ended December 31, 2002. For the period ended December 31, 2003, the Company’s operating activities generated cash of approximately $1.3 million compared to $2.1 million for the nine months ended December 31, 2002. Cash flow from operations for the 2003 period were produced primarily by the collection of accounts receivable offset by reductions of accounts payable, accrued liabilities and deferred revenue and increases in costs and estimated earnings in excess of billings on uncompleted contracts and inventories. The receipt of a $4.9 million tax refund significantly increased cash flow from operations for the nine months ended December 31, 2002.

The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. Since August of 2000, the Company has financed its operations and growth primarily through internally generated funds and income tax refunds. However, with the maturity of the Company’s Senior and Junior Secured Loans and Revolving Loans and Letters of Credit on October 15, 2004, and with the Company’s preferred stock becoming mandatorily redeemable on October 15, 2004, as discussed above, funds provided by operations will not be sufficient to fund these payments. As further discussed under the caption “Related Parties and Transactions,” the current holders of the Company’s debt and preferred stock are also major stockholders of the Company.

The Company is currently in discussions with several parties to negotiate a refinancing of its New Credit Agreement. The Company has received indications of interest from certain potential new lenders that would substantially improve the Company’s capital structure. However, there can currently be no assurance that the Company will either be successful in negotiating a refinancing with its existing lending group, or in finalizing an agreement with new lenders under terms that would be favorable to the Company, if at all. The inability of the Company to satisfactorily address the concerns related to its capital structure prior to October 15, 2004 would have a severe adverse effect on the Company’s financial condition and future operations.

The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in order to generate adequate cash flow to fund working capital needs and to service debt requirements; the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods. The Company must also negotiate favorable repayment terms under the New Credit Agreement, which is currently scheduled to mature in October 2004.

CONCENTRATION OF CREDIT RISK

As of December 31, 2003, approximately $8.4 million in accounts receivable, or 67.7% of total accounts receivable, net, was due from the Company’s top ten customers, $0.3 million of which was secured by performance letters of credit for foreign receivables. The remaining $8.1 million is due from U.S., U.K., Singapore and Swedish government contracts and subcontracts.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Contractual Obligations

December 31, 2003

(amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 4 - 5 years	After 5 years
Long-term debt
Working capital - borrowings	$130	$130	$—	$—	$—
Long-term debt - Senior	12,000	12,000	—	—	—
Long-term debt - Junior	28,831	28,831	—	—	—
Capital lease obligations	131	52	79	—	—
Mandatorily Redeemable Preferred Stock	29,741	29,741	—	—	—
Other
Open purchase orders	4,602	3,984	618
Operating lease obligations	3,391	937	1,601	853	—

Total	$78,826	$75,675	$2,298	$853	$—

RELATED PARTIES AND TRANSACTIONS

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest stockholders, owning collectively approximately 48.2% of our common stock. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major stockholders, as a result of a previously reported restructuring transaction, were party to the amendments to the New Credit Agreement discussed in Note 7 to the financial statements and in the section “Liquidity and Capital Resources”. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman & Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman & Company LLP. The Company incurred fees of $211,000 plus expenses of $47,000 for consulting services under the agreement during the nine-month period ended December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at December 31, 2003.

As of December 31, 2003, the Company had a total of approximately $28.8 million in fixed rate debt at an interest rate of 15% and a total of approximately $29.7 million in mandatorily redeemable preferred stock bearing dividends at 10%, both of which will mature on October 15, 2004. The company also has a total of approximately $12.0 million in variable rate debt at an interest rate of prime plus 2.5%, (6.5% as of December 31, 2003) through December 31, 2003, and then increasing to prime plus 3.5% for the period from January 1, 2004 through the maturity date of October 15, 2004. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective in timely alerting them to material information required to be included in the Company’s SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.1*-	Amendment to Employment agreement between the Company and John A. Morelli (for the purpose of extending the term of the agreement)

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory arrangement
**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003

On October 31, 2003, the Company filed a press release announcing financial results for the second quarter of the fiscal year ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 10, 2004

FIREARMS TRAINING SYSTEMS, INC.

/S/ John A. Morelli
John A. Morelli
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)