Form 10-K
period 2004-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2004-06-29
CIK 1021770

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

The aggregate market value of the 9,853,598 shares of common stock held by non-affiliates of the registrant computed by reference to the last sale price on the Over-The-Counter Bulletin Board as of September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,842,903.

As of June 25, 2004, there were issued and outstanding 70,153,139 shares of common stock, par value $0.000006 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders’ presently scheduled to be held in September, 2004, is incorporated by reference in Part III to the extent described therein.

PART I

You should carefully review the information contained in this Report, and should particularly consider any risks and other factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Report, we state our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	our ability to successfully restructure our outstanding debt obligations in a timely manner,

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles.

•	the other risks identified in Management’ Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

Item 1.	Business

Company Overview

Firearms Training Systems, Inc. (referred to in this Report as “FATS”, the “Company”, “we” or “our”) incorporated as a Delaware corporation in 1984 and we are celebrating our 20th year in the virtual simulation industry. FATS® continues to be a leader in terms of product and market, having developed over 300 variations of simulated weapons, manufactured and delivered over 60,000 simulated weapons, developed over 1,200 training scenarios, and delivered over 5,200 systems to more than 50 countries. FATS is a world leader in virtual training solutions designed to provide state-of-the-art training for military, law enforcement, and security personnel in:

•	direct and indirect fire,

•	tactical decision making,

•	close air support,

•	judgmental use of lethal and non-lethal force, and

•	marksmanship.

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

FATS’ software and hardware technologies have evolved along with advances in the computer industry. Recognizing that commercial technological capabilities are moving faster than any one company can replicate, the Company takes advantage of commercially available off-the-shelf (COTS) components that allow reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This philosophy allows FATS to provide its customers with what we believe is the best technical and economical solutions for their training needs while providing options for life cycle management of their systems. FATS also works specifically with each customer so that each training solution provided is complete, integrated and functional, from the embedded technology and courseware to the unique language requirements of each customer. This results in a simulated firearm or weapons system that is integrated and compatible with each customer’s specific training programs replicating precise weapon ballistic data, desired environmental effects, and target damage realism.

FATS uses a unique approach to sales and marketing that utilizes subject matter experts (“SMEs”). SMEs are ex-military and/or law enforcement professional trainers and weapons specialists with expertise in developing weapons training systems requirements and customizing hardware, software, and weapon designs to meet specific customer training requirements. SMEs establish an interactive dialogue with decision-makers and system end-users who generally have comparable backgrounds and experiences, enabling the SMEs to communicate customer requirements to the Company’s design engineers. Through this interaction, the Company is better able to provide its customers with customized training scenarios that are realistic and with simulated weapons that maintain the fit, form, and feel of live weapons. The average tenure of FATS’ team of SMEs is over eight years.

Our facilities in Atlanta, Georgia serve as the operational base for a wide array of products servicing markets throughout the world. Complimenting our vertically integrated manufacturing operations in Atlanta are engineering resources located in Atlanta and Montreal supported by sales and service operations in the United States, United Kingdom, Netherlands, Australia, Singapore, and Canada. By consolidating key functional groups in Atlanta such as Marketing and Sales, Business Development, Program Management, Contracts, Finance, and Supply Management, the Company can more readily execute a “one FATS” approach worldwide.

Industry Overview

The virtual simulations training market is comprised of hardware, software, and courseware that are used by military, law enforcement and security professionals worldwide. The products are used to hone a variety of skills, including individual marksmanship, tactical engagement, indirect fire, combined arms, and judgmental decision making for lethal and non-lethal use of force. Within the overall training market, simulation training accounted for approximately $2.3 billion of training dollars spent worldwide in 2001, of which U.S. military forces accounted for approximately one half. FATS products are targeted to a segment that has an estimated value of approximately $450 million in annual revenues.

We believe recent world events, and the continuing war on terrorism, have increased the dependence on, and the demand for, simulations training. Operational tempo, time, and increasing environmental issues are key drivers that make simulations training extremely attractive. Additionally, there are training events that are almost cost prohibitive if restricted to live solutions only. An example is close air support where the cost of a live aircraft sortie with ordinance is in the tens of thousands of dollars. Simulation training solutions, such as FATS Indirect-Forward Air Controller (I-FACT), provide robust and meaningful training, which is transferable to the live environment and provides substantial savings in both time and dollars.

Over the last decade, military and law enforcement organizations have increasingly embraced firearms simulation training as an important supplement to live fire training. We believe the following factors favor the use of simulated firearms training systems:

•	United States Military Acceptance: The United States Marine Corps (“USMC”), the United States Army (the “Army”), the United States Navy (“USN” or the “Navy”) and the United States Air Force (“USAF”) all utilize FATS systems as a prerequisite to live fire training. The Army, USAF, and Navy have conducted controlled tests indicating a positive training transfer from virtual simulation to live fire events. As time, expense, and environmental challenges continue to impact training, the Company expects reliance on simulation to increase.

Judgmental Training: Homeland security assignments and the rising number of non-traditional law enforcement and military missions, such as joint-force peacekeeping, peacemaking actions, and urban warfare situations require a heightened level of judgment regarding the appropriate use of measured force. Training in simulation enables law enforcement and military organizations to test and hone judgment and demonstrate appropriate responses to simulated complex situations with the ability to provide after action review.

Many companies in simulation technology have principally been focused on large weapon systems such as flight simulators and large, expensive mainframe computing simulations. FATS has focused on the application of affordable technology for individual and small unit training and judgmental/use of force requirements. FATS has developed low cost simulators with high fidelity graphics that provide training in highly realistic environments. During the last few years, rapid advancements in commercial computer technology have allowed replacement of FATS’ proprietary approach with commercial technology that supports the need to meet contemporary combat training objectives. FATS simulators use highly interactive three-dimensional computer-generated scenarios that allow simulated battles to take place in virtual environments with computer-generated semi-automated forces.

We can, however, provide no assurance that the Company’s operations and financial position will benefit from anticipated increased reliance on simulation training.

Products

FATS developed and sold the first interactive small arms simulation system and strives to continue to set the standard for innovation, quality, and service within the simulated training marketplace.

FATS’ product offering represents a comprehensive set of training systems, weapons, and courseware. Technology advancements have enabled FATS to build on the basic fundamentals of marksmanship training. FATS technology, experience, and expertise enable military leaders to progress from basic weapons skills to directing entire units in virtual battle scenarios while a forward observer calls for and adjusts artillery, naval, mortar fire, and close air support. The combination of the ability to conduct tactical planning on digitized terrain databases that represent real world mission locations and the technically advanced features embedded in FATS training systems result in the opportunity for military organizations to conduct meaningful simulation training that leads to advanced readiness.

The Company’s technology strategy is based on creating training platforms designed around a combination of COTS and proprietary technologies that customers can easily customize to meet their distinctive specifications and requirements. Faster processors and smaller computer parts and chips are enabling FATS to create training devices that eliminate the current requirement that weapons be tethered to the system, affording personnel freedom of movement in the training space while retaining all current data feedback and system training features. As a result of these capabilities, we expect that force escalation and de-escalation training using various devices such as OC spray, simulated TASER® stun guns, and firearms will be greatly improved as law enforcement personnel are able to move freely.

The following table illustrates the progression of the Company’s training platforms from its FATS I system developed in 1984 to the planned continuous enhancements to our FATS IV platform originally introduced in 1998.

Evolution of FATS® Training Platforms

Platform	Year of Introduction	Features/Improvements
FATS I	1985	Control Program for Microcomputers (“CPM”) based, stand-alone weapons, judgmental laser disc video.

FATS II	1988	Versa Module Eurocard (“VME”) based, system controlled weapons, video branching.

FATS III	1992	Weapons trace function, lanes marksmanship, dry fire weapons, primer fire weapons, judgmental laser disc video, 2D full screen graphics, high resolution hit detection.

FATS IV	1998	PC based digital video, three-dimensional (“3D”) sound, 3D graphics, indirect fire trainer, higher hit detection accuracy, open architecture.

FATS IV Enhancements	Continuous	HDTV capable, through-sight display, higher firing rate, scalable system architecture.

The following sections detail the Company’s product offering, which is divided into four major groups: simulators, weaponry, training software, and related products. The product offering detail is followed by a discussion of additional products and service opportunities we are pursuing.

Simulators

The Company’s simulators represent the core of FATS’ product set. Simulators are integrated training devices that combine COTS components, the latest technologies available such as Windows XP® operating system, 3D graphics, digital video encoding and decoding technologies, and LCD projectors. FATS proprietary technologies such as the hit detection system, software and courseware create a versatile training solution. Of significant interest is the embedded “after-action-review” capability allowing a thorough examination of key actions/tasks of each trainee.

The following list identifies the system capabilities, and training available in a FATS platform:

•	Small & Crew Served & Crew Gunnery- enables customers to hone skills ranging from individual marksmanship to collective training incorporating weapons ranging from pistols to anti-tank missiles. Focus is on individual, team, and leadership training for basic through advanced marksmanship, and tactical/combined arms. FATS also provides light armor vehicle and gunnery crew training systems. Of note, FATS is the sole-source provider of the embedded training software solutions for the U.S. Army STRYKER Program.

•	Indirect Fire/Combined Arms- designed to train call for fire procedures artillery, mortars, naval gunfire, close air support, and attack helicopter. This training may be accomplished independent of or concurrently with a virtual combined arms training event incorporating direct fire engagements against simulated forces. In addition, the IFT provides capabilities for command post and fire direction center personnel to become full participants in an indirect fire scenario. We believe this combined arms training capability is a unique feature offered only by FATS.

•	Live Fire- enables an organization to employ its own service weapons in a wide variety of scenarios offering a complete spectrum of potential force responses. The system displays the impact point of live rounds on a specially designed, self-healing screen, and is capable of branching to different outcomes depending upon the student’s actions, reactions, and effectiveness.

•	Judgmental/Law Enforcement- provides training for the individual patrolman, team and/or section, and SWAT teams through the entire force continuum. Weapons include small arms, semi-automatic weapons, shotguns, and less than lethal alternatives such as chemical spray, the simulated TASER® stun gun, and batons. Law enforcement courseware spans the spectrum of conflicts that an officer may encounter, from basic marksmanship to hostage negotiations and rescue and domestic disturbances, in each case requiring judgment and measured response. Systems include complete diagnostics and data feedback.

Weaponry

FATS produces sophisticated and realistic simulated training weapons. We are able to provide realistic weaponry by retrofitting real, live fire weapons with simulation technology to deliver the true form, fit, and feel of a live fire weapon. FATS offers a broad set of weapons, from small to supporting arms.

FATS simulated weapons offer a number of training advantages over live fire training. Our weapons provide diagnostic information not available with live fire weapons, such as trigger sqeeze, barrel movement, weapon cant, and butt pressure, supplying instructors with a rich set of performance data. In addition, since FATS simulated weapons do not fire live rounds, they experience far less stress than live fire weapons and therefore have a life cycle that is significantly longer than weapons used for live fire training. For example, we believe an actual M-16 has a field life of approximately 5,000 rounds before rebuild is necessary, while the FATS simulated M-16 is designed to fire a minimum of 50,000 rounds before requiring service.

FATS weapons designers are able to replace firing elements from live weapons with pneumatics, electronics, lasers, and sensors without altering a weapon’s mechanical functions (safety switch, loading, etc.), center of gravity, balance, or weight.

Our weapons are available with various levels of sensor diagnostics and can be custom-designed and manufactured for each customer’s specific installation. Currently, the Company is developing un-tethered, wireless weapons using Bluetooth radio frequency technology. FATS BLUEFIRE® weapons will provide the end user with all of the diagnostics and capabilities present in the current FATS tethered weapons, but will be without the hard wire connection to the system.

Our weapons arsenal currently includes simulated revolvers; semi-automatic pistols; shotguns; bolt-action, semi-automatic, and automatic rifles; submachine and machine guns; anti-tank/anti-personnel rocket launchers; single-shot and automatic grenade launchers; automatic cannons; and mortars.

Training Software

The Company’s training software provides interactive engagements to meet specific training objectives using real-world imagery or computer generated imagery (CGI). FATS’ scenario library includes: terrain scenes derived from National Imagery and Mapping Agency (“NIMA”) data sets; realistic targets (both friendly and threatening); realistic human images; and various time of day, weather, and lighting conditions.

FATS has developed over 1,200 customized scenario programs. The Company offers a comprehensive set of scenarios covering basic and advanced marksmanship, judgmental/measured response, collective and combined arms training, and numerous other training requirements.

FATS has also become an industry leader in interoperability with similar and dissimilar training systems. Projects with the USMC and the USN have resulted in our ability to communicate via high-level architecture (HLA), with multiple systems and with live fire training. We believe this capability makes FATS technically ahead of its competition and has brought the Company new opportunities that will provide growth in both its market and product offerings.

Related Products and Services

FATS offers additional products that enhance its basic platform capability, including a video authoring station, which enables customers to develop, edit, modify, and/or customize their own training video scenarios; a hostile fire return simulator that propels simulated ammunition in the direction of a trainee, designed to reinforce proper cover techniques; and selected military and law enforcement equipment such as a remote trigger device, flashlight, night vision filters for customer-owned devices, simulated binoculars for use during indirect fire training, simulated laser range finders used during forward air controller training, and a MILES™ shoot-back device that trains military personnel to react to hostile fire simulated by an electronic laser.

FATS has developed other products that have not yet widely penetrated the market, such as our Motion Integrated Training System, which combines FATS core firearms simulation technology with a dynamic motion platform to simulate numerous air-based and sea-borne weapons at a considerably reduced cost. This system is currently in use by a limited number of the Company’s customers, but management believes that focused marketing efforts may stimulate demand for future installations of the motion platform product to a broader range of potential customers.

FATS is currently conducting turnkey training services for the Australian Defense Force, Singapore Armed Forces and Singapore Police Coast Guard. Management continues to explore opportunities to provide turnkey training services to military and law enforcement organizations worldwide. We believe expanding the Company’s turnkey training services will provide a recurring revenue stream for FATS.

FATS has signed a Teaming Agreement with the Memphis Police Training Academy with a view to establishing a FATS Regional Training Center. This center will deliver two-day training courses in basic and advanced marksmanship and judgmental/use of force training to law enforcement and security firms. The first courses are scheduled to commence in the late summer of 2004. In addition, management is currently conducting a market survey with a view to establishing a Regional Training Center in the Caribbean.

Management continues to explore opportunities to deliver operator refresher training and advanced system operator training. FATS continues to deliver five-day, in-plant, operator and instructor courses, and courses are scheduled throughout the upcoming fiscal year.

Additionally, as the Company’s customer base increases, so does the potential for additional revenue from the sale of extended maintenance and service contracts.

We can, however, provide no assurance the Company’s operations and financial position will benefit from any of these anticipated products or services.

Target Markets

FATS targets two markets globally: military and law enforcement/security. The Company has sold FATS systems to customers in more than 50 countries across six continents. The following table sets forth dollar amounts (in thousands) and percentages of sales for the Company’s international and domestic markets on an historic basis:

	Year Ended March 31, 2002		Year Ended March 31, 2003		Year Ended March 31, 2004
International	$23,809	40.3%	$32,104	48.6%	$36,518	50.8%
Domestic Military	27,836	47.1	28,061	42.4	27,385	38.1
Domestic Law Enforcement	6,669	11.3	5,719	8.6	7,943	11.1
Other	743	1.3	241	0.4	8	0.0

Total	$59,057	100.0%	$66,125	100.0%	$71,854	100.0%

Military

The military market makes up approximately 85% of annual revenue for the Company. International military organizations have procurement structures similar to that of domestic military organizations.

Training requirements vary among countries but quite often the foundation is similar to U.S. military doctrine and procedure. Major differences typically exist in weaponry used and marksmanship training standards. FATS has secured exclusive agreements with strategic sales agents to provide a local presence in those markets in which such a presence is essential to the Company’s success. These agents assist in defining requirements and providing clarification to tenders and solicitations.

FATS expects major growth potential in the Asian Pacific region and in Eastern Europe and we are aggressively cultivating opportunities in both regions.

The U.S. military continues to provide FATS with long-term opportunities. As it pertains to training in a simulations environment, we believe the U.S. military clearly sets the standards to which other countries model. U.S. military customers recognize training simulation as a viable teaching method and means of preparation for live fire training. Simulation training’s inherent advantages in cost, flexibility, diagnostics, safety, and diminished environmental impact are recognized attributes by military organizations, both in the United States and abroad.

The two principal methods used by U.S. military organizations to procure training equipment are purchasing programs defined in the U.S. Government’s budget and discretionary spending. We believe the Company has a compelling track record of success on both large-scale competitive procurements and discretionary purchases.

Reliance on virtual simulations in the U.S. is expected to expand for reasons stated above and we believe that as the U.S. military adopts new features and capitalizes on the newest technology, other countries will similarly follow suite.

Law Enforcement

FATS divides its domestic law enforcement segment into four principal categories:

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

There are over 17,000 law enforcement departments in the United States. Research indicates that approximately 850 of these organizations employ more than 80 officers and approximately 3,600 organizations employ 25 or more officers. FATS’ strategy is to target the 850 organizations, which, in the opinion of management, reflect the high-end market with budget and product interest.

Law enforcement agencies use simulation training primarily for judgmental applications that address force escalation and de-escalation decision-making in high stress situations. Domestic law enforcement agencies have been early adopters of simulation training, given the need for a more realistic means to teach these critical skills.

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

Most international law enforcement organizations are national in nature, and therefore employ centralized procurement organizations, in contrast to the local procurement protocol of domestic law enforcement. In some foreign countries, law enforcement and military organizations share the same procurement structure. Additionally, training practices in many of the international law enforcement organizations is live fire centric and, as such, virtual training is not yet in high demand. FATS and our agents are attempting to cultivate the simulation training philosophy and are closely monitoring any change in attitude favoring our products.

Homeland Security

Homeland security (HLS) is a sub-segment of both the domestic military and law enforcement markets. The majority of domestic HLS organizations are currently FATS customers. Operational requirements (including personnel and structure) have, to date, consumed the majority of new funding associated with HLS. FATS remains in constant contact with its customer base, and HLS training requirements are included in these discussions. Management expects that, in addition to judgmental training, decision-making for first responders will be given a high priority.

We can, however, provide no assurance the Company’s operations and financial position will benefit from additional spending for homeland security.

Sales and Marketing

FATS’ sales and marketing organization was recently restructured and is controlled, coordinated, and directed from our Atlanta headquarters. FATS’ sales and marketing strategy includes identifying customer simulation training needs at an early stage, and influencing requirements.

FATS’ longstanding history in simulation training is a primary key to our success within the global marketplace. Our field sales representatives, the FATS engineering staff, a core staff of SMEs, marketing operations and program management work as a team to respond to customer requirements, design the best approach and deliver what we believe is the best virtual training solution possible for the customer. This team is charged with maintaining a continuous customer dialogue to uncover potential sales leads and to ensure customer satisfaction. FATS’ field sales representatives visit potential customer locations to maintain close, on-the-ground contact with end-users and decision-makers.

Management believes that the Company’s sales agents’ experience in the simulation industry, weapons and product expertise, and longstanding relationships with key military, and law enforcement decision-makers in their respective territories will enable FATS to maintain its market position.

Customers

Our customer base represents a global footprint of significant proportion. With over 5,200 fielded platforms, and over 60,000 simulated weapons, FATS customers are found throughout the world. The following table provides a partial presentation of FATS’ strategic customers:

Federal Bureau of Investigation

New York Police Department

Drug Enforcement Agency

South Carolina Department of Corrections

Connecticut Police Officer Standards

  and Training Council

Missouri Bureau of Corrections

Texas Department of Public Safety

Federal Protective Service—GSA

Rhode Island State Police

Utah Department of Public Safety

San Francisco Police Department

United States Border Patrol

United States Department of Justice

United States Marine Corps United States Air Force Defense Threat Reduction Agency Air National Guard Army National Guard United States Army United States Navy 7th Army ATC

Canadian Department of National

  Defense

Australian Defense Forces

United Kingdom Ministry of Defense

Singapore Army and Coast Guard

Italy Caribinieri

Norwegian Police

Guardia di Finanza (Italy)

Royal Netherlands Land Army

United Arab Emirates Forces

Greek Police

Swedish Police

Bahrain Defense Force

Venezuelan National Police

Chilean Army

In fiscal 2002, the Company’s five largest customers accounted for approximately 50.5% of the Company’s revenues, with four customers each accounting for more than 10% of revenues. In fiscal 2003, the Company’s five largest customers accounted for approximately 49.7% of the Company’s revenues, with two customers each accounting for more than 10% of revenues. In fiscal 2004, the Company’s five largest customers accounted for approximately 49.6% of the Company’s revenues, with three customers each accounting for more than 10% of revenues. Given the nature of the Company’s contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach our growth objectives, we Company will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of virtual simulated training solutions or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on the Company’s results of operations or financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

Research and Development

Our research and development expenditures totaled approximately $5.6 million, $6.8 million and $7.2 million in fiscal 2002, 2003, and 2004, respectively. Of these amounts, approximately $1.5 million, $4.0 million and $4.3 million was funded under customer contracts, resulting in net research and development expenses to FATS of $4.1 million, $2.8 million and $2.9 million in fiscal 2002, 2003, and 2004, respectively.

We believe FATS has a proven track record of developing new technologies to create more realistic and effective simulated training environments. In addition, FATS makes a substantial investment in the continuous improvement of its existing systems and products, which drive upgrades. Weapons expertise and customer understanding provided by SMEs are key ingredients in the Company’s research and development efforts. Our SMEs work with engineers to develop technology applications based on specific customer desires and needs.

In order to maintain our market position, FATS is engaging in research and development in the following areas:

•	Improving visual quality for both 3D graphic and digital video.

•	Developing simulation software that supports more realistic training scenarios.

•	Expanding FATS’ technology to support the new training needs for operations in urban terrain.

•	Enhancing RF wireless weapons utilizing Bluetooth technology.

The Company’s research and development efforts are divided into four separate disciplines: mechanical, electrical, training, and audio-visual.

•	Mechanical Research and Development: Mechanical research and development consists of the design and development of specialized assemblies and simulated weaponry. By combining mechanical engineering with specialized sensing mechanisms and weapons technology, FATS is able to produce a unique customized simulated weapon.

•	Electrical Research and Development: Electrical research and development combines hardware and software engineering with electro-optical technologies to produce the system platform and application programs. FATS electrical research and development capabilities include real-time system software and hardware design and development, system integration, laser optics, ballistic modeling and calculation, interactive digital video, interactive 3D computer graphics, networking of simulation systems using HLA, 3D target and terrain modeling, and motion simulation.

•	Training Research and Development: Training research and development focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. Experienced weapon training and shooting specialists with extensive military or law enforcement related experience staffs FATS’ professional training department.

•	Audio-Visual Research and Development: Audio-visual research and development focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs that create realistic scenarios.

Supplementing the technical capabilities of the Company is a cadre of strategic relationships with “best of breed” suppliers. We believe this combination of internal and external capabilities solidifies leading edge technology for FATS.

Manufacturing Operations

FATS’ manufacturing operations are conducted primarily at our Atlanta, Georgia facilities and, to a limited extent, at our foreign subsidiaries’ facilities. Manufacturing operations are divided into two groups: systems manufacturing and weapons manufacturing.

Systems Manufacturing

Systems manufacturing, which is the assembly of FATS hardware and software components into a single platform, is performed at our Atlanta facility. A select few suppliers or systems integrators support this process. The receipt of sub-assemblies and components is accomplished through a just- in- time delivery process. Pre-

established quality requirements have been identified through supplier source inspection consistent with a comprehensive ISO-9000 quality assurance plan.

Due to our internal efficiencies and external capabilities, we believe FATS’ production capacity is extremely elastic which takes this process out of the critical path for future growth.

Weapons Manufacturing

The production of FATS weapon simulators is also performed in our Atlanta facility. The process of “de-milling” live weapons into a simulated training product is accomplished through a combination of various sub-assemblies complimented by the machining of critical parts. The manufacturing process of the FATS simulator is considered a “core competency” thus requiring a focused vertically integrated effort. Employees assigned to these work cells are highly trained and considered to be experts not only in the field of weaponry but also mechanical assembly processes.

Operational Improvements

Beginning in the fall of 2001, we undertook a number of operational initiatives focused on implementing lean manufacturing and reorganizing production processes. By implementing these state of the art techniques, FATS has moved from traditional “batch” production to a more efficient “pull” process. Work cells have been established in both systems set-up and the weapons assembly areas. The use of common tools and processes combined with a cross trained workforce has not only increased efficiencies but elevated our quality standards. A continuous improvement process has enhanced the effectiveness of the manufacturing group thus reducing time to market deliveries.

Quality has become a built-in-process, which is monitored by key performance metrics and a cross-functional quality council. Performance results are visible on a real time basis that makes corrective action a part of daily routines.

Numerous adjustments have been made to the management of the supply chain with improvements being realized in supplier on time delivery and as received quality. The improvements have led to the creation of several “strategic supply agreements” which also address ongoing cost improvement. The Company continues to evaluate in house competencies or core processes that ultimately lead to sound “make/buy” decisions, which improve operating efficiencies.

Product Support

FATS is committed to providing outstanding customer service. We deliver global after-sales customer service via a number of strategically located Customer Service Departments that are centrally controlled from our corporate headquarters in Atlanta, Georgia. Customer Service Technicians/Engineers are located in:

•	Atlanta, Georgia, USA for customers in the USA and Latin America.

•	Montreal, Canada for Canadian customers.

•	Lincoln, United Kingdom and Waardenburg, The Netherlands for customers in Europe, The Middle East and Africa.

•	Albury, Australia and Singapore for customers in the Asia/Pacific region.

In addition to technical support, all FATS Customer Service Departments offer accessories, parts, system upgrades/enhancements and training. Also, the majority of our Customer Service Departments administer Depots containing government owned spare equipment and components. Depot customers include the United States Marine Corps, the US Navy, the US Air National Guard, the Canadian Department of National Defense, the Australian Defense Force, the British Ministry of Defense and the Royal Netherlands Army. Depot support includes shipping spare equipment and components to customers within 24 hours of notification of a weapon or system failure. Our Customer Service Departments offer website, hotline and after hours support, and are committed to rapid turnaround times when customers’ equipment is received for repair. All repairs conducted by FATS technicians/engineers undergo a final quality test prior to being shipped back to the customer.

Proprietary Operating System; Raw Materials and Suppliers

The Company currently purchases from numerous suppliers on both a competitive bid and long-term contract basis. Our current products use a Microsoft Windows-based operating system; however, some of FATS’ earlier model simulators use a software operating system known as OS-9, which is an operating system developed and owned by Microware Corporation. We licensed the OS-9 system from Microware on a non-exclusive, royalty-paying basis for a term that expired on October 31, 2001. The expiration of the license has had no effect on the Company’s business operations or financial condition and we believe FATS has enough licensed copies of the OS-9 software in inventory to cover any future new sales or warranty replacements for existing customers. We believe that there are viable alternative sources for all of our raw materials. In addition, FATS has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides us with the flexibility to produce a large portion of our principal components if they become unavailable or it becomes economically advantageous to do so.

Backlog

As of March 31, 2004, the Company had a backlog of approximately $59.3 million compared with $64.3 million as of March 31, 2003. Our backlog as of March 31, 2004 consisted of $35.9 million from international customers, $22.4 million from U.S. military customers and $1.0 million from U.S. law enforcement customers. Management expects that approximately $48.4 million of backlog will be delivered in fiscal 2005. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. Accordingly, there can be no assurance that the Company’s backlog will result in future revenues. However, these contracts generally provide for reimbursement of actual cost incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog for the years ended March 31, 2002, 2003, and 2004 is as follows (in thousands):

	Years Ended March 31
	2002	2003	2004
Backlog - beginning of year	$55,440	$59,618	$64,346
New bookings	63,235	70,853	66,818
Revenue	(59,057)	(66,125)	(71,854)

Backlog - end of year	$59,618	$64,346	$59,310

Competition

The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. We compete with divisions or subsidiaries of larger companies solely dedicated to simulation for sales of FATS’ small and supporting arms simulation products.

FATS faces a number of major competitors. They include Thales Elektronik Systeme GMBH, Cubic Simulation Systems, Inc., Advanced Interactive Systems, Inc. and I.E.S., Incorporated. We believe that none of these competitors offers the entire scope of training capability as does FATS. However, our competitors each possess marksmanship and judgmental training capability and have been very aggressive in the marketplace.

FATS does not take the competition lightly and continues to enhance the existing product portfolio that allows the Company to be marketed as a leading provider of virtual training solutions.

The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, have contributed to the formation of teaming arrangements by competitors that present potential competitive challenges. Many of the Company’s current and potential competitors have significantly greater financial, technical and marketing resources than FATS.

Employees

As of March 31, 2004, the Company and its subsidiaries employed 420 employees, of which 310 were employed at our corporate headquarters in Atlanta. Unions represent none of the Company’s employees. We consider relations with our employees to be satisfactory with employee turnover well below industry averages.

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

The type of government contracts awarded to the Company in the future may affect our financial performance. A number of our contracts have been obtained on a sole source basis while others were obtained through a competitive bidding process. The extent to which the Company’s contracts and orders are obtained through a competitive bidding process rather than as sole source contracts may affect our profit margins. There can be no assurance that changes in the type of government contracts and other contracts entered into by FATS in the future will not have a material adverse effect on our future results of operations or financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are subject to export licensing jurisdiction of the U.S. Department of State (State Department) and the U.S. Department of Commerce (Commerce Department) with respect to the temporary or permanent export of certain of FATS’ products and the import of certain other products based on the Arms Export Control Act and the Export Administration Act which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act. In addition to application to transfer information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Both the State Department and the Commerce Department have the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports. Any loss, suspension or revocation of our export licenses could have a material adverse effect on FATS’ future results of operations and financial condition.

We have a license from the U.S. Treasury Department’s Bureau of Alcohol, Tobacco and Firearms (ATF) to import destructive devices and certain other materials. This license also authorizes us to be a dealer in regulated firearms and other destructive devices. FATS also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company’s subsidiaries also have similar licenses in their jurisdictions of incorporation. Any revocation of or refusal to renew the Company’s ATF license or any such foreign license could have a material adverse effect on the conduct of our operations and financial condition since it must possess such licenses and comply with ATF regulations in order to import, possess and modify the authentic firearms used in its FATS systems. See Legal Proceedings.

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

FATS’ Atlanta facility, located in nearby Suwanee, Georgia, houses most of our manufacturing operations as well as our corporate headquarters. The Suwanee facility occupies a 98,100 square-foot building that resides on eight acres. The United Kingdom subsidiary has the ability to produce a broad range of FATS® simulatedweapons, giving FATS the ability to shift production based on capacity constraints in Suwanee. Management believes that the Company has adequate manufacturing capacity to support projected growth, and that capacity can be increased with minimal capital expenditures. The Company’s subsidiaries located in the United Kingdom, the Netherlands, Australia, and Canada support sales, service, and training activities for FATS products.

The following table provides additional information regarding our facilities:

Facility	Location	Owned or Leased	Square Footage	Lease Expiration	Month of Expiration
FATS, Inc.	Suwanee, Georgia	Leased	98,100	2008	May
FATS, LTD	Lincolnshire, England	Leased	12,000	2004	July
FATS, B.V.	Waardenburg, Netherlands	Leased	4,800	2004	August
FATS, Canada	Montreal, Canada	Leased	25,129	2012	February
FATS, Australia	Lavington, Australia	Leased	10,000	2005	February

The Company has a lease at its U.K. based subsidiary, FATS U.K., which expires in July 2004. The Company is currently negotiating an extension of the lease through January 2006. The Company has a lease at its Netherlands based subsidiary, FATS B.V., which expires in August 2004. The lease automatically renews each year at the Company’s option and the Company intends to renew the lease with the same terms and conditions as in the expiring lease. We also intend to renew the lease for our Australia based subsidiary, FATS, Australia, which expires in February 2005 under substantially the same terms and conditions.

We believe our manufacturing, warehouse, and office facilities are suitable, adequate, and afford sufficient manufacturing capacity for current and anticipated requirements. We believe FATS maintains adequate insurance coverage for its properties and their contents.

Item 3.	Legal Proceedings

The Company is occasionally involved in legal proceedings in the ordinary course of its business. Management is currently unaware of any litigation or potential claims against FATS that would have a materially adverse effect on our financial position, liquidity, or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this Annual Report.

Item 4A.	Executive Officers of the Registrant

Ronavan Mohling, age 62, a Director of the Company since October 2000, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for the company’s Consumer Medicines Division and, from 1992 to 1995 was President of the Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing the company’s Consumer Products Division.

David W. McGrane, age 53, was named Chief Operating Officer of the Company in July 2002. Mr. McGrane previously served as Senior Vice President for ABB, Ltd., an international electrical engineering firm. He was employed by ABB, Ltd. from 1989 to 2002, where he served in various capacities ranging from General Manager to senior Vice President. From 1973 to 1989, Mr. McGrane served as General Manager and other managerial positions with Westinghouse Electric Corporation.

John A. Morelli, age 55, has served as Chief Financial Officer and Treasurer since March 1999. Mr. Morelli additionaly served as Chief Operating Officer from October 2000 to May 2002 and previously as Corporate Controller from September 1996 to March 1999. Prior to joining the Company, Mr. Morelli served as Financial Liaison from January 1996 to August 1996 with General Dynamics during its acquisition of Teledyne Continental Motors, a major weapons defense contractor. From April 1990 to December 1995, Mr. Morelli served as Division Controller with Sparton Electronics, Inc., an electronics-manufacturing firm in the defense industry. From 1979 to 1990, Mr. Morelli served as Controller for Fairchild-ASD, an aircraft manufacturing and modification company. From 1974 to 1979, Mr. Morelli served as Finance Manager with Fairchild-Republic, an aircraft manufacturing company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Firearms Training Systems, Inc. is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol “FATS”. As of June 25, 2004, there were 185 holders of record of the Company’s common stock. The Company believes that there are several thousand additional beneficial stockholders based on broker dealer demand for proxy materials in 2003.

The table shows the high and low closing prices of the common stock during the period from April 1, 2002 through the year ended March 31, 2004 as reported by the OTC:BB for the period indicated. OTC market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

Quarterly Stock Price Range

	High	Low
Fiscal 2003
First Quarter	0.88	0.51
Second Quarter	0.79	0.35
Third Quarter	0.56	0.40
Fourth Quarter	0.54	0.43
Fiscal 2004
First Quarter	0.50	0.38
Second Quarter	0.54	0.37
Third Quarter	0.51	0.37
Fourth Quarter	0.90	0.43

We did not pay cash dividends on the common stock during the two most recently completed fiscal years. FATS currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the common stock in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. The Company’s New Credit Agreement prohibits the payment of any dividends in respect of the common stock. See Liquidity and Capital resources.

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

	Year Ended March 31
	2000	2001	2002	2003	2004
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$38,889	$41,501	$59,057	$66,125	$71,854
Gross margin	7,194	6,475	17,450	21,169	27,108
Gross margin %	18.5%	15.6%	29.5%	32.0%	37.7%
Operating expenses	18,269	18,403	17,895	14,696	16,464

Operating income (loss)	(11,075)	(11,928)	(445)	6,473	10,644
Interest (income) expense	8,056	4,444	(220)	114	8,044
Other (income) expense	325	257	61	(104)	(107)

Income (loss) before provision for income taxes	(19,456)	(16,629)	(286)	6,463	2,707
Provision for income taxes	(808)	(1,052)	(4,892)	(867)	(2,331)

Net income (loss) before preferred stock adjustments	(18,648)	(15,577)	4,606	7,330	5,038
Preferred stock adjustments	254	(1,469)	270	298	—

Net income (loss) attributable to common stockholders	$(18,902)	$(14,108)	$4,336	$7,032	$5,038

Earnings per common share
Basic	$(0.91)	$(0.26)	$0.06	$0.10	$0.07

Diluted	$(0.91)	$(0.26)	$0.06	$0.10	$0.07

Balance Sheet Data:
Working capital	$21,020	$15,893	$20,957	$23,976	$30,993
Total assets	$41,575	$32,173	$36,351	$42,806	$51,220
Long-term debt	$73,772	$43,990	$42,977	$39,858	$41,068
Redeemable preferred stock	$—	$27,049	$27,319	$27,617	$30,485
Stockholders’ deficit	$48,201	$54,086	$49,802	$42,494	$36,914

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This analysis of the Company’s results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Annual Report on Form 10-K. This Report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature and that depend upon or refer to future events or conditions, are forward-looking statements. Although the Company believes that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

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

Revenue Recognition

Customer contracts that require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications are accounted for under the percentage of completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Accounting for such contracts is essentially a process of measuring the results of relatively long-term events and allocating those results to relatively short-term accounting periods. This involves considerable use of estimates in determining costs and profits and thereby estimating the timing of revenue recognition and in assigning the amounts to accounting periods. The process is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs, and the extent of progress toward completion. Management continually monitors each of these estimates based on the most current information available from the project managers and project engineers assigned to the programs. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These revisions could materially increase or decrease profit margins on particular contracts in future periods.

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

Company Overview

We are a leading worldwide producer of interactive simulation systems designed to provide training for multiple markets to include the handling and use of small and supporting arms. FATS also competes in air defense and armored vehicle weaponry.

Although we sell our products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 50.5%, 49.7% and 49.6% of the Company’s revenues in fiscal 2002, 2003, and 2004, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on our revenues and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on our future results of operations and financial condition. We expect that sales to the U.S. military will continue to comprise a significant portion of the Company’s revenues due to renewed commitments of the U.S. government to protect and safeguard its domestic and international interests. Significant portions of our revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2002, 2003, and 2004, approximately 40.3%, 48.6% and 50.8%, respectively, of our revenues were derived from sales to international customers. We expect that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance of simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. FATS, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect these sales to international customers. Certain of our international sales are denominated in foreign currencies. We do not currently hedge these foreign currency transactions.

Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, research and development (R&D) costs, bid and proposal expenses, and depreciation and amortization. Selling, general and administrative expenses consist primarily of salaries and commissions, wages, benefits, legal, accounting, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. We expense all R&D costs in the period in which they are incurred.

Restructure Transaction

On August 25, 2000, the Company, its lenders and its largest stockholders (a group of entities affiliated with Centre Partners Management LLC (the Centre Entities)) completed a restructuring transaction, which was accounted for as a troubled debt restructuring, and which reduced the Company’s outstanding indebtedness.

Certain of the financial institutions that participated in the restructuring transaction became holders of significant amounts of our common stock issued in exchange for indebtedness. For a further discussion of the relationship between the Company and its lenders, see Item 13, Certain Relationships and Related Transactions which is incorporated by reference from our definitive Proxy Statement to be filed no later than July 29, 2004.

The Company and its lenders have amended the New Credit Agreement on several occasions. On June 23, 2004 the Company and its lenders agreed to an amendment to extend the maturity date of the New Credit Agreement to October 15, 2005. See Liquidity and Capital Resources and Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth the operations of FATS as a percentage of gross revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31
	2002	2003	2004
Revenue	100.00%	100.00%	100.00%
Cost of revenue	70.45	67.99	62.27

Gross margin	29.55	32.01	37.73

Operating expenses
Selling, general and administrative	18.74	17.06	18.26
Research and development	6.91	4.27	4.04
Depreciation and amortization	3.01	0.89	0.61
Impairment charges	1.64	—	—

Total operating expenses	30.30	22.22	22.91

Operating income (loss)	(0.75)	9.79	14.82

Other income (expense), net
Interest expense, net
Debt, net	0.37	(0.17)	(7.20)
Dividends on mandatorily redeemable preferred stock	—	—	(3.99)
Other, net	(0.10)	0.16	0.15

Total other income (expense)	0.27	(0.01)	(11.04)

Income (loss) before provision for income taxes	(0.48)	9.78	3.78
Provision for income taxes	(8.28)	(1.31)	(3.24)

Net income before preferred stock adjustments	7.80	11.09	7.02
Accretion of preferred stock	(0.46)	(0.46)	—

Net income attributable to common shareholders	7.34%	10.63%	7.02%

Fiscal Year Ended March 31, 2004 Compared to the Fiscal Year Ended March 31, 2003

Net Revenues.    Revenues increased $5.7 million, or 8.7%, to $71.8 million for the twelve months ended March 31, 2004 as compared to $66.1 million for the twelve months ended March 31, 2003. Sales to U.S. military customers for the twelve months ended March 31, 2004 decreased slightly from $28.0 million to $27.4 million. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2004 increased $2.2 million or 38.9% to $7.9 million due to increased opportunities resulting from greater emphasis on this market by management. Sales to international customers for the twelve months ended March 31, 2004 increased $4.4 million, or 13.8%, to $36.5 million. The increase in international sales was primarily due to substantial deliveries of orders that were included in our backlog as of March 31, 2003, as well as increased interest in our products in the international markets.

Cost of Revenue.    Cost of revenues decreased slightly to $44.7 million or 62.2% of revenues for fiscal 2004 as compared to $44.9 million, or 68.0% of revenues, for fiscal 2003. Each of FATS’ primary lines of business showed improved margins for the twelve months ended March 31, 2004 as compared to the twelve months ended

March 31, 2003. The decrease in cost of revenues as a percentage of revenues is attributable to several factors: (1) continued product standardization; (2) improved contract terms and conditions with specific product acceptance criteria; (3) a higher volume of catalog product sales; (4) greater efficiency in the manufacturing process; and (5) improved control over inventory obsolescence. The percentage reduction in cost of revenue reflects management’s efforts to emphasize higher margin contracts and improve efficiency in the manufacturing process.

Gross Margin.    As a result of the foregoing, gross margin increased $5.9 million, or 27.8% to $27.1 million, or 37.7% of revenues, for fiscal year 2004 as compared to $21.2 million, or 32.0% of revenues, for fiscal 2003.

Total Operating Expenses.    Total operating expenses increased $1.8 million, or 12.3% to $16.5 million for fiscal 2004 as compared to $14.7 million for fiscal 2003. As a percentage of revenues, total operating expenses remained fairly constant at 22.9% for the twelve months ended March 31, 2004 as compared to 22.2% for the twelve months ended March 31, 2003. Selling, general and administrative (SG&A) expenses increased to $13.1 million, or 18.3% of revenue, from $11.3 million, or 17.1% of revenue. The 2004 increase in SG&A largely reflects increased bonuses and commissions related to the increased revenue and increased marketing and bid and proposal costs related to the pursuit of new business. Research and development expenses increased slightly to $2.9 million for 2004. While the portion of research and development expenses funded by FATS has remained fairly constant, our total research and development costs have increased from $6.8 million for 2003 to $7.2 million for 2004 or 5.9%, with the portion funded under contracts by customers increasing from $4.0 million in 2003 to $4.3 million in 2004. Depreciation and amortization expense decreased $0.2 million, or (25.6%), reflecting reduced capital spending for SG&A assets.

Operating Income.    As a result of the foregoing, operating income increased $4.1 million to $10.6 million, or 14.8% of revenues, for the twelve months ended March 31, 2004 as compared to $6.5 million, or 9.8% of revenues, for the twelve months ended March 31, 2003.

Other Income (Expense), Net.    Net interest expense on debt, which included $395,000 in amortization of deferred financing costs totaled $5.2 million, or 7.2% of revenues for the twelve months ended March 31, 2004 as compared to $114,000, or 0.2% of revenues for the twelve months ended March 31, 2003, which included $167,000 in amortization of deferred financing costs and was reduced by $3,512,000 in amortization of debt discount. The reduction in interest expense for the amortization of debt discount was attributable to the debt restructuring completed in August 2000. The debt discount was completely amortized as of March 31, 2003, and as a result, we are currently recognizing interest expense at significantly increased levels. We also adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (FAS 150) as of the beginning of fiscal 2004. FAS 150 requires that the Company’s mandatorily redeemable preferred stock be classified as a liability and that dividends on the mandatorily redeemable preferred be included in interest expense. Accordingly we recorded $2.9 million in interest expense for the mandatorily redeemable preferred stock for the twelve months ended March 31, 2004. During fiscal 2003, the dividends on the mandatorily redeemable preferred were reduced by approximately $2.3 million in amortization of a related debt restructuring liability and were recorded as a $298,000 adjustment to net income to arrive at net income attributable to common stockholders. The debt restructure liability was completely amortized as of March 31, 2003, and as a result, we are currently recognizing interest expense related to the preferred stock dividends at significantly increased levels.

Provision for Income Taxes.    The provision for (benefit from) income taxes increased by $1.5 million, or 168.9% to a benefit of $2.3 million for the twelve months ended March 31, 2004 primarily due to the elimination of our valuation allowance for deferred tax assets. FATS had not recorded a tax benefit for a substantial portion of its operating losses due to the uncertainty of future realization through taxable income. It now appears more likely than not that we will be able to recognize the benefit of its deferred tax assets through future taxable income.

Accretion of Preferred Stock Dividends.    The adjustment for the accretion of the preferred stock dividends was classified as interest expense in accordance with FAS 150 for the twelve months ended March 31, 2004, as discussed above. The accretion of preferred stock dividends was previously reduced by amortization of a debt restructure liability allocated to the preferred stock during the restructure transaction in August 2000. As a result, the net accretion of preferred stock dividends during the 2003 fiscal year was reduced by approximately $2.3 million of debt liability amortization. The debt restructure liability was completely amortized as of March 31, 2003, and as a result, we are currently recognizing interest expense related to the preferred stock dividends at significantly increased levels.

Net Income Attributable to Common Stockholders.    As a result of the foregoing, net income attributable to common stockholders decreased $2.0 million to $5.0 million ($0.07 per share) or 7.0% of revenue as compared to $7.0 million ($0.10 per share) or 10.6% of revenue for the twelve months ended March 31, 2003.

Fiscal Year Ended March 31, 2003 Compared to the Fiscal Year Ended March 31, 2002

Net Revenues.    Revenues increased $7.1 million, or 12.0%, to $66.1 million for the twelve months ended March 31, 2003 as compared to $59.1 million for the twelve months ended March 31, 2002. Sales to U.S. military customers for the twelve months ended March 31, 2003 increased slightly from $27.8 million to $28.0 million. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2003 decreased $1.0 million, or (14.2%), to $5.7 million due to increased competition in this market. Sales to international customers for the twelve months ended March 31, 2003 increased $8.3 million, or 34.8%, to $32.1 million. The increase in international sales was primarily due to substantial deliveries of orders that were included in our backlog as of March 31, 2002, as well as increased interest in our products in the international markets.

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

Total Operating Expenses.    Total operating expenses decreased $3.2 million, or (17.9%), to $14.7 million for fiscal 2003 as compared to $17.9 million for fiscal 2002. As a percentage of revenues, total operating expenses decreased to 22.2% for the twelve months ended March 31, 2003 as compared to 30.3% for the twelve months ended March 31, 2002. Selling, general and administrative (SGA) expenses increased slightly to $11.3 million, or 17.1% of revenue, from $11.0 million, or 18.7% of revenue. The 2002 reduction in SG&A as a percentage of revenue largely reflects increased revenue for 2003 and the fact that the 2001 period included certain non-recurring expenses related to the separation agreement with a former President and CEO of the Company and a reserve for legal fees regarding claims made by certain customers of our former subsidiary, Dart International, as well as an increased emphasis by management during the 2003 period to control excess overhead costs. Research and development expenses decreased $1.3 million, or (30.8%), to $2.8 million for 2003. While the portion of research and development expenses funded by us has been decreasing, our total research and development costs have increased from $5.6 million for 2002 to $6.8 million for 2003, or 21.4%, with the portion funded under contracts by customers increasing from $1.5 million in 2002 to $4.0 million in 2003. Depreciation and amortization expense decreased $1.2 million, or (66.8%), reflecting the elimination of amortization of goodwill, which was written-off prior to March 31, 2002.

Operating Income.    As a result of the foregoing, operating income increased $6.9 million to an operating income of $6.5 million, or 9.8% of revenues, for the twelve months ended March 31, 2003 as compared to an operating loss of $0.4 million, or (0.8%) of revenues, for the twelve months ended March 31, 2002.

Other Income (Expense), Net.    Net interest expense, which included $167,000 in amortization of deferred financing costs and was reduced by $3,512,000 in amortization of debt discount, totaled $114,000, or 0.2% of revenues, for the twelve months ended March 31, 2003 as compared to interest income of $220,000, or 0.4% of revenues, for the twelve months ended March 31, 2002, which included $38,000 in amortization of deferred financing costs and was increased by $3,513,000 in amortization of debt discount. The reduction in interest expense for the amortization of debt discount is attributable to the debt restructuring completed by the Company in August 2000. The debt discount was completely amortized as of March 31, 2003, and as a result, we will recognize interest expense at significantly increased levels over the remaining life of the debt.

Provision for Income Taxes.    The provision for (benefit from) income taxes was reduced by $4.0 million, or 82.3%, to a benefit of $867,000 for the twelve months ended March 31, 2003 primarily due to a reduction in the Company’s valuation allowance for deferred tax assets and international tax rate differences. We have not recorded a tax benefit for a substantial portion of our operating losses due to the uncertainty of future realization through taxable income. The unusually large benefit in fiscal year 2002 was attributable to a $4.9 million benefit related to an anticipated refund due to the Company for carryback of certain net operating losses, which was a result of a change in the tax law increasing the carryback period from three to five years.

Accretion of Preferred Stock.    The expense for the accretion of the preferred stock remained fairly constant at approximately $0.3 million for the twelve month periods ended March 31, 2003 and 2002. The accretion of preferred stock dividends has been reduced by amortization of the debt restructure liability allocated to the preferred stock during the restructure transaction in August 2000. As a result, the net accretion of preferred stock dividends during the 2003 and 2002 fiscal years was reduced by approximately $2.3 and $2.1 million, respectively, of debt liability amortization. The debt restructure liability was completely amortized as of March 31, 2003, and as a result, we will recognize accretion of preferred stock dividends at significantly increased levels over the remaining life of the preferred stock.

Net Income Attributable to Common Stockholders.    The net income attributable to common stockholders increased $2.7 million to $7.0 million ($0.10 per share) or 10.3% of revenue as compared to $4.3 million ($0.06 per share) or 7.3% of revenue for the twelve months ended March 31, 2002.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2002 and ending March 31, 2004. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2003				Year Ended March 31, 2004
	Quarter Ended
	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
	(Amounts in thousands, except per share amounts)
Revenue	$13,192	$17,005	$12,463	$23,465	$15,618	$12,931	$16,479	$26,826
Gross margin	3,835	5,802	4,479	7,053	4,271	3,903	6,209	12,725
Gross margin%	29%	34%	36%	30%	27%	30%	38%	47%
Operating Expenses	3,542	3,968	3,723	3,463	3,545	3,842	4,029	5,048

Operating income (loss)	293	1,834	756	3,590	726	61	2,180	7,677
Interest (income) expense	16	44	43	11	1,761	2,058	2,094	2,131
Other (income) expense	(73)	19	(22)	(28)	(42)	58	(166)	43

Income (loss) before provision for income taxes	350	1,771	735	3,607	(993)	(2,055)	252	5,503
Provision for income taxes	119	602	222	(1,810)	(103)	(458)	332	(2,102)

Net income before accretion of preferred stock	231	1,169	513	5,417	(890)	(1,597)	(80)	7,605
Accretion of preferred stock	72	74	75	77	—	—	—	—

Net income attributable to common stockholders	$159	$1,095	$438	$5,340	$(890)	$(1,597)	$(80)	$7,605

Earnings per common share
Basic	$0.00	$0.02	$0.01	$0.07	$(0.01)	$(0.02)	$0.00	$0.11

Diluted	$0.00	$0.02	$0.01	$0.07	$(0.01)	$(0.02)	$0.00	$0.10

Our revenues and results of operations historically have varied substantially from quarter to quarter, and we expect these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company’s contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. We recognize a substantial portion of our revenues upon shipment of FATS’ products to customers under multi-element arrangements, while the timing of a high percentage of our operating expenses, including personnel, rent and debt service, are relatively fixed. As a result, with the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on our quarterly results of operations and financial condition.

Liquidity and Capital Resources

In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the New Credit Agreement) and Partial Exchange Agreement with its lenders. In accordance with the New Credit Agreement, the unpaid principal and accrued interest under the old facility was converted into shares of common stock, shares of Series B mandatorily redeemable preferred stock, Senior Secured Loans, and Junior Secured Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to a sub limit of $828,000. During March, 2002, the Company and its lenders further amended the New Credit Agreement to, among other amendments, provide a $2,200,000 Support Letter of Credit Facility and extend the maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans from March 31, 2003 to September 30, 2003. During the year ended March 31, 2004, the Company voluntarily reduced the availability under the Support Letter of Credit Facility to approximately $793,000. As of March 31, 2004, outstanding Revolving Loans totaled $230,000 and outstanding Letters of Credit totaled $1,111,000, with $296,000 in available unused funds.

On June 26, 2003, and again on June 23, 2004, the Company and its lenders agreed to further amend the New Credit Agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit first from September 30, 2003 to October 15, 2004, and subsequently to October 15, 2005. The extension also extended to October 15, 2005, the date on which the Company’s Series B mandatorily redeemable preferred stock becomes redeemable by the holders.

Under the terms of the June 26, 2003 amendment, we paid an amendment fee of approximately $409,000 in July 2003, reduced the outstanding balance of the Senior Secured Loans by approximately $400,000 as of December 31, 2003, and were scheduled to reduce the outstanding balance by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and then to prime plus 3.5% for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged.

Under the terms of the June 23, 2004 amendment, if we have not refinanced the New Credit Agreement prior to September 30, 2004, we will pay an amendment fee of approximately $410,000 on September 30, 2004. If we have refinanced the New Credit Agreement by September 30, 2004, the amendment fee is reduced to approximately $205,000. Also under the terms of the June 23, 2004 amendment, the June 30, 2004 payment on the Senior Secured Loans was reduced to $500,000 and additional payments of $2,000,000, $400,000 and $1,100,000 are scheduled to occur on August 31, 2004, December 31, 2004 and June 30, 2005, respectively. All other terms and conditions in effect as of March 31, 2004 remain unchanged.

Accordingly, a total of approximately $38,102,000 under the New Credit Agreement has been classified as long-term debt in our Consolidated Balance Sheet as of March 31, 2004.

As of March 31, 2004, we had working capital of $28.1 million compared to $24.0 million as of March 31, 2003. The net $4.1 million increase in working capital is primarily due to a $4.8 million increase in accounts receivable, a $2.2 million increase in inventories, and a $1.6 million decrease in accounts payable which was partially offset by a $2.3 million increase in accrued liabilities and a $2.5 million increase in long-term debt due within one year. The $4.8 million increase in accounts receivable was due to significant fourth quarter revenue, which was primarily recognized in March 2004.

We had a net decrease in cash and cash equivalents of $1.1 million for the twelve months ended March 31, 2004 compared to a net decrease of $0.8 million for the twelve months ended March 31, 2003. For the period ended March 31, 2004, our operating activities generated cash of approximately $1.3 million, primarily through $5.0 million in profitable operations after a $2.9 million non-cash expense for dividends on mandatorily redeemable preferred stock and an increase in accrued liabilities, offset by increases in accounts receivable, inventories and decreases accounts payable. Our investing activities used cash of approximately $2.2 million, primarily for capital expenditures and additions to restricted cash, and the reduction of long-term debt and payment of deferred finance charges consumed an additional $800,000.

Our $36.9 million stockholders’ deficit as of March 31, 2004, consists primarily of $161.2 million in accumulated deficit offset substantially by $123.2 million of additional paid-in capital. The $161.2 million accumulated deficit results primarily from $172.2 million in charges associated with a July 1996 recapitalization of the Company including the purchase and cancellation of 46.8 million shares of stock held by the former 100% owner of the Company. Positive retained earnings from operations reduced the recapitalization charges by approximately $11.0 million as of March 31, 2004.

Our primary capital requirements are for working capital, debt service, and capital expenditures. Since August of 2000, we have financed our operations and growth primarily through internally generated funds and income tax refunds. With the extension of the Company’s Senior and Junior Secured Loans and Revolving Loans

and Letters of Credit through October 15, 2005, as discussed above, management believes that funds provided by operations will be sufficient to fund our cash needs and anticipated capital expenditures through the year ending March 31, 2005.

We are currently in discussions with and have received proposals from several parties to negotiate an ultimate refinancing of the New Credit Agreement. However, there can be no assurance that such a refinancing may be completed on terms that would be favorable to us, if at all.

Commitments and Other Contractual Obligations

Disclosure of Commitments and Other Contractual Obligations

March 31, 2004

(amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 4 - 5 years	After 5 years
Long-term debt
Working capital - borrowings	$230	$—	$230	$—	$—
Long-term debt - Senior	11,582	2,900	8,682	—	—
Long-term debt - Junior	29,190	—	29,190	—	—
Capital lease obligations	119	53	66	—	—
Mandatorily redeemable preferred stock	30,485	—		—	30,485
Other
Open purchase orders	6,899	6,039	800	60	—
Operating lease obligations	3,146	904	1,563	679	—

Total	$81,651	$9,896	$40,531	$739	$30,485

The preferred stock is subject to mandatory redemption on the latest maturity date (October 15, 2004, as of March 31, 2004) of the Senior Secured Loans (Note 3) at the liquidation value thereof. As discussed in Note 3, subsequent to March 31, 2004, the Company and its lenders agreed to amend the New Credit Agreement to extend the maturity date of the Senior Secured Loans to October 15, 2005. Accordingly, the date on which the Series B preferred stock is subject to redemption was also extended to October 15, 2005. Accordingly, the mandatorily redeemable preferred stock is not classified as a current liability as of March 31, 2004. Delaware law prohibits the redemption of shares out of impaired capital. Since the Company has a total stockholders’ deficit of approximately ($36,914,000) and is generating net income of approximately $5 to $7 million per year, the law precludes the Company from redeeming any of the mandatorily redeemable preferred stock for the next several years. Accordingly, the mandatorily redeemable preferred stock is not classified as a commitment with the same maturity as the Senior Secured Loans as of March31, 2004.

Off Balance Sheet Arrangements

As of March 31, 2004, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as of the beginning of our fiscal year ended March 31, 2004. The adoption of SFAS 150 did not have a material overall impact on the Company’s financial statements. However, the adoption did cause $2,867,000 of dividends on mandatorily redeemable preferred stock to be reported as a component of interest expense in the current year, rather than as an adjustment to net income in arriving at net income attributable to common stockholders as in prior years.

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are material risks to our business, together with the information contained elsewhere in this Report, before you make a decision to invest in our company.

A failure to restructure our existing debt or obtain necessary additional capital in the future could jeopardize our operations.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We currently have approximately $41.0 million outstanding under the New Credit Agreement that matures in October 2005. Without restructuring this debt, cash flow from operations and cash on hand will not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to restructure our debt or obtain additional financing to repay this debt on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to restructure our debt, or obtain additional funding to repay this debt and support our working capital and capital investment requirements, could cause us to be in default of our existing debt and prevent us from making expenditures that are needed to allow us to grow or maintain our operations. Moreover, if we fail to pay our liabilities under the New Credit Agreement, the lenders may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

We are currently in discussions with and have received proposals from several parties to negotiate an ultimate refinancing of the New Credit Agreement. However, there can be no assurance that such a refinancing may be completed on terms that would be favorable to us, if at all.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

Our accumulated deficit and stockholders’ deficit was approximately $161.2 million and $36.9 million, respectively, as of March 31, 2004. Moreover, the terms of our New Credit Agreement may limit our ability to, among other things:

•	incur additional debt;

•	retire or exchange outstanding debt;

•	pay cash dividends, redeem, retire or repurchase our stock or change our capital structure;

•	acquire assets or businesses or make investments in other entities;

•	enter into certain transactions with affiliates;

•	merge or consolidate with other entities;

•	sell or otherwise dispose of assets or use the proceeds from any asset sale or other disposition; and

•	create additional liens on our assets.

Our available cash, and the remaining borrowing capacity under our credit facility may not be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. Our ability to borrow additional funds or raise additional equity is limited by the terms of our outstanding debt instruments and/or our financial condition.

Our quarterly results are subject to significant variations.

Our revenues and results of operations historically have varied substantially from quarter to quarter, and we expect these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company’s contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. We recognize revenues primarily upon shipment of our products to FATS customers, while a high percentage of our operating expenses, including personnel, rent and debt service, are relatively fixed in advance of any particular quarter. As a result, the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on our quarterly results of operations and financial condition. For example, the three months ended March 31, 2004 accounted for [37.3]% of revenues and [72.0]% of net income for fiscal 2004. As a result of the foregoing factors, our operating results for a future quarter may be below the expectations of public market analysts and investors. In such event, the price of the common stock will likely be adversely affected.

Our business relies on maintaining key customer relationships and certain key contracts.

In fiscal 2002, the Company’s five largest customers accounted for approximately 50.5% of the Company’s revenues, with four customers accounting for more than 10% of revenues. In fiscal 2003, the Company’s five largest customers accounted for approximately 49.7% of the Company’s revenues, with two customers accounting for more than 10% of revenues. In fiscal 2004, the Company’s five largest customers accounted for approximately 49.6% of the Company’s revenues, with three customers accounting for more than 10% of revenues. Given the nature of our contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach our growth objectives, we will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of virtual simulated training solutions or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on our results of operations or financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

Our business relies on obtaining key government contracts that are subject to regulatory requirements and availability of public funds.

Most of our customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 38.1% of our revenues for fiscal 2004 were attributable to sales to military authorities in the U.S., 11.1% were attributable to sales to law enforcement authorities in the U.S. and 50.8% were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. Such contracts may be conditioned upon the continuing availability of public funds, which in term depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for a variety of factors when it is in the best interest of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on our future results of operations and financial condition. See Business—Government Contracts and Regulations and —Customers.

Our business relies on maintaining and growing sales to international customers.

A significant portion of our sales is made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 2004, 2003 and 2002, 50.8%, 48.6% and 40.3% of our revenues, respectively, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which we compete. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of our products by international customers or in foreign currency exchange losses. In certain cases, we have reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of our customers and/or by providing in our contracts for payment in U.S. dollars. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, Business—Target Market, —Customers and Notes 7 and 12 of Notes to Consolidated Financial Statements.

Our business depends on our ability to manage growth.

Our revenues have grown at a compound annual growth rate of 16.6% over the last five years to $71.8 million in fiscal 2004. This growth has been a result of our ability to define, develop and expand the markets for FATS products. Our future growth will depend on our ability to conduct such activities with the same or greater degree of success as in the past. Any such growth will continue to place significant demands on our management and other resources. In particular, we will have to continue to increase the number of FATS personnel, particularly marketing and management personnel, and continue to develop and improve our operational, financial and other internal systems, both in the U.S. and internationally. Our inability to manage growth effectively could have a material adverse effect on the quality of our products and services, our ability to attract and retain key personnel, our business prospects and our results of operations and financial condition.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ronavan Mohling, our Chief Executive Officer, David McGrane, our Chief Operating Officer, John Morelli, our Chief Financial Officer, and other key management, sales, marketing and R&D personnel. Failure to retain such key personnel or to attract and integrate other qualified personnel could have a material adverse effect on our results of operations and financial condition. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

Our market is continuing to develop and there is no assurance that our products will obtain global acceptance.

The market for interactive small and supporting arms training simulators is developing, and we believe that the Company’s future success will depend upon, among other factors, the extent to which domestic and foreign military services and law enforcement departments continue to adopt simulation in their training regimens. There can be no assurance that the use of simulation training systems will become widespread or continue to grow or that our products will maintain their current share of the market. See Business—Industry Overview.

We are likely to face continued competition for our products.

The relatively undeveloped nature of the market in which we compete may attract new entrants, as they perceive opportunities in this market. While management believes that the Company is currently the most effective competitor in its market, existing and new competitors may have significantly greater financial, technical and marketing resources than the Company, may foresee the course of market developments more accurately than the Company, may develop products or may adapt more quickly than the Company to new technologies or evolving customer requirements. With respect to potential competitors, we believe that as the firearms simulation market continues to develop, a number of large domestic defense contractors have the capacity to become significant competitors due to their expertise with complex simulation systems and their relationships with the DOD and the U.S. Congress. There can be no assurance that we will be able to maintain our current market position, and failure to compete successfully with existing and new competitors could have a material adverse effect on our results of operations and financial condition. See Business—Competition.

Our success is dependent upon the Company’s ability to incorporate rapid technological change.

Our R&D personnel use certain established market-leading technologies to develop simulation systems and related products. Our continued success will depend on our ability to incorporate in FATS products changing technologies in such fields as electronics, mechanical engineering, training development and audio-visual and to develop and introduce new technology that meets the increasingly sophisticated training needs of our customers. Although we continuously pursue product R&D efforts, there can be no assurance that we will be successful in adapting to these developments in a timely fashion. Any failure to so adapt could have a material adverse effect on our results of operations and financial condition. See Business—Research and Development.

Ownership of our stock is concentrated in a few existing stockholders.

A group of institutional lenders including the Centre Entities beneficially own or have voting control over approximately 86.0% of the total outstanding shares of common stock with the Centre Entities owning approximately 48.2%. Additionally, the Centre Entities hold a seat on our Board of Directors. Such concentration of ownership may have the effect of delaying or preventing certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of the common stock might receive a premium on their shares over a prevailing market price. In addition, by virtue of ownership of a majority of the outstanding voting stock of the Company, the institutional lenders and the Centre Entities will be able to control all elections of the directors as well as all other matters submitted to a vote of stockholders, including amendments to the certificate of incorporation, mergers and sales of substantially all assets, going private transactions and other extraordinary transactions.

Provisions of our governing documents could discourage acquisition proposals or delay a change in control.

Our Board of Directors is classified into three classes, each of which will serve for three years, with one class being elected each year. In addition, our Board of Directors is empowered to issue, without stockholder action, preferred stock having the terms designated by the Board of Directors. The structure of the Board of Directors and the existence of this “blank check preferred” could render more difficult an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock and could adversely affect the rights and powers, including voting rights, of the holders of common stock.

Investor interest in our common stock may be negatively affected by our continued trading on the Over-the-Counter Bulletin Board.

Our stock continues to trade on the NASD-operated Over-the-Counter (“OTC”) Bulletin Board. The OTC Bulletin Board market is generally considered to be less efficient and not as liquid as NASDAQ’s National Market. Continued trading in this market may decrease the market value and liquidity of our stock, which could materially and adversely affect our ability to attract additional investment to finance our operations. Numerous factors including announcements of fluctuations in the Company’s or its competitors’ operating results could have a significant impact on the future price of our common stock. In addition, in recent years, the equity market has experienced extreme price and volume fluctuations that have affected the market price for many growth companies and that frequently have been unrelated to the operating performance of those companies. Such market fluctuations may materially and adversely affect the market price of the common stock.

We have no present intention to pay dividends and our credit facility restricts our ability to pay dividends in the future.

We currently intend to retain all available funds to finance the operation and expansion of our business and therefore do not anticipate paying any dividends on the common stock in the foreseeable future. In addition, the New Credit Agreement prohibits the payment of any dividends in respect of the common stock. See Liquidity and Capital Resources.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. We may seek to patent certain processes or equipment in the future. We do not know if any of our patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

We believe that we do not infringe upon the proprietary rights of any third party. It is possible, however, that such a claim might be asserted successfully against us in the future. Our ability to provide our services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad. We may be unaware of intellectual property rights of others that may, or may be claimed, to cover our technology. Current or future claims could result in costly litigation and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements to the extent necessary for the conduct of our business. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our proprietary or licenses systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our business and profitability.

Item 7(a).	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, we have interest rate risk associated with fixed rate debt at maturity. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we borrow at fixed rates when we have the opportunity and believe it is in the Company’s best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at March 31, 2004.

As of March 31, 2004, we had a total of approximately $29 million in fixed rate debt at an interest rate of 15%, which, under the terms of a firm commitment of extension will mature on October 15, 2005. We also have a total of approximately $11.8 million in variable rate debt at an interest rate of prime plus primarily 3.5%, (7.50% as of March 31, 2004) which, under the terms of a firm commitment of extension will mature on October 15, 2005. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

We also have market risk exposure, to a lesser extent, to fluctuations in foreign currency exchange rates. As of March 31, 2004, we had an account receivable valued at approximately $10.3 million that is payable in Euros on about August 1, 2004. To date we have not experienced significant losses due to fluctuations in foreign currency exchange rates and have not participated in foreign currency exchange contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Firearms Training Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and its subsidiaries at March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended March 31, 2002, 2003 and 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of statements of financial accounting standards No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity, and changed its method of accounting for dividends on mandatorily redeemable preferred stock as of April 1, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

May 21, 2004, except for Note 3 as to which the date is June 23, 2004

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2004
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$3,457	$2,367
Restricted cash	1,439	2,502
Accounts receivable, net of allowance of $350 and $362 in 2004 and 2003, respectively	18,469	23,317
Costs and estimated earnings in excess of billings on uncompleted contracts	4,697	4,268
Unbilled receivables	103	62
Inventories, net	10,059	12,221
Income taxes receivable	823	104
Deferred income taxes	—	770
Prepaid expenses and other current assets	1,643	1,020

Total current assets	40,690	46,631
Property and equipment, net	2,018	2,398
Other assets
Deferred income taxes	—	2,004
Intangible assets, net	98	187

Total assets	$42,806	$51,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Long-term debt due within one year	$457	$2,953
Accounts payable	5,248	3,679
Accrued liabilities	4,826	7,002
Accrued interest	861	949
Income taxes payable	176	214
Billings in excess of costs and estimated earnings on uncompleted contracts	1,277	1,428
Deferred revenue	1,854	1,239
Warranty and contract cost provision reserve - current	2,015	1,074

Total current liabilities	16,714	18,538
Long-term debt	39,858	38,168
Warranty and contract cost provision reserve - noncurrent	615	356
Other noncurrent liabilities	496	587
Commitments and contingencies
Redeemable preferred stock	27,617	30,485
Stockholders’ deficit
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,153 shares issued and outstanding	—	—
Additional paid-in capital	123,215	123,215
Stock warrants	613	613
Accumulated deficit	(166,219)	(161,181)
Accumulated other comprehensive income (loss)	(103)	439

Total stockholders’ deficit	(42,494)	(36,914)

Total liabilities and stockholders’ deficit	$42,806	$51,220

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31
	2002	2003	2004
	(in thousands, except per share amounts)
Revenue	$59,057	$66,125	$71,854
Cost of revenue	41,607	44,956	44,746

Gross margin	17,450	21,169	27,108

Operating expenses
Selling, general and administrative	11,065	11,283	13,124
Research and development	4,083	2,824	2,902
Depreciation and amortization	1,776	589	438
Impairment charges	971	—	—

Total operating expenses	17,895	14,696	16,464

Operating income (loss)	(445)	6,473	10,644

Other income (expense), net
Interest expense, net
Debt, net	220	(114)	(5,177)
Dividends on mandatorily redeemable preferred stock	—	—	(2,867)
Other, net	(61)	104	107

Total other income (expense)	159	(10)	(7,937)

Income (loss) before provision for income taxes	(286)	6,463	2,707
Provision for income taxes	(4,892)	(867)	(2,331)

Net income before preferred stock adjustments	4,606	7,330	5,038
Accretion of preferred stock	(270)	(298)	—

Net income attributable to common stockholders	$4,336	$7,032	$5,038

Earnings per share
Basic income per share	$0.06	$0.10	$0.07

Diluted income per share	$0.06	$0.10	$0.07

Weighted average common shares outstanding - basic	70,152	70,153	70,153
Weighted average common shares outstanding - diluted	70,829	71,729	72,023

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Voting Common		Additional Paid-In Capital	Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(Dollars in thousands)
Balance, March 31, 2001	70,084,603	$—	$123,742	$613	$(178,155)	$(286)	$(54,086)
Net income					4,606
Foreign currency translation adjustment						(93)

Comprehensive Income							4,513
Preferred stock dividends			(270)				(270)
Common stock issued to 401(k) plan	68,536	—	41				41

Balance, March 31, 2002	70,153,139	—	123,513	613	(173,549)	(379)	(49,802)
Net income					7,330
Foreign currency translation adjustment						276

Comprehensive Income							7,606
Preferred stock dividends			(298)				(298)

Balance, March 31, 2003	70,153,139	—	123,215	613	(166,219)	(103)	(42,494)
Net income					5,038
Foreign currency translation adjustment						542

Comprehensive Income							5,580

Balance, March 31, 2004	70,153,139	$—	$123,215	$613	$(161,181)	$439	$(36,914)

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31
	2002	2003	2004
	(in thousands)
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$4,336	$7,032	$5,038
Adjustments for non-cash items
Non-cash employee compensation	41	—	—
Preferred stock adjustments to Net Income	270	298	2,868
Amortization of debt discount	(3,513)	(3,512)	—
Non-cash interest and financing costs	2,570	853	1,500
Depreciation and amortization	1,783	925	826
Change in inventory reserve	2,492	(2,311)	(516)
Change in warranty and contract cost provision reserve	(815)	(1,095)	(1,200)
(Gain) loss on sale of assets	(66)	12	(72)
Loss on impairment of assets	971	—	—
Deferred income taxes	(201)	(22)	(2,774)
Changes in assets and liabilities
Accounts receivable, net	(1,909)	(7,969)	(4,848)
Income taxes receivable	(3,679)	3,665	719
Costs and estimated earnings in excess of billings on uncompleted contracts	(336)	(2,881)	429
Unbilled receivables	(23)	1,275	41
Inventories	842	1,686	(1,646)
Prepaid expenses and other current assets	(327)	(199)	623
Accounts Payable	1,528	818	(1,569)
Accrued liabilities	1,065	(227)	2,264
Income taxes payable	—	176	38
Billings in excess of costs and estimated earnings on uncompleted contracts	8	992	151
Deferred revenue	(731)	952	(615)
Noncurrent liabilities	(217)	(83)	91

Total adjustments	(247)	(6,647)	(3,690)

Net cash provided (used) by operating activities	4,089	385	1,348

Cash flows from investing activities
Change in restricted cash	(806)	(5)	(1,063)
Purchase of property and equipment	(758)	(1,350)	(1,156)
Proceeds from disposal of property and equipment	59	19	72
Acquisition of other assets	(33)	—	—

Net cash provided (used) by investing activities	(1,538)	(1,336)	(2,147)

Cash flows from financing activities
Proceeds from long-term debt	—	—	100
Payments on long-term debt	(70)	(34)	(474)
Payment of deferred financing costs	—	(250)	(409)

Net cash provided (used) by financing activities	(70)	(284)	(783)

Effect of exchange rate changes on cash	(93)	440	492

Net increase (decrease) in cash and cash equivalents	2,388	(795)	(1,090)
Cash and cash equivalents, beginning of year	1,864	4,252	3,457

Cash and cash equivalents, end of year	$4,252	$3,457	$2,367

Supplemental cash flow disclosures
Cash paid (received) for
Interest	$965	$2,866	$3,557
Income taxes	$(1,030)	$(4,592)	$77
Non-cash investing and financing activities
Vehicles acquired through capital leases	$—	$209	$—
Transfer of property and equipment to inventory	$242	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Firearms Training Systems, Inc. (FATS or the Company) was incorporated in Delaware in 1984.

FATS is engaged in the development, manufacture, sale, and service of judgmental, tactical and combined arms virtual training systems utilizing quality engineered weapons and simulators. The Company’s products include simulators for military and law enforcement training. The Company’s customers include military and law enforcement agencies throughout the United States and most parts of the world.

The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the Operating Subsidiary). As of March 31, 2004, FATS, Inc. had six wholly owned subsidiaries (collectively, the Subsidiaries): Firearms Training Systems Limited, which is based in the United Kingdom; F.A.T.S. Singapore Pte, Ltd.; Firearms Training Systems Netherlands, B.V.; FATS Canada, Inc., which is based in Montreal, Canada (Canada); FATS Canada Holdings, Inc. and Firearms Training Systems Australia Pty Ltd. On April 1, 2004, FATS Canada, Inc. and FATS Canada Holdings, Inc. completed an amalgamation under Section 185 of the Canada Business Corporations Act with FATS Canada, Inc. continuing as the amalgamated corporation.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

Restricted cash represents escrow accounts at financial institutions to collateralize letters of credit to ensure contract performance by the Company under specific contracts, which are for the most part substantially completed within one year. As each contract is completed, the restricted cash related to that contract becomes unrestricted. Approximately $1,709,000 of the cash is invested in certificates of deposit yielding from 0.25% to 2.30% with maturity dates ranging from June 3, 2004 to April 23, 2005, unless otherwise extended.

Inventories

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average basis or market. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value. During the fiscal years ended March 31, 2003 and 2004, the Company completed a full assessment of inventory on hand, implemented significant excess and obsolete inventory review procedures and scrapped significant portions of the inventory deemed to be obsolete. This resulted in significant decreases in the inventory reserve during 2003 and 2004.

Inventories consist of the following (in thousands)

	March 31,
	2003	2004
Raw materials	$5,962	$6,293
Work in process	2,436	3,918
Finished goods	2,870	2,703

Inventories, gross	11,268	12,914
Reserve for excess and obsolete inventory	(1,209)	(693)

Inventories, net	$10,059	$12,221

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2003 and March 31, 2004, respectively, are as follows (in thousands):

	March 31,
	2003	2004
Costs incurred on uncompleted contracts	$26,727	$34,322
Estimated earnings	12,087	13,007

	38,814	47,329
Less: billings to date	(35,394)	(44,489)

	$3,420	$2,840

Such amounts are included in the following accounts
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,697	$4,268
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,277)	(1,428)

	$3,420	$2,840

Property and Equipment

Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2002, 2003, and 2004 was $1,591,000, $925,000 and $826,000, respectively.

Property and equipment consists of the following (in thousands)

	March 31,
	2003	2004
Machinery and equipment	$3,702	$3,966
Demonstration equipment	3,138	3,420
Software	1,210	1,391
Furniture and fixtures	616	796
Vehicles	528	789
Leasehold improvements	348	461

	9,542	10,823
Accumulated depreciation	(7,524)	(8,425)

Property and equipment, net	$2,018	$2,398

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposition, with the assets carrying value. In the event the assets carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recorded for the difference between the carrying value and the fair value of the asset.

During the 2002 fiscal year the Company recorded an impairment loss of $971,000, which is discussed in the following paragraph. There were no events or changes in circumstances related to long-lived assets during the 2003 or 2004 fiscal years and, accordingly, management believes that the remaining long-lived assets in the accompanying balance sheets are appropriately reflected.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands)

	March 31,
	2003	2004
Sales commissions, bonuses and agents’ commissions	$929	$2,495
Salaries and related expenses	1,437	1,695
Professional fees	173	372
Business taxes	585	474
Licenses and contract obligations	525	505
Other	1,177	1,461

Accrued liabilities	$4,826	$7,002

Warranty and Contracts Cost Provision Reserve

Warranty and contract cost provision reserves consist of the following (in thousands)

	March 31,
	2003	2004
Contract cost provision reserve	$1,926	$1,216
Warranty provision reserve	704	214

	2,630	1,430
Current portion	(2,015)	(1,074)

Noncurrent portion	$615	$356

Contract Cost Provision Reserve

Management routinely assesses the Company’s performance and estimated cost to complete ongoing sales contracts. In the event Management anticipates incurring costs in excess of contract revenues, the Company records a contract cost provision reserve in an amount equal to the estimated costs in excess of contracted

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended March 31
	2002	2003	2004
Risk-free interest rate	N/A	N/A	2.28%
Expected dividend yield	N/A	N/A	—
Expected lives (in years)	N/A	N/A	3.50
Expected volatility	N/A	N/A	221.58%

The Company issued options to purchase a total of 5.8 million shares of its common stock under its option plan on May 1, 2003, with an exercise price equal to the $0.40 per share market value of the stock on that date. No options were granted during the fiscal years ended March 31, 2002 or 2003, and accordingly, the assumptions are not applicable for those periods.

The weighted-average grant-date fair value of options granted during the fiscal year ended March 31, 2004 was computed as approximately $2.2 million or $0.38 per share under option. That value and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net earnings and earnings per share as if the Company had accounted for options using the fair value method is as follows:

	Years Ended March 31
	2002	2003	2004
	(in thousands, except per share amounts)
Net income attributable to common stockholders
As reported	$4,336	$7,032	$5,038
Fair value based compensation cost, net of taxes	(785)	(12)	(215)

Pro forma net income attributable to common stockholders	$3,551	$7,020	$4,823

Basic income per share
As reported	$0.06	$0.10	$0.07
Pro forma	$0.05	$0.10	$0.07
Diluted income per share
As reported	$0.06	$0.10	$0.07
Pro forma	$0.05	$0.10	$0.07

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain other disclosures are required with respect to stock compensation under the provisions of SFAS No. 123 and are included in Note 5.

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt as of March 31, 2003 and 2004. In management’s opinion, the carrying amounts of these financial instruments, with the exception of the long-term debt, approximate their fair values due to the immediate or short-term maturity of these financial instruments. A portion of long-term debt bears interest at a fluctuating rate based on the prime rate. The Company therefore believes that the carrying amount of fluctuating rate debt approximates fair value. The remaining portion of the Company’s long-term debt is fixed at 15%. As of March 31, 2004, the Company believes the carrying amount of the fixed rate debt approximates fair value due to the close proximity to its maturity date of October 15, 2004. Subsequent to March 31, 2004, the Company negotiated an extension of the maturity date of the fixed rate debt with no increase in the rate until the extended maturity date. See Note 3.

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

Employee Benefit Plan

The Company has a defined contribution profit sharing plan (the Plan) that covers substantially all Company employees. The Plan provides for annual contributions by the Company at the discretion of the board of

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors. The Plan also contains a 401(k) feature, which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Matching of contributions with Company stock ended in May 2001. Total contributions by the Company to the Plan were approximately $168,000, $238,000, and $309,000 for the years ended March 31, 2002, 2003, and 2004, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs incurred are included as a part of the cost of revenues.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of the beginning of our fiscal year ended March 31, 2004. The adoption of SFAS 150 did not have a material overall impact on the Company’s financial statements. However, the adoption did cause $2,867,000 of dividends on mandatorily redeemable preferred stock to be reported as a component of interest expense in the current year, rather than as an adjustment to net income in arriving at net income attributable to common stockholders as in prior years.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to the 2004 presentation.

3.	Long-Term Debt

Long-term debt consists of the following (in thousands)

	March 31,
	2003	2004
Working capital - borrowings	$130	$230
Long-term debt - Senior	12,000	11,582
Long-term debt - Junior	28,010	29,190
Capital lease obligations	175	119

	40,315	41,121
Due within one year	(457)	(2,953)

Long-term debt	$39,858	$38,168

In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the New Credit Agreement) and Partial Exchange Agreement with its lenders and its largest stockholders (a group of entities affiliated with Centre Partners Management LLC (the Centre Entities)). In accordance with the New Credit Agreement, the unpaid principal and accrued interest under the old facility was converted into shares of Common Stock, shares of Series B mandatory redeemable preferred stock, Senior Secured Loans, and Junior Secured Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to a sub limit of $828,000. During March, 2002, the Company and its lenders further amended the New Credit Agreement to, among other amendments, provide a $2,200,000 Support Letter of Credit Facility and extend the maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans from March 31, 2003 to September 30, 2003. On June 26, 2003, the Company and its lenders further amended the New Credit Agreement (the Fifth Amendment) to, among other things, extend the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from September 30, 2003 to October 15, 2004. During the year ended March 31, 2004, the Company voluntarily reduced the availability under the Support Letter of Credit Facility to approximately $793,000 and borrowed an additional $100,000 under the Revolving Loans. As of March 31, 2004, outstanding Revolving Loans totaled $230,000 and outstanding Letters of Credit totaled $1,111,000, with $296,000 in available unused funds.

The exchange of the old credit facility and note for the new loans, preferred stock, and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15). Accordingly, the new obligation was recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of equity interest issued. Therefore, the common stock issued was recorded at its market value at the time of issuance. The carrying value of the old credit facility and note, including accrued interest and unamortized debt issuance costs, less the value of the common stock issued and face values of the new debt and preferred stock, resulted in a debt restructuring liability of approximately $14.6 million. The debt restructuring liability was allocated to the new debt and mandatory redeemable preferred stock based on the relative face values of the instruments and was amortized against interest expense and accretion of preferred stock dividends through the original maturity dates of the instruments of March 31, 2003. As a result, the Company recorded interest expense and accretion of preferred stock on a discounted basis for the years ended March 31, 2002 and 2003. Interest expense was reduced by approximately $3,513,000 and $3,512,000 during each of the years ended March 31, 2002 and 2003, respectively. The reduction in the liability allocated to long-term debt and corresponding reduction in interest expense is shown as amortization of debt discount on the accompanying statements of cash flows. As of March 31, 2003, the debt restructuring liability related to the new debt was fully amortized and interest expense is reported without the related offsetting amortization for the year ended March 31, 2004.

Under the terms of the Fifth Amendment, the Company paid an amendment fee of approximately $409,000 in July 2003 and reduced the outstanding balance of the Senior Secured Loans by approximately $400,000 as of December 31, 2003, and agreed to reduce the outstanding balance of the Senior Secured Loans by an additional amount of approximately $1,100,000 on June 30, 2004. The interest rate on the Senior Secured Loans increased from prime plus 1% to prime plus 2.5% for the period from June 2, 2003 through December 31, 2003 and then to prime plus 3.5% (7.50% at March 31, 2004) for the period from January 1, 2004 until the maturity date. The interest rate on the Junior Secured Loans increased from 10% to 15% for the period from June 2, 2003 through the maturity date, with 10% payable in cash and 5% payable in additional notes with the same terms. All other terms and conditions of the New Credit Agreement remain unchanged. Prior to the Fifth Amendment, interest on the Junior Secured Loans was payable quarterly in notes with the same terms or in cash if the Company’s EBITDA exceeded 120% of the amount necessary for payment of interest on the loans, excluding the Junior Secured Loans. During the years ended March 31, 2002, 2003 and 2004 the Company issued additional Junior Secured Loans as payment in kind of junior interest totaling approximately $3,634,000, $675,000 and $1,180,000, respectively. The additional Junior Secured Loans issued are included in the total Junior Secured Loan amount above. The Revolving Loans and Support Letters of Credit bear interest at the Prime Rate plus 2% (6.00% at March 31, 2004), payable quarterly in cash.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets, a pledge of all of the common shares of the operating subsidiary, and a pledge of 65% of the capital stock of the Company’s foreign subsidiaries. The New Credit Agreement also contains restrictive covenants, which, among other things, limit borrowings and capital expenditures and require certain interest coverage ratios, as defined, to be maintained. As of March 31, 2004, the Company was in compliance with the covenants of the New Credit Agreement as amended.

On June 23, 2004, the Company and its lenders agreed to amend the New Credit Agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from October 15, 2004 to October 15, 2005. Under the terms of the June 23, 2004 amendment, if the Company has not refinanced the New Credit Agreement prior to September 30, 2004, the Company will pay an amendment fee of approximately $410,000 on September 30, 2004. If the Company has refinanced the New Credit Agreement by September 30, 2004, the amendment fee is reduced to approximately $205,000. Also under the terms of the June 23, 2004 amendment, the June 30, 2004 payment on the Senior Secured Loans was reduced to $500,000 and additional payments of $2,000,000, $400,000 and $1,100,000 are scheduled to occur on August 31, 2004, December 31, 2004 and June 30, 2005, respectively. All other terms and conditions in effect as of March 31, 2004 remain unchanged.

Accordingly, a total of approximately $38,102,000 under the New Credit Agreement has been classified as long-term debt in the Company’s Consolidated Balance Sheet as of March 31, 2004.

4.	Mandatorily Redeemable Preferred Stock

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

The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (Note 3). Accretion related to dividends earned during the years ended March 31, 2002, 2003 and 2004 totaled approximately $2,353,000, $2,597,000 and $2,867,000. As discussed in Note 3, these amounts were previously offset by the reduction of approximately $2,083,000 and $2,299,000 in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $270,000 and $298,000 for the years ended March 31, 2002 and 2003, respectively. As of March 31, 2003, the debt restructuring liability related to the preferred stock was fully amortized and, therefore for the year ended March 31, 2004, the total $2,867,000 of preferred stock dividends was reported without the related offsetting amortization.

The Company adopted the classification provisions of SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity as of the beginning of the year ended March 31, 2004. Those provisions require the Company to include the mandatorily redeemable preferred stock as a liability in its balance sheet and to include the dividends on the preferred stock as a component of interest expense in its income statement, and prohibit reclassification of prior year amounts. Accordingly, the net accretion of preferred stock dividends was reported as an adjustment to net income to arrive at net income attributable to common stockholders for the years ended March 31, 2002 and 2003, and the total preferred stock dividends was reported as interest expense in the income statement for the year ended March 31, 2004.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preferred stock is subject to mandatory redemption on the latest maturity date (October 15, 2004, as of March 31, 2004) of the Senior Secured Loans (Note 3) at the liquidation value thereof. As discussed in Note 3, subsequent to March 31, 2004, the Company and its lenders agreed to amend the New Credit Agreement to extend the maturity date of the Senior Secured Loans to October 15, 2005. Accordingly, the date on which the Series B preferred stock is subject to redemption was also extended to October 15, 2005. Accordingly, the mandatorily redeemable preferred stock is not classified as a current liability as of March 31, 2004. Delaware law prohibits the redemption of shares out of impaired capital. Since the Company has a total stockholders’ deficit of approximately ($36,914,000) and is generating net income of approximately $5 to $7 million per year, the law precludes the Company from redeeming any of the mandatorily redeemable preferred stock for the next several years.

5.	Stock-Based Compensation Plans

Stock Option Plan

The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the Option Plan) in fiscal year 1997. The Company has reserved a total of 7,500,000 shares of Common Stock for issuance under several series of nonqualified options under the Option Plan. The Option Plan provides for antidilution in the event of certain defined circumstances. The Option Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant and may generally not be less than 100% of the market value of the underlying common stock on the grant date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

Prior to March 31, 2001, the Company issued options to non-employee directors, executive officers and other employees under Series A through Series H options. The options vest over periods ranging from three to nine years with acceleration in certain circumstances based on the achievement of certain performance goals or upon a change in control of the Company, and generally expire on the seventh or ninth anniversary of the option date.

The Company did not issue options during the years ended March 31, 2002 or 2003.

On May 1, 2003, the Company granted Series I, J and K Stock Options for a total of approximately 5,800,000 shares of Common Stock under the Option Plan. The exercise price was equal to the $0.40 per share market value of the stock on that date. The options were granted to the following individuals under the following terms and conditions:

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding options during the years ended March 31, 2002, 2003, and 2004 are as follows

	Options	Exercise Price			Weighted Average Exercise Price
Outstanding, March 31, 2001	2,946,814	$0.01	—	$12.00	$1.73
Granted	—	—	—	—	—
Cancelled	(1,185,921)	0.01	—	12.00	2.12

Outstanding, March 31, 2002	1,760,893	0.01	—	12.00	1.47
Granted	—	—	—	—	—
Cancelled	(327,350)	0.69	—	12.00	3.81

Outstanding, March 31, 2003	1,433,543	0.01	—	11.75	0.94
Granted	5,848,125	0.40	—	0.40	0.40
Cancelled	(536,835)	0.32	—	11.75	0.83

Outstanding, March 31, 2004	6,744,833	$0.01	—	$9.00	$0.48

Shares available for future grants	752,488

As of March 31, 2002, 2003, and 2004, options to purchase approximately 1,637,000, 1,417,000, and 846,000 shares, respectively, were exercisable with weighted averages prices of $1.50, $0.93, and $1.01, respectively.

The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 - $0.05	150,000	6.0	$0.01	—	$—
$0.06 - $0.35	1,700	6.6	$0.20	1,700	$0.20
$0.36 - $0.45	5,718,125	6.1	$0.40	—	$—
$0.46 - $0.65	210,728	6.0	$0.50	210,728	$0.50
$0.66 - $1.00	399,200	5.1	$0.69	399,200	$0.69
$1.01 - $2.00	143,350	4.4	$1.22	143,350	$1.22
$2.01 - $3.00	200	2.8	$2.53	200	$2.53
$3.01 - $5.00	121,430	0.9	$3.25	90,856	$3.25
$5.01 - $10.00	100	1.0	$9.00	100	$9.00

	6,744,833	5.9	$0.48	846,134	$1.01

Stock Compensation Plan

The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (the Stock Plan) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2003, a total of 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. During the year ended March 31, 2002, the

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company issued 68,536 shares of Common Stock to the 401 (k) plan as matching contributions. There were no shares issued during the years ended March 31, 2003 or 2004.

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

6.	Income Taxes

The provision for income taxes consists of the following components (in thousands)

	Years Ended March 31
	2002	2003	2004
Current provision
Federal income taxes	$(4,877)	$(790)	$282
Foreign income taxes	186	(55)	161
State income taxes	—	—	—

	(4,691)	(845)	443
Deferred provision	(201)	(22)	(2,774)

	$(4,892)	$(867)	$(2,331)

A reconciliation of the recorded income tax provision with amounts computed a statutory rates is as follows (in thousands)

	Years Ended March 31
	2002	2003	2004
Tax provision at statutory rates	$(97)	$1,521	$725
State taxes, net of federal benefit	(7)	189	196
Permanent differences -
Preferred Stock	95	104	1,004
Other	10	1	36
Decrease in valuation allowance	(5,047)	(2,688)	(4,962)
Foreign operations	154	6	670

Provision for income taxes	$(4,892)	$(867)	$(2,331)

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Primary components of deferred tax assets and liabilities are as follows (in thousands)

	March 31,
	2003	2004
Deferred tax assets:
Inventory reserves	$311	$243
Accrued liabilities	976	830
Warranty and contract cost reserve	634	458
Deferred revenue	886	517
Amortization and impairment of goodwill	440	392
Allowance for bad debts	136	171
General business credit	—	809
Contribution carryforward	25	—
Net operating loss carryforwards	3,003	1,595

	6,411	5,015
Valuation allowance	(4,962)	—

Total deferred tax assets	1,449	5,015

Deferred tax liabilities:
Accelerated depreciation	5	197
Inventory basis differences	1,380	1,051
Undistributed earnings of foreign subsidiaries	—	760
Other	64	233

Total deferred tax liabilities	1,449	2,241

Net deferred tax assets	—	2,774
Net current deferred tax assets	—	(770)

Net noncurrent deferred tax assets	$—	$2,004

The Company recorded a federal income tax benefit of $784,000 for the fiscal year ended March 31, 2003 related to the refund received by the Company subsequent to March 31, 2003, for carrybacks of certain net operating losses.

As of March 31, 2004, the Company has available domestic federal operating loss carryforwards of approximately $3,576,000 and domestic state operating loss carryforwards of approximately $3,997,000. A valuation allowance was provided in prior years for the entire amount of deferred tax assets attributable to the operating loss carryforwards as well as for the amount of other deferred tax assets due to the uncertainty of future taxable income. As of March 31, 2004, it is more likely than not that the deferred tax assets will be recognized through future taxable income and, accordingly, the valuation allowance has been eliminated. The domestic operating losses expire beginning in 2017 and 2019.

7.	Concentration of Revenues

For the years ended March 31, 2002, 2003, and 2004, the Company’s five largest customers accounted for approximately 50.5%, 49.7%, and 49.6% of the Company’s total revenues, respectively. For any period, a major customer is defined as a customer from whom the Company generated more than 10% of its revenues for that period. For the fiscal years ended March 31, 2002, 2003 and 2004, four customers, two customers and three

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers, respectively, accounted for more than 10% of the Company’s revenues. The following table summarizes information about the Company’s major customers for the years ended March 31, 2002, 2003, and 2004:

Year	Major Customers	Aggregate Revenues (000s)	Percent of Total Revenues
2002
	Public Works and Government Services Center of Canada	$8,392	14.2%
	United States Marine Corps	$7,121	12.1%
	United States Air Force	$6,188	10.5%
	Defense Threat Reduction Agency	$5,990	10.1%
2003
	Public Works and Government Services Center of Canada	$8,281	12.5%
	United States Marine Corps	$7,897	11.9%
2004
	Italy - Carabinieri	$10,261	14.3%
	United States Marine Corps	$8,858	12.3%
	ECC International	$7,320	10.2%
	United Kingdom Ministry of Defense	$6,240	8.7%

As of March 31, 2003, the Company had three customers that comprised approximately 22.4%, 15.5% and 11.5% of total accounts receivable. As of March 31, 2004, the Company had two customers that comprised approximately 44.0% and 10.5% of total accounts receivable.

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

A significant portion of the Company’s sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2002, 2003, and 2004, 40.3%, 48.6%, and 50.8%, respectively, of the Company’s revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. The Company with respect to certain of the markets in which it competes has identified political and economic factors. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company’s products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

8.	Net Income Per Common Share

Net income per share was calculated as follows for the years ended March 31, 2002, 2003 and 2004 (in thousands except per share amounts):

	Years Ended March 31
	2002	2003	2004
Basic:
Net income attributable to common stockholders	$4,336	$7,032	$5,038

Weighted average common shares outstanding	70,152	70,153	70,153
Per share amount	$0.06	$0.10	$0.07

Diluted
Net income attributable to common stockholders	$4,336	$7,032	$5,038

Weighted average common shares outstanding - basic	70,152	70,153	70,153
Shares assumed isued upon exercise of dilutive stock options using the treasury stock method	81	453	934
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	596	1,123	936

Weighted average common shares outstanding - diluted	70,829	71,729	72,023

Per share amount	$0.06	$0.10	$0.07

The number of stock options assumed to be bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.31, $0.57, and $0.47, respectively, for the years ended March 31, 2002, 2003 and 2004.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 874,908 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2004 but were not included in the computation of the 2004 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

9.	Related Party Transactions

A group of entities affiliated with Centre Partners Management LLC (the Centre Entities) are among the Company’s largest stockholders. The Centre Entities hold a seat on the Company’s Board of Directors. In addition, the Centre Entities, and other institutional lenders who are also major stockholders as a result of the restructuring transaction (See Part I, Item 7, Restructure Transaction), were party to the debt restructuring further discussed in Note 3 to the financial statements. These entities continue to be the Company’s primary lenders. As a result of the share ownership of the Centre Entities and their representation on the Board of Directors, the Centre Entities have the ability to influence the operations of the Company.

The Company entered into a consulting agreement, dated October 4, 2000, with Sugarman Company, LLP, a company in which Randy Sugarman is the managing partner and has an 80% ownership interest. Under the agreement and in accordance with the terms of the Company’s restructuring in fiscal year 2001, Mr. Sugarman was engaged by the Company to evaluate its financial position and operations and make recommendations to senior management regarding changes that need to be made to improve profitability and liquidity. Mr. Sugarman’s services were performed on an hourly basis, plus out-of-pocket expenses, and the Company was billed accordingly. From May 16, 2001 until August 9, 2002, Mr. Sugarman served as Interim Chief Executive Officer and President of the Company. Mr. Sugarman ceased to be an officer of the Company on August 9, 2002, in connection with the conclusion of the Company’s engagement of Sugarman Company LLP. The Company incurred consulting fees of $390,000 and $211,000, plus expenses of $72,000 and $47,000, for consulting services under the agreement for the fiscal years 2002 and 2003, respectively.

10.	Commitments and Contingencies

Leases

The Company leases certain vehicles under capital leases and certain facilities and equipment under operating leases. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at March 31, 2004 (in thousands):

	Capital Leases	Operating Leases	Total
2005	$53	$904	$957
2006	59	809	868
2007	7	754	761
2008	—	582	582
2009	—	97	97
Thereafter	—	—	—

Total minimum lease payments	119	$3,146	$3,265

Interest	(11)

Present value	$108

Rental expense under noncancellable operating leases was approximately $967,000, $962,000, and $885,000 for the years ended March 31, 2002, 2003, and 2004, respectively. The leases have expiration dates varying from July 2004 through February 2012. All but one of the leases for the Company’s buildings have terms that require

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

renegotiation at the end of the lease term; the remaining lease self-renews annually, unless otherwise negotiated. Leases relating to operating equipment require the Company to negotiate the renewal at the end of the lease term.

Government Agency Review

The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

Employment Agreements

During the year ended March 31, 2003, the Company entered into an agreement to employ Ronavan R. Mohling as the Company’s Chairman and Chief Executive Officer for a period of three years beginning August 9, 2002. Under the terms of the agreement, Mr. Mohling is entitled to an annual base salary of $270,000 per year and an annual bonus of up to 50% of his base salary. The agreement also provided for Mr. Mohling to receive stock options to purchase 2,100,000 shares the Company’s stock at the market value of the stock on the date of grant under terms and conditions as specified in the agreement. The options were granted on May 1, 2003. Upon Mr. Mohling’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination.

During the year ended March 31, 2003, the Company entered into an agreement to employ David W. McGrane as the Company’s Chief Operating Officer for a period of three years beginning July 15, 2002. Under the terms of the agreement, Mr. McGrane is entitled to an annual base salary of $215,000 per year and an annual bonus of up to 50% of his base salary. The agreement also provided for Mr. McGrane to receive stock options to purchase 1,400,000 shares the Company’s stock at the market value of the stock on the date of grant under terms and conditions as specified in the agreement. The options were granted on may 1, 2003. Upon Mr. McGrane’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination.

In March 1999, the Company entered into an employment agreement with its Chief Financial Officer. This contract has subsequently been amended several times and is currently effective through October 1, 2005 and provides for payment of an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination without cause. All other terms and conditions of the agreement remain in effect. The amount of this contract is not material to the Company’s financial position.

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty accrual for the years ended March 31, 2002, 2003, and 2004 were as follows (in thousands):

	Years Ended March 31
	2002	2003	2004
Balance—beginning of year	$527	$550	$704
Change in liability for warranties issued during the period	550	704	214
Change in liabilities for preexisting warranties	(527)	(550)	(704)

Balance—end of period	$550	$704	$214

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Accumulated Deficit

The Company’s accumulated deficit of approximately ($161,181,000) consists primarily of ($172,159,000) in charges associated with the July 1996 recapitalization of the Company including the purchase and cancellation 46,832,022 shares of stock held by the former 100% owner of the Company. Positive retained earnings from the operations of the Company reduce the recapitalization charges by approximately $10,978,000 as of March 31, 2004.

12.	Industry Segment and Geographic Information

The Company operates in one industry segment - the manufacture, sale and service of judgmental, tactical and combined arms virtual training systems. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary (FATS, Inc.) and, to a lesser extent, through certain of the Subsidiaries.

Geographic information on revenue is as follows (in thousands):

	Years Ended March 31
	2002	2003	2004
Domestic revenue	$35,248	$34,021	$35,336

International revenue
Canada	11,486	10,288	2,306
Europe	5,498	10,577	22,811
Asia	2,630	4,185	4,019
Australia	1,156	3,984	3,363
Other	3,039	3,070	4,019

	23,809	32,104	36,518

Total revenue	$59,057	$66,125	$71,854

As of March 31, 2004, the Company had net property and equipment of approximately $2,105,000 in the United States and $293,000 at its subsidiaries in foreign countries.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Quarterly Financial Data

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2003 and ending March 31, 2004. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2003				Year Ended March 31, 2004
	Quarter Ended
	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
	(Amounts in thousands, except per share amounts)
Revenue	$13,192	$17,005	$12,463	$23,465	$15,618	$12,931	$16,479	$26,826
Gross margin	3,835	5,802	4,479	7,053	4,271	3,903	6,209	12,725
Gross margin %	29%	34%	36%	30%	27%	30%	38%	47%
Operating Expenses	3,542	3,968	3,723	3,463	3,545	3,842	4,029	5,048

Operating income (loss)	293	1,834	756	3,590	726	61	2,180	7,677
Interest (income) expense	16	44	43	11	1,761	2,058	2,094	2,131
Other (income) expense	(73)	19	(22)	(28)	(42)	58	(166)	43

Income (loss) before provision for income taxes	350	1,771	735	3,607	(993)	(2,055)	252	5,503
Provision for income taxes	119	602	222	(1,810)	(103)	(458)	332	(2,102)

Net income before accretion of preferred stock	231	1,169	513	5,417	(890)	(1,597)	(80)	7,605
Accretion of preferred stock	72	74	75	77	—	—	—	—

Net income attributable to common stockholders	$159	$1,095	$438	$5,340	$(890)	$(1,597)	$(80)	$7,605

Earnings per common share
Basic	$0.00	$0.02	$0.01	$0.07	$(0.01)	$(0.02)	$0.00	$0.11

Diluted	$0.00	$0.02	$0.01	$0.07	$(0.01)	$(0.02)	$0.00	$0.10

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC) and that such information is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information concerning our Board of Directors, its committees and the selection of director nominees required by Item 401 of Regulation S-K is included under the caption “Election of Directors and Information Regarding Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than July 29, 2004 (the 2004 Proxy Statement), and that information is incorporated by reference in this Form 10- K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4A of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The Company has adopted a Code of Business Conduct that applies to every director, officer and employee, with additional policies applying to the Chief Executive Officer and Senior Financial Officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The Code of Business Conduct is available on the Company’s website, www. fatsinc.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is included in the text and tables under the caption “Compensation of Executive Officers and Directors” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in the text and tables under the headings “Ownership of Stock by Directors, Executive Officers and Principal Stockholders” and “Equity Compensation Plan Information”, in the 2004 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is included under the caption “Fees of Independent Registered Public Accounting Firm” in our 2004 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial statements and notes thereto of the Company are included in Part II, Item 8 of this report:

(b) Reports on Form 8-K:

On February 9, 2004, the Company furnished a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended December 31, 2003.

(c) Exhibits required to be Filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits
3.1	By-laws of the Company. (Filed as Exhibit 3.06 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
3.2	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996).

Exhibit Number	Description of Exhibits
3.3	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated November 13, 1998. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated March 31, 2000. (Filed as Exhibit 3.05 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000).
3.5	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated August 24, 2000. (Filed as Exhibit 3.05 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
4.1	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-13105) (Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
4.2	Registration Rights Agreement, dated as of April 1, 2000, among the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
9.1	Voting and Stock Restriction Agreement, dated as of April 1, 2000, among the financial institutions listed on the signature pages thereof and Bank of America, N.A., successor in interest to NationsBank, N.A. (Filed as Exhibit 9.01 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
9.2	Letter from Bank of America dated August 25, 2000, and signed by the Centre entities named therein and the non-Centre lenders named therein with respect to the make-up of the Board of Directors of the Company. (Filed as Exhibit 9.02 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.1	Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated as of April 1, 2000, among the Company, FATS, Inc., the Lenders named therein and Bank of America, N.A., successor in interest to NationsBank, N.A., as Agent and as Issuing Bank. (Filed as Exhibit 10.07 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.2	Loan Agreement and Exchange Agreement dated as of April 1, 2000 among the Company, FATS, Inc., the Lenders named therein and Centre Capital Investors II, L.P., as Agent. (Filed as Exhibit 10.08 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.3	Pledge and Security Agreement, dated as of July 31, 1996, between the Company and NationsBank, N.A. (South). (Filed as Exhibit 10.06 to the Company’s Registration Statement, on Form S-1, File No. 333-13105)
10.4	Assignment and Assumption Agreement, dated as of January 1, 1997, among the Company, FATS, Inc. and NationsBank N.A. (South), as Agent for the Lenders named therein. (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.5	Borrowers Consent and Agreement, dated as of October 15, 1997, between FATS, Inc., the Lenders named therein and NationsBank N.A. (South), as Agent for such Lenders. (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.6	Parent Pledge Agreement, dated as of January 1, 1997, between the Company and NationsBank N.A. (South) as Agent for the Lenders named therein. (Filed as Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998)

Exhibit Number		Description of Exhibits
10.7		Parents Consent, dated as of October 15, 1997, between the Company and NationsBank N.A. (South). (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998)
10.8		Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.9		First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.10		Second Amendment to Lease Agreement, dated December 21, 1995, between the Company and Schneider Atlanta, L.P., successor to Technology Park/Atlanta, Inc. (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.11		Management Shares Agreement, dated as of September 18, 1996, between the Company, certain named Centre Entities and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other Management Holders named therein. (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.12	*	Company Stock Option Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.13	*	Stock Option Agreement Series A, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.14	*	Schedule identifying Stock Option Agreements Series A, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.13. (Filed as Exhibit 10.12-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.15	*	Stock Option Agreement Series B, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.16	*	Schedule identifying Stock Option Agreements Series B, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.15. (Filed as Exhibit 10.13-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)
10.17	*	Stock Option Agreement Series C, dated as of September 18, 1996, between the Company and William J. Bratton. (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.18	*	Schedule identifying Stock Option Agreements Series C, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.17. (Filed as Exhibit 10.16-01 to Amendment No. 2 of the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.19	*	Form of Series I Stock Option Agreement, dated as of May 1, 2003, between the Company and its outside directors. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)
10.20	*	Form of Series J Stock Option Agreement, dated as of May 1, 2003, between the Company and its Chief Executive Officer and Chief Operating Officer. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)
10.21	*	Form of Series K Stock Option Agreement, dated as of May 1, 2003, between the Company and certain of its employees. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

Exhibit Number		Description of Exhibits
10.22	*	Form of Restricted Stock Award Agreement issued to John A. Morelli (Form filed as Exhibit 10.14-02 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.23		Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.24		Schedule listing Agreements to Limit Future Competition, between the Company and senior managers named therein, substantially identical in all material respects to Exhibit 10.23. (Filed as Exhibit 10.21-01 to Amendment No. 1 of the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.25		License Agreement, dated October 31, 1991, between Microware Systems Corporation and the Company. (Filed as Exhibit 10.23 to Amendment No. 2 of the Company’s Registration Statement on Form S-1, File No. 333-13105)
10.26		Form of Warrant to purchase Class B Non-voting Common Stock of the Company. (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.27		Form of Amended Warrant to Purchase Class A Common Stock of the Company. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.28		Form of Warrant to Purchase Class A Common Stock of the Company. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.29		Form of Series C-2 Option Agreement granted to each of Lester Pollack, Jonathan Kagan, Paul Zepf and Scott Perekslis and assigned by each to Center Management LLC. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.30		Securities Purchase Agreement, dated as of November 13, 1998, between the Company and the Centre Entities named therein. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)
10.31		Agreement among Borrowers and other Borrower Guarantors of the Company, Firearms Training Systems Limited, Firearms Training Systems, B.V. and the Centre Entities named therein, dated June 1, 1999. (Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)
10.32		Securities Exchange and Release Agreement dated as of April 1, 2000 among the Investors named therein and the Company. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)
10.33		First Amendment and Waiver to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated December 31, 2001, between the Company, FATS, Inc., those Lenders named therein and Bank of America, N.A., as Agent for such Lenders. (Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)
10.34		Second Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated March 29, 2002, between the Company, FATS, Inc., those Lenders named therein and Bank of America, N.A., as Agent for such Lenders. (Previously filed as Exhibit 10.28-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2002.)
10.35		Third Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated July 10, 2002, between the Company, FATS, Inc., those Lenders named therein and Bank of America, N.A., as Agent for such Lenders. (Previously filed as Exhibit 10.28-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2002.)
10.36		Fourth Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated March 14, 2003, between the Company, FATS, Inc., those Lenders named therein and Bank of America, N.A., as Agent for such Lenders.

Exhibit Number		Description of Exhibits
10.37		Fifth Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated June 26, 2003, between the Company, FATS, Inc., those Lenders named therein and Bank of America, N.A., as Agent for such Lenders. (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003.)
10.38		Sixth Amendment to the Second Amended and Restated Credit Agreement and Partial Exchange Agreement, dated June 23,2004, between the Company, FATS, Inc., those Lenders named therein and Bank of America, N.A., as Agent for such Lenders.
10.39	*	Employment Agreement, dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)

10.40	*	Amended Employment Agreement, dated as of November 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.41	*	Amendment to Employment Agreement, dated as of December 5, 2003, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2003)

10.42	*	Series F Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.43	*	Series G Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.44	*	Series H Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-05 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.45	*	Amendment to John A. Morelli’s Employment Agreement, dated as of September 30, 2002, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2002)

10.46	*	Employment Agreement, dated as of July 15, 2002, between the Company and David W. McGrane. (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2003)

10.47	*	Employment Agreement, dated as of August 9, 2002, between the Company and Ronavan R. Mohling. (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2003)

21		Subsidiaries of the Company.

23		Consent of PricewaterhouseCoopers LLP, dated June 26, 2004.

24		Power of Attorney

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan arrangement.

(d) Financial Statement Schedule required by Items 8 and 14(d):

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2002, 2003 and 2004

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended March 31, 2002	$359	22	(29)	$352
Year ended March 31, 2003	$352	11	(1)	$362
Year ended March 31, 2004	$362	30	(42)	$350
Reserve for excess and obsolete inventory:
Year ended March 31, 2002	$1,028	3,476	(984)	$3,520
Year ended March 31, 2003	$3,520	994	(3,305)	$1,209
Year ended March 31, 2004	$1,209	—	(516)	$693
Contract cost provision reserve:
Year ended March 31, 2002	$4,013	514	(1,352)	$3,175
Year ended March 31, 2003	$3,175	329	(1,578)	$1,926
Year ended March 31, 2004	$1,926	—	(710)	$1,216
Warranty provision reserve:
Year ended March 31, 2002	$527	550	(527)	$550
Year ended March 31, 2003	$550	704	(550)	$704
Year ended March 31, 2004	$704	214	(704)	$214

All other schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia on June 29, 2004.

FIREARMS TRAINING SYSTEMS, INC.

By:	/S/ RONAVAN R. MOHLING
Ronavan R. Mohling
Chairman of the Board of Directors
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONAVAN R. MOHLING Ronavan R. Mohling	Chairman of the Board of Directors Chief Executive Officer and Director	June 29, 2004

/s/ JOHN A. MORELLI John A. Morelli	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2004

MARY ANN GILLEECE* Mary Ann Gilleece	Director	June 29, 2004

SCOTT PEREKSLIS* Scott Perekslis	Director	June 29, 2004

R. C. WHITAKER* R. C. Whitaker	Director	June 29, 2004

* By:	/s/ JOHN A. MORELLI
Power of Attorney