Form 10-Q
period 2004-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2004-08-16
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 13, 2004, there were 70,205,639 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30
	2004	2003
Revenue	$18,012	$15,618
Cost of revenue	11,866	11,347

Gross margin	6,146	4,271

Operating expenses
Selling, general and administrative	3,339	2,897
Research and development	1,018	523
Depreciation and amortization	112	125

Total operating expenses	4,469	3,545

Operating income	1,677	726

Other income (expense), net
Interest expense, net
Debt, net	(1,399)	(1,070)
Dividends on mandatorily redeemable preferred stock	(762)	(691)
Other, net	(90)	42

Total other expense	(2,251)	(1,719)

Loss before provision (benefit) for income taxes	(574)	(993)
Provision (benefit) for income taxes	40	(103)

Net loss	(614)	(890)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	70,154	70,153

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(in thousands)
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,321	$2,367
Restricted cash	2,484	2,502
Accounts receivable, net of allowance of $350	22,759	23,317
Income taxes receivable	91	104
Costs and estimated earnings in excess of billings on uncompleted contracts	5,891	4,268
Unbilled receivables	1,816	62
Inventories, net	11,102	12,221
Deferred income taxes	770	770
Prepaid expenses and other current assets	2,991	1,020

Total current assets	50,225	46,631

Property and equipment, net	2,288	2,398

Other noncurrent assets
Deferred income taxes	1,941	2,004
Deferred financing costs, net	504	187

Total assets	$54,958	$51,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Long-term debt due within one year	$3,555	$2,953
Accounts payable	5,008	3,679
Accrued liabilities	6,824	7,002
Accrued interest	958	949
Income taxes payable	158	214
Billings in excess of costs and estimated earnings on uncompleted contracts	1,322	1,428
Deferred revenue	4,044	1,239
Warranty and contract cost provision reserve - current	818	1,074

Total current liabilities	22,687	18,538

Long-term debt	37,689	38,168

Warranty and contract cost provision reserve - noncurrent	325	356

Other noncurrent liabilities	645	587

Manditorily redeemable preferred stock	31,247	30,485

Commitments and contingencies

Stockholders’ deficit
Class A common stock, $0.000006 par value; 100,000 shares authorized, 70,206 and 70,153 shares issued and outstanding	—	—
Additional paid-in capital	123,244	123,215
Stock warrants	613	613
Accumulated deficit	(161,795)	(161,181)
Accumulated other comprehensive income	303	439

Total stockholders’ deficit	(37,635)	(36,914)

Total liabilities and stockholders’ deficit	$54,958	$51,220

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(614)	$(890)

Adjustments for non-cash items
Non-cash interest and financing costs	1,212	799
Depreciation and amortization	237	269
Change in inventory reserve	104	96
Change in warranty and contract cost provision reserve	(287)	(288)
Gain (loss) on sale of assets	1	(5)
Deferred income taxes	38	—
Changes in assets and liabilities
Accounts receivable, net	558	6,602
Income taxes receivable	13	459
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,623)	(1,417)
Unbilled receivables	(1,754)	45
Inventories	1,015	40
Prepaid expenses and other current assets	(1,971)	213
Accounts payable	1,329	(2,133)
Accrued liabilities	(574)	(159)
Income taxes payable	(56)	(157)
Billings in excess of costs and estimated earnings on uncompleted contracts	(106)	57
Deferred revenue	2,805	(1,005)
Noncurrent liabilities	58	27

Total adjustments	999	3,443

Net cash provided by operating activities	385	2,553

Cash flows from investing activities
Change in restricted cash	18	(1,607)
Purchase of property and equipment	(146)	(293)
Proceeds from disposal of property and equipment	1	5

Net cash used by investing activities	(127)	(1,895)

Cash flows from financing activities
Proceeds from long-term debt	295	—
Payments on long-term debt	(534)	(19)
Payment of deferred financing costs	—	(409)
Exercise of stock options	29

Net cash used by financing activities	(210)	(428)

Effect of exchange rate changes on cash	(94)	253

Net increase (decrease) in cash and cash equivalents	(46)	483
Cash and cash equivalents, beginning of period	2,367	3,457

Cash and cash equivalents, end of period	$2,321	$3,940

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2005. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2004, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

2. Revenue recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and small governmental agencies is primarily recognized upon shipment when title passes, as all material commitments have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured.

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

3. Stock-based compensation

The Company accounts for stock incentives available to employees and non-employee directors under its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as allowed under FAS No. 123, Accounting for Stock-Based Compensation. The Company has adopted the provisions of FAS No. 123 and FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which require disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

The Company has computed for pro forma disclosure purposes the value of all options using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended June 30,
	2004	2003
Risk-free interest rate	N/A	2.28%
Expected dividend yield	N/A	0
Expected lives (in years)	N/A	3.5
Expected volatility	N/A	221.58%

The Company issued options to purchase a total of 5.8 million shares of its common stock under its option plan on May 1, 2003, with an exercise price equal to the $.40 per share market value of the stock on that date. No options were granted during the three-month period ended June 30, 2004, and accordingly, the assumptions are not applicable for that period.

The weighted average grant-date fair value of options granted during the three months ended June 30, 2003 was computed as approximately $2.2 million or $0.38 per share under option. That value and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net loss and loss per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net loss
As reported	$(614)	$(890)
Fair value based compensation cost, net of taxes	(88)	(43)

Pro forma net loss	$(702)	$(933)

Basic and diluted loss per share
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

4. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	June 30, 2004	March 31, 2004
Raw materials	$6,471	$6,293
Work in process	3,082	3,918
Finished goods	2,346	2,703

Inventories, gross	11,899	12,914
Reserve for excess and obsolete inventory	(797)	(693)

Inventories, net	$11,102	$12,221

5. Long-term contracts

	June 30, 2004	March 31, 2004
Costs incurred on uncompleted contracts	$36,325	$34,322
Estimated earnings	14,536	13,007

	50,861	47,329
Less: billings to date	(46,292)	(44,489)

	$4,569	$2,840

Such amounts are included in the following accounts (in thousands):
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,891	$4,268
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,322)	(1,428)

	$4,569	$2,840

6. Other noncurrent assets

Other noncurrent assets consist of the following intangible assets (in thousands):

	June 30, 2004	March 31, 2004
Non-compete agreement	$33	$33
Deferred financing costs	1,064	659

	1,097	692
Accumulated amortization	(593)	(505)

Other noncurrent assets, net	$504	$187

Deferred financing costs as of June 30, 2004, includes approximately $405,000, which is payable on September 30, 2004, relating to a June 23, 2004 amendment to the Company’s credit agreement which extended the maturity date from October 15, 2004 to October 15, 2005. If the Company refinances the credit agreement prior to September 30, 2004, the liability for the financing costs will be reduced to approximately $203,000.

Amortization expense for the period ended June 30, 2004 was $88,000. Amortization expense for the year ending March 31, 2005, is expected to be approximately $380,000.

7. Long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2004	March 31, 2004
Working capital - borrowings	$525	$230
Long-term debt - Senior	11,061	11,582
Long-term debt - Junior	29,552	29,190
Capital lease obligations	106	119

	41,244	41,121

Due within one year	(3,555)	(2,953)

Long-term debt	$37,689	$38,168

On June 23, 2004, the Company and its lenders agreed to amend the Company’s New Credit Agreement extending the maturity date of the Senior and Junior Secured Loans and the Revolving Loans and Letters of Credit from October 15, 2004 to October 15, 2005. Under the terms of the amendment, principal payments of $2,000,000, $400,000 and $1,100,000 on the Senior Secured Loans are scheduled to occur on August 31, 2004, December 31, 2004 and June 30, 2005, respectively.

8. Mandatorily redeemable preferred stock

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

The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (see Note 3 to the financial statements contained in the Company’s most recently filed Form 10K for the year ended March 31, 2004). Accretion related to dividends earned during the years ended March 31, 2002, 2003 and 2004 totaled approximately $2,353,000, $2,597,000 and $2,867,000. As discussed in Note 3, these amounts were previously offset by the reduction of approximately $2,083,000 and $2,299,000 in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $270,000 and $298,000 for the years ended March 31, 2002 and 2003, respectively. As of March 31, 2003, the debt restructuring liability related to the preferred stock was fully amortized and, therefore, for the year ended March 31, 2004, the total $2,867,000 of preferred stock dividends was reported without the related offsetting amortization.

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

The preferred stock is subject to mandatory redemption on the latest maturity date (October 15, 2005, as of June 30, 2004) of the Senior Secured Loans at the liquidation value thereof. As discussed in Note 7, subsequent to March 31, 2004, the Company and its lenders agreed to amend the New Credit Agreement to extend the maturity date of the Senior Secured Loans to October 15, 2005. Accordingly, the date on which the Series B preferred stock is subject to redemption was also extended to October 15, 2005. Accordingly, the mandatorily redeemable preferred stock is not classified as a current liability as of June 30, 2004. Delaware law prohibits the redemption of shares out of impaired capital. Since the Company has a total stockholders’ deficit of approximately ($37,635,000) and is generating net income of approximately $5 to $7 million per year, the law precludes the Company from redeeming any of the mandatorily redeemable preferred stock for the next several years.

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

10. Net loss per common share

Basic and diluted net loss per share was calculated by dividing net loss by the weighted average common shares outstanding for the three months ended June 30, 2004 and 2003.

Options to purchase 6,692,333 and 7,133,738 shares of common stock, respectively, and warrants to purchase 5,246,164 shares of common stock were outstanding as of June 30, 2004 and 2003, but were not included in the computation of the diluted EPS because their effect would have been anti-dilutive, thereby decreasing net loss per share.

11. Contingencies and commitments

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty accrual for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Balance - beginning of year	$214	$704

Change in liability for warranties issued during the period	(57)	38
Change in liabilities for preexisting warranties	9	(70)

Balance - end of period	$166	$672

12. Supplemental cash flow disclosures

	Three Months Ended June 30,
	2004	2003
Cash paid (received) for:
Interest	$940	$836
Income taxes	$75	$(358)

13. Comprehensive loss

The components of comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30,
	2004	2003
Net loss	$(614)	$(890)
Foreign currrency translation adjustment	(136)	253

Comprehensive income	$(750)	$(637)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2004.

You should carefully review the information contained in this Report, and should particularly consider any risks and other factors that we set forth in the most recently filed Form 10-K for the fiscal year ended March 31, 2004, and in other reports or documents that we file from time to time with the SEC. In this Report, we state our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	our ability to successfully restructure our outstanding debt obligations in a timely manner,

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles, and

•	the other risks identified in Management’ Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2004	2003
Revenue	100.00%	100.00%
Cost of revenue	65.88	72.65

Gross margin	34.12	27.35

Operating expenses
Selling, general and administrative	18.54	18.55
Research and development	5.65	3.35
Depreciation and amortization	0.62	0.80

Total operating expenses	24.81	22.70

Operating income	9.31	4.65

Other income (expense), net
Interest expense - debt, net	(7.77)	(11.28)
Interest expense - mandatorily redeemable preferred stock	(4.23)	—
Other, net	(0.50)	0.27

Total other income (expense)	(12.50)	(11.01)

Loss before provision (benefit) for income taxes	(3.19)	(6.36)
Provision (benefit) for income taxes	0.22	(0.66)

Net loss	(3.41)	(5.70)

Three Months Ended June 30, 2004 and 2003:

Net Revenues: Revenues increased $2.4 million, or 15.3%, to $18.0 million for the three months ended June 30, 2004 as compared to $15.6 million for the three months ended June 30, 2003. Sales to international customers for the three months ended June 30, 2004 increased $0.8 million, or 11.4%, to $8.5 million largely due to increased sales in Europe and the Middle East offset slightly by reductions in sales in the Pacific and Latin America. Sales to U.S. military customers for the three months ended June 30, 2004 increased by $1.7 million, or 26.4%, to $8.3 million. The increase in U.S. military sales is due primarily to the completion during the three months ended June 30, 2004 of two major military sales contracts. Sales to U.S. law enforcement customers for the three months ended June 30, 2004 decreased $0.2 million, or (16.0)%, to $1.1 million reflecting the law enforcement market’s current concentration on Homeland Security efforts and delays in orders pending final development of our Bluefire weapons systems.

Cost of Revenues: Cost of revenues increased $0.5 million, or 4.6%, to $11.8 million for the three months ended June 30, 2004 as compared to $11.3 million for the three months ended June 30, 2003. As a percentage of revenues, cost of revenues for the three months ended June 30, 2004 decreased to 65.9% as compared to 72.6% for the three months ended June 30, 2003. The decrease in cost of revenues as a percentage of revenues is attributable primarily to the completion of certain international and military contracts during the quarter with higher profit margins and the positive results of previously undertaken cost control initiatives.

Gross Profit: As a result of the foregoing, gross profit increased $1.9 million, or 43.9%, to $6.1 million, or 34.1% of revenues, for the three months ended June 30, 2004 as compared to $4.3 million, or 27.4% of revenues, for the three months ended June 30, 2003.

Total Operating Expenses: Total operating expenses increased $0.9 million or 26.1% to $4.5 million for the three months ended June 30, 2004 as compared to $3.5 million for the three months ended June 30, 2003. As a percentage of revenues, total operating expenses increased to 24.8% for the three months ended June 30, 2004 as compared to 22.7% for the three months ended June 30, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $2.9 million for the three months ended June 30, 2003 to $3.3 million for the three months ended June 30, 2004. This increase in SG&A is due primarily to costs associated with the capture of new business. Research and development (R&D) costs increased $0.5 million or 94.7% to 1.0 million for the three months ended June 30, 2004 as compared to $0.5 million for the three months ended June 30, 2003, due primarily to increases in developmental efforts related to Bluefire weapons and enhancements to our I-FACT product. Depreciation and amortization expense remained constant at $0.1 million.

Operating Income: As a result of the foregoing, operating income increased $1.0 million or 131.0% to $1.7 million for the three months ended June 30, 2004 as compared to $0.7 million for the three months ended June 30, 2003. As a percentage of revenues, operating income was 9.3% of revenues for the three months ended June 30, 2004 as compared to 4.6% of revenues for the three months ended June 30, 2003.

Other Income (Expense), net: Interest expense totaled $2.2 million, or (12.0%) of revenues for the three months ended June 30, 2004 as compared to $1.8 million, or (11.3%) of revenues for the three months ended June 30, 2003. Interest on debt increased $329,000, or 30.6%, due primarily to the increased rates and amortization of financing costs related to the extension of the debt maturity date from September 15, 2003 to October 15, 2004. Dividends on mandatorily redeemable preferred stock increased $71,000, or 10.4%, due to the compounding effect of the 10% dividends, which are paid in additional shares of the preferred stock.

Loss Before Provision for Income Taxes: As a result of the foregoing, the loss before provision for income taxes decreased by $419,000 from ($993,000) for the three months ended June 30, 2003 to ($574,000) for the three months ended June 30, 2004.

Provision for Income Taxes: The net taxable loss for the three months ended June 30, 2003 produced a tax benefit of ($103,000) while net taxable income for the three months ended June 30, 2004 resulted in tax expense of $40,000 for the current period. Taxable income for the three months ended June 30, 2004 is primarily the result of nontaxable dividends on preferred stock in excess of the loss before provision for income taxes.

Net Loss: As a result of the foregoing, net loss decreased by $276,000 from ($890,000) or ($0.01) per share for the three months ended June 30, 2003 to ($614,000) or ($0.01) per share for the three months ended June 30, 2004.

ANALYSIS OF BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of June 30, 2004 and 2003, the Company had a backlog of approximately $53.0 and $60.4 million, respectively. As of June 30, 2004 the backlog is comprised of $30.6 million from international customers and $22.5 million from FATS U.S. military and law enforcement customers. Approximately $41.1 million of the contracted orders are scheduled for delivery during fiscal year 2005.

Changes in backlog for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Backlog - beginning of year	$59,310	$64,346
New bookings	11,775	11,640
Revenue	(18,012)	(15,618)

Backlog – end of period	$53,073	$60,368

LIQUIDITY AND CAPITAL RESOURCES

In August 2000, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) and Partial Exchange Agreement with its lenders. In accordance with the New Credit Agreement, the unpaid principal and accrued interest under the old facility was converted into shares of common stock, shares of Series B mandatorily redeemable preferred stock, Senior Secured Loans, and Junior Secured Loans. The New Credit Agreement also provides for a New Revolving Credit Commitment comprised of available Revolving Loans and Letters of Credit. Aggregate borrowings under the New Revolving Credit Commitment are limited to $882,000, with borrowings under the Letters of Credit subject to a sub limit of $828,000. During March, 2002, the Company and its lenders further amended the New Credit Agreement to, among other amendments, provide a $2,200,000 Support Letter of Credit Facility and extend the maturity date of the Senior Secured Loans, Junior Secured Loans and New Revolving Loans from March 31, 2003 to September 30, 2003. During the year ended March 31, 2004, the Company voluntarily reduced the availability under the Support Letter of Credit Facility to approximately $793,000.

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

Under the terms of the June 23, 2004 amendment, if we have not refinanced the New Credit Agreement prior to September 30, 2004, we will pay an amendment fee of approximately $405,000 on September 30, 2004. If we have refinanced the New Credit Agreement by September 30, 2004, the amendment fee is reduced to approximately $203,000. Also under the terms of the June 23, 2004 amendment, the June 30, 2004 principal payment on the Senior Secured Loans was reduced to $500,000 and additional principal payments of $2,000,000, $400,000 and $1,100,000 are scheduled to occur on August 31, 2004, December 31, 2004 and June 30, 2005, respectively. All other terms and conditions in effect as of March 31, 2004 remain unchanged.

We are currently in final negotiations with two new lenders, one of which has begun the due diligence procedures necessary to provide new financing to enable the Company to repay the existing New Credit Agreement. Proposals from both of these lenders would significantly improve the Company’s current debt structure. The Company’s current lenders are also cooperating in the refinancing process. However, there can currently be no assurance that such a refinancing will be completed on terms that would be favorable to the Company, if at all.

As of June 30, 2004, the Company had working capital of $27.2 million compared to $22.5 million as of June 30, 2003. The net $4.7 million increase in working capital is primarily the result of significantly improved results of operations for fiscal year 2004, offset by a $2.0 million increase in long-term debt due within one year. As of June 30, 2004, the Company was in compliance with all covenants within its debt agreements.

The Company had a net decrease in cash and cash equivalents of $46,000 for the three months ended June 30, 2004 compared to a net increase of cash and cash equivalents of $483,000 for the three months ended June 30, 2004. For the period ended June 30, 2004, the Company’s operating activities generated cash of approximately $0.4 million compared to $2.6 million for the three months ended June 30, 2003. Cash flow from operations decreased primarily due to increases in costs and estimated earnings in excess of billings on uncompleted contracts, unbilled receivables and prepaid expenses, which were reduced somewhat by increases in accounts payable and accrued expenses.

The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. Since August of 2000, the Company has financed its operations and growth primarily through internally generated funds and income tax refunds. With the extension of the Company’s Senior and Junior Secured Loans and Revolving Loans and Letters of Credit through October 15, 2005, as discussed above, management believes that funds provided by operations will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

The Company is subject to several business and market risks. The Company must continue to achieve its revenue targets and cost reduction objectives in the current fiscal year in order to generate adequate cash flow to fund working capital needs and to service debt requirements. Also, the Company must receive new contracts for production to be delivered in the current fiscal year to meet its revenue targets and to replenish existing backlog to sustain the revenue targets in future periods, and the Company must negotiate favorable repayment terms under the Credit Agreement which is currently scheduled to mature in October 2005.

CONCENTRATION OF CREDIT RISK

As of June 30, 2004, approximately $16.1 million in accounts receivable or 70.7% of total accounts receivable, net was due from the Company’s top 5 customers, all of which is due from U.S., U.K. and Italian government contracts and subcontracts.

COMMITMENTS AND OTHER CONTRACTUAL OBLIGATIONS

Disclosure of Commitments and Other Contractual Obligations

June 30, 2004

(amounts in thousands)

	Total	Less than 1 year	Within 1 -3 years	Within 4 -5 years	After 5 years
Long-term debt
Working capital - borrowings	$525	$—	$525	$—	$—
Long-term debt - Senior	11,061	3,500	7,561	—	—
Long-term debt - Junior	29,552	—	29,552	—	—
Capital lease obligations	106	55	51	—	—
Mandatorily Redeemable Preferred Stock	31,247	—	—	—	31,247
Other
Other purchase orders	9,868	9,128	643	37	60
Operating lease obligations	3,011	904	1,573	534	—

Total	$85,370	$13,587	$39,905	$571	$31,307

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2004, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company borrows at fixed rates when it believes it is in its best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at June 30, 2004.

As of June 30, 2004, the Company had a total of approximately $29.6 million in fixed rate debt at an interest rate of 15%, which will mature on October 15, 2005. The Company also has a total of approximately $11.6 million in variable rate debt at an interest rate of prime plus primarily 3.5% (7.75% as of June 30, 2004). If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 5. OTHER INFORMATION

On August 3, 2004, John A. Morelli left the Company. Gregory A. Ton was subsequently employed as Chief Financial Officer and Treasurer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 -	Sixth Amendment to Second Amended and Restated Credit Agreement and Partial Exchange Agreement dated June 23, 2004 (filed as Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended March 31, 2004)

10.2*-	Separation Agreement between the Company and John A. Morelli effective August 3, 2004

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plan arrangement.

(b)	The following report on Form 8-K was filed during the quarter ended June 30, 2004.

June 25, 2004 – Press release announcing financial results for the quarter and year ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2004

FIREARMS TRAINING SYSTEMS, INC.

/S/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)