Form 10-Q
period 2004-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2004-11-15
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 8, 2004, there were 70,516,401 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except for per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue	$20,130	$12,931	$38,142	$28,549
Cost of revenue	13,764	9,028	25,630	20,375

Gross margin	6,366	3,903	12,512	8,174

Operating expenses:
Selling, general and administrative	3,686	3,011	7,024	5,908
Research and development	724	723	1,742	1,246
Depreciation and amortization	119	108	231	233

Total operating expenses	4,529	3,842	8,997	7,387

Operating income	1,837	61	3,515	787

Other income (expense), net
Interest expense, net
Debt, net	(1,611)	(1,351)	(3,010)	(2,421)
Dividends on mandatorily redeemable preferred stock	(781)	(707)	(1,543)	(1,398)
Other, net	(312)	(58)	(403)	(16)

Total other expense	(2,704)	(2,116)	(4,956)	(3,835)

Loss before benefit for income taxes	(867)	(2,055)	(1,441)	(3,048)
Benefit for income taxes	(53)	(458)	(13)	(561)

Net loss	$(814)	$(1,597)	$(1,428)	$(2,487)

Loss per share Basic and diluted loss per share	$(.01)	$(.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding – basic	70,265	70,153	70,265	70,153

The accompanying notes are an integral part of these condensed consolidated statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares authorized, issued and outstanding)

	September 30, 2004	March 31 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,405	$2,367
Restricted cash	2,582	2,502
Accounts receivable, net of allowance of $350	14,697	23,317
Income taxes receivable	207	104
Costs and estimated earnings in excess of billings on uncompleted contracts	3,969	4,268
Unbilled receivables	1,248	62
Inventories, net	11,805	12,221
Deferred income taxes	770	770
Prepaid expenses and other current assets	1,635	1,020

Total current assets	40,318	46,631

Property and equipment, net	2,187	2,398

Other noncurrent assets:
Deferred income taxes	1,999	2,004
Deferred financing costs, net	1,484	187

Total assets	$45,988	$51,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Long-term debt due within one year	$2,181	$2,953
Accounts payable	3,789	3,679
Accrued liabilities	4,571	7,002
Accrued interest	—	949
Income taxes payable	223	214
Billings in excess of cost and estimated earnings on uncompleted contracts	1,390	1,428
Deferred revenue	3,431	1,239
Warranty and contract cost provision reserve – current	617	1,074

Total current liabilities	16,202	18,538

Long-term debt	35,062	38,168

Warranty and contract cost provision reserve – noncurrent	215	356

Other noncurrent liabilities	633	587

Manditorily redeemable preferred stock	—	30,485

Total liabilities	52,112	88,134

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $10,000 per share	32,028	—

Stockholders’ deficit Class A common stock, $0.0000006 par value; 100 million shares authorized, 70,508,801 and 70,153,139 shares issued and outstanding	—	—
Additional paid-in capital	123,407	123,215
Stock warrants	613	613
Accumulated deficit	(162,609)	(161,181)
Accumulated other comprehensive income	437	439

Total stockholders’ deficit	(38,152)	(36,914)

Total liabilities and stockholders’ deficit	$45,988	$51,220

The accompanying notes are an integral part of these condensed consolidated statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,428)	$(2,487)

Adjustments for non-cash items
Non-cash interest and financing costs	2,463	1,860
Depreciation and amortization	485	553
Change in inventory reserve	28	(451)
Change in warranty and contract cost provision reserve	(598)	(206)
Loss on sale of assets	8	—
Deferred income taxes	38	—
Changes in assets and liabilities
Accounts receivable, net	8,620	10,344
Income taxes receivable	(103)	(223)
Costs and estimated earnings in excess of billings on uncompleted contracts	299	(3,081)
Unbilled receivables	(1,186)	78
Inventories	388	(919)
Prepaid expenses and other current assets	(615)	304
Accounts payable	110	(2,829)
Accrued liabilities	(3,380)	(902)
Income taxes payable	9	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(38)	(59)
Deferred revenue	2,192	(1,037)
Noncurrent liabilities	47	157

Total adjustments	8,767	3,589

Net cash provided by operating activity	7,339	1,102

Cash flows from investing activities
Change in restricted cash	(80)	(560)
Purchase of property and equipment	(307)	(516)
Proceeds from disposal of property and equipment	5	—

Net cash used by investing activities	(382)	(1,076)

Cash flows from financing activities
Proceeds from long-term debt	37,450	—
Payments on long-term debt	(42,062)	(31)
Payment of deferred financing costs	(1,484)	(409)
Exercise of stock options	192	—

Net cash used by financing activities	(5,904)	(440)

Effect of exchange rate changes on cash	(15)	244

Net increase (decrease) in cash and cash equivalents	1,038	(170)
Cash and cash equivalents, beginning of period	2,367	3,457

Cash and cash equivalents, end of period	$3,405	$3,287

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2005. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2004, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

3. Stock-based compensation

The Company accounts for stock incentives available to employees and non-employee directors under its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as allowed under FAS No. 123, Accounting for Stock-Based Compensation. The Company has adopted the provisions of FAS No. 123 and FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which require disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

The Company has computed for pro forma disclosure purposes the value of all options using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Six Months Ended September 30,
	2004	2003
Risk-free interest rate	3.27%	2.28%
Expected dividend yields	0	0
Expected lives (in years)	3.5	3.5
Expected volatility	196.47%	221.58%

The Company issued options to purchase a total of 5.8 million shares of its common stock under its option plan on May 1, 2003, with an exercise price equal to the $.40 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the six-month period ended September 30, 2004 was computed as approximately $450,000 or $.60 per share under option.

The weighted average grant-date fair value of options granted during the six-month period ended September 30, 2003 was computed as approximately $2.2 million or $.385 per share under option.

The values above and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net loss and loss per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands, except per share amounts)
	2004	2003	2004	2003
Net loss
As reported	$(814)	$(1,597)	$(1,428)	$(2,487)
Fair value based compensation cost, net of taxes	(87)	(47)	(175)	(90)

Pro forma net loss	$(901)	$(1,644)	$(1,603)	$(2,577)

Basic and diluted loss per share
As reported	$(.01)	$(.02)	$(0.02)	$(0.04)
Pro forma	$(.01)	$(.02)	$(0.02)	$(0.04)

4. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$7,747	$6,293
Work in process	3,157	3,918
Finished goods	1,622	2,703

Inventories, gross	12,526	12,914
Reserve for excess and obsolete inventory	(721)	(693)

Inventories, net	$11,805	$12,221

5. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30 and March 31, 2004, respectively, are as follows (in thousands):

	September 30, 2004	March 31, 2004
Costs incurred on uncompleted contracts	$38,546	$34,322
Estimated earnings	15,346	13,007

	53,892	47,329
Less: billings to date	(51,313)	(44,489)

	$2,579	$2,840

Such Amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,969	$4,268
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,390)	(1,428)

	$2,579	$2,840

6. Other noncurrent assets

Other noncurrent assets consist of the following intangible assets (in thousands):

	September 30, 2004	March 31, 2004
Non-compete agreement	$—	$33
Debt issuance costs	1,484	659

	1,484	692
Accumulated amortization	—	(505)

Other noncurrent assets, net	$1,484	$187

At September 30, 2004, the Company had debt issuance costs of $1.5 million related to the New Credit Agreement discussed in Note 7. For the three and six-month periods ended September 30, 2004, amortization expense, related to the previous credit facility, was $322,000 and $419,000, respectively. For the year ending March 31, 2005, amortization expense is expected to be approximately $570,000.

7. Long-term debt

Long-term debt consists of the following (in thousands):

	September 30, 2004	March 31, 2004
Working capital - borrowings	$7,150	$230
Long-term debt – Loan A	15,000	11,582
Long-term debt – Loan B	15,000	29,190
Capital lease obligations	93	119

	37,243	41,121

Due within one year	(2,181)	(2,953)

Long-term debt	$35,062	$38,168

On September 30, 2004, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “New Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), as administrative, payment and collateral agent for the lenders named therein. The New Credit Agreement permits a maximum borrowing capacity of $42 million and matures on September 30, 2009.

The New Credit Agreement provides for a revolving credit facility on which up to $12,000,000 may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (5.25% at September 30, 2004). At September 30, 2004, the amount available on the revolving credit facility was $4,850,000. All amounts outstanding under the revolving credit facility are due in full on September 30, 2009.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (7.75% at September 30, 2004). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $531,250 for the first year of the term, $750,000 for the second through fourth years of the term, and $968,750 in the fifth year of the term.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (10.75% at September 30, 2004). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date.

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA and fixed charge coverage ratios.

In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing.

As of September 30, 2004, $37,150,000 was outstanding under the New Credit Agreement.

8. Mandatorily redeemable preferred stock (Series B)

In August 2000, the board of directors approved an amendment to the Company’s certificate of incorporation to change the number of authorized shares of preferred stock to 100,000. The board of directors then created a new class of Series B preferred stock with 50,000 authorized shares. Holders of the Series B preferred stock were entitled to receive cumulative dividends equal to 10% of the liquidation preference payable quarterly in additional shares of Series B preferred stock.

The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (see Note 3 to the financial statements contained in the Company’s most recently filed Form 10-K for the year ended March 31, 2004). Accretion related to dividends earned on the Series B during the years ended March 31, 2002, 2003 and 2004 of approximately $2,353,000, $2,597,000 and $2,867,000, respectively. These amounts were previously offset by the reduction of approximately $2,083,000 and $2,299,000 in the debt restructuring liability allocated to the preferred stock, resulting in net accretion of approximately $270,000 and $298,000 for the years ended March 31, 2002 and 2003, respectively. As of March 31, 2003, the debt restructuring liability related to the preferred stock was fully amortized and, therefore, for the year ended March 31, 2004, the total $2,867,000 of preferred stock dividends was reported without the related offsetting amortization.

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

The Series B preferred stock was subject to mandatory redemption on October 15, 2005 at its liquidation value. Accordingly, the mandatorily redeemable preferred stock was not classified as a current liability as of March 31, 2004. All of the shares of Series B preferred stock were exchanged for shares of Series C preferred stock in connection with the debt restructuring described in Note 7.

9. Preferred stock (Series C)

In September 2004, the board of directors created a new class of Series C preferred stock with 3,500 authorized shares. Holders of the Series C preferred stock are entitled to receive, if declared by the board, cumulative dividends equal to (i) 10% of the liquidation preference per year through March 31, 2006; (ii) 12% of the liquidation preference per year through September 30, 2006 and (iii) 14% of the liquidation preference per year thereafter, payable in cash. Dividends are cumulative and compound quarterly whether or not there are funds available for the payment of dividends.

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock.

The Company may redeem the shares of Series C Preferred at any time and from time to time at a redemption price equal to the liquidation preference plus the amount of all accrued and unpaid dividends, whether or not earned or declared. The shares of Series C Preferred are required to be redeemed upon the occurrence of a “change of control” (which includes the sale of all or substantially all of the Company’s assets, merger, consolidation or similar event in which more than 50% of the voting stock of the Company is transferred). In the event the Company is legally prohibited from redeeming the shares when required (or the Company materially breaches any of its other obligations under the Series C Designations), the applicable dividend rate payable on the Series C Preferred will be increased by 2% per annum.

The Series C Preferred ranks prior to all other classes of preferred and common stock as to payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. Holders of shares of the Series C Preferred generally do not have any voting rights other than those provided by law. The Company must obtain the consent from holders of at least a majority of the outstanding shares of Series C Preferred in order to: (i) enter into any plan of liquidation or dissolution (unless prior written notice of any such plan is given to the Series C Preferred holders and, as a result of such liquidation or dissolution, the Company is able to satisfy in full the liquidation preferences together with all accrued and unpaid dividends on the shares); (ii) enter into any agreement which by its terms would violate or conflict with the rights of the Series C Preferred holders; (iii) subject to certain exceptions, amend or waive any provision of the Series C Designations or the Company’s certificate of incorporation. Any amendment that would decrease the dividend rate payable on the Series C Preferred requires the consent of all holders of Series C Preferred. Any amendment that would increase the authorized number of Series C Preferred shares or that would result in the issuance of capital stock ranking senior to or on parity with the Series C Preferred as to dividends or rights upon liquidation requires the consent of at least two holders who are not affiliates of each other and who hold, in the aggregate, at least a majority of the Series C Preferred shares.

10. Related party transactions

Special Situations Opportunity Fund I, LLC, one of the Term A lenders under the New Credit Agreement described in Note 7, is an affiliate of First Source Financial, Inc. First Source is a preferred stockholder of FATS and an affiliate of First Source owns approximately 13.5% of the outstanding common stock of FATS. In addition, the primary lenders under the credit facility that was paid in full in connection with the New Credit Agreement included Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Partners Coinvestment, L.P. (collectively, the “Centre Entities”). The Centre Entities are among the Company’s largest stockholders and have a representative on the Company’s Board of Directors.

On September 30, 2004, the Company entered into an Exchange Agreement with the Centre Entities, U.S. Bank National Association and First Source Financial LLP. As reflected in Note 8, in accordance with the Exchange Agreement the Company issued 3,202.78 shares of its Series C preferred stock to these entities exchange for 32,027.80 shares of its Series B preferred stock previously held by them. As a result of the exchange, all of the previously issued shares of Series B Preferred were cancelled.

11. Net loss per common share

Basic and diluted net loss per share was calculated by dividing net loss by the weighted average common shares outstanding for the three and six-month periods ended September 30, 2004 and 2003.

Options to purchase 7,022,046 shares of common stock at September 30, 2004 and 7,133,738 shares of common stock at September 30, 2003 and warrants to purchase 5,246,164 shares of common stock at September 30, 2004 and 2003 were outstanding, but were not included in the computation of the diluted EPS because their effect would have been anti-dilutive, thereby increasing net loss per share.

12. Contingencies and commitments

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty accrual for the three and six-month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Balance – beginning	$166	$672	$214	$704
Claims paid	(118)	(55)	(131)	(97)
Warranties issued/(expired), net	175	85	140	95

Balance - ending	$223	$702	$223	$702

13. Supplemental cash flow disclosures

	Six Months Ended September 30,
	2004	2003
Cash paid (received) for (in thousands):

Interest (includes PIK interest of $6,293 for 2004)	$9,767	$1,726
Income taxes	96	(248)

14. Comprehensive loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(814)	$(1,597)	$(1,428)	$(2,487)
Foreign currency translation adjustment	134	(9)	(2)	244

Comprehensive loss	$(680)	$(1,606)	$(1,430)	$(2,243)

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	68.37	69.82	67.20	71.37

Gross Margin	31.63	30.18	32.80	28.63

Operating expenses
Selling, general and administrative	18.28	23.29	18.42	20.69
Research and development	3.60	5.59	4.57	4.36
Depreciation and amortization	.59	.84	0.61	0.82

Total operating expenses	22.47	29.72	23.60	25.87

Operating income	9.16	.46	9.20	2.76

Other income (expense), net
Interest expense – debt, net	(8.00)	(10.45)	(6.79)	(8.48)
Interest expense – dividends on mandatorily redeemable preferred stock	(3.88)	(5.47)	(4.05)	(4.90)
Other, net	(1.55)	(.45)	(2.16)	(0.06)

Total other expense	(13.43)	(16.37)	(13.00)	(13.44)

Loss before benefit for income taxes	(4.27)	(15.91)	(3.80)	(10.68)
Benefit for income taxes	(.27)	(3.54)	(0.04)	(1.97)

Net loss	(4.00)	(12.37)	(3.76)	(8.71)

Three Months Ended September 30, 2004 and 2003:

Net Revenues: Revenues increased $7.2 million, or 55.7%, to $20.1 million for the three months ended September 30, 2004, as compared to $12.9 million for the three months ended September 30, 2003. Sales to international customers for the three months ended September 30, 2004 increased $.2 million, or 3.9%, to $5.7 million. Sales to U.S. military customers for the three months ended September 30, 2004 increased by $8.7 million, or 182.0%, to $13.4 million. The U.S. military increase is due primarily to the incremental sales and system upgrades with existing customers and initial sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the three months ended September 30, 2004 decreased $1.7 million, or 62.5%, to $1.0 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $4.7 million, or 52.5%, to $13.8 million for the three months ended September 30, 2004, as compared to $9.0 million for the three months ended September 30, 2003. As a percentage of revenues, cost of revenues for the three months ended September 30, 2004 decreased to 68.4%, as compared to 69.8% for the three months ended September 30, 2003. The decrease in cost of revenues as a percentage of revenues is attributable primarily to the discipline of pursuing new business that reflects the corporate margin objective and continued internal cost control initiatives.

Gross Profit: As a result of the foregoing, gross profit increased $2.5 million, or 63.1%, to $6.4 million, or 31.6% of revenues, for the three months ended September 30, 2004, as compared to $3.9 million, or 30.2% of revenues, for the three months ended September 30, 2003.

Total Operating Expenses: Total operating expenses increased $0.7 million, or 17.9%, to $4.5 million for the three months ended September 30, 2004 as compared to $3.8 million for the three months ended September 30, 2003. As a percentage of revenues, total operating expenses decreased to 22.5% for the three months ended September 30, 2004, as compared to 29.7% for the three months ended September 30, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $3.0 million for the three months ended September 30, 2003 to $3.7 million for the three months ended September 30, 2004. This increase in SG&A is due primarily to legal fees associated with protecting intellectual property rights, increased emphasis in marketing costs, and costs associated with the severance of the former CFO. Research and development (R&D) costs remained constant at $0.7 million, as well as depreciation and amortization expense, which remained constant at $0.1 million.

Operating Income: As a result of the foregoing, operating income increased $1.8 million to $1.8 million for the three months ended September 30, 2004, as compared to $61,000 for the three months ended September 30, 2003. As a percentage of revenues, operating income was 9.1% of revenues for the three months ended September 30, 2004, as compared to 0.5% of revenues for the three months ended September 30, 2003.

Other Income (Expense), net: Other income (expense), net totaled $(2.7) million, or (13.4%) of revenues for the three months ended September 30, 2004, as compared to $(2.1) million, or (16.4%) of revenues for the three months ended September 30, 2003. Interest on debt increased $0.3 or 19.2%, due primarily to the increased rates and amortization of financing costs related to an earlier extension of the Company’s prior credit facility that was replaced by the New Credit Agreement on September 30, 2004. Dividends on mandatorily redeemable preferred stock increased $74,000, or 10.5%, due to the compounding effect of the 10% dividends, which were paid in additional shares of the preferred stock. In addition, due to the weaker dollar, the foreign currency exchange loss was $0.3 million for the three months ended September 30, 2004.

Loss Before Benefit for Income Taxes: As a result of the foregoing, the loss before benefit for income taxes decreased by $1.2 million from a loss of $2.1 million for the three months ended September 30, 2003 to a loss of $0.9 million for the three months ended September 30, 2004.

Benefit for Income Taxes: The net taxable loss for the three months ended September 30, 2004 produced a tax benefit of $53,000, while the net taxable loss for the three months ended September 30, 2003 resulted in a tax benefit of $458,000.

Net Loss: As a result of the foregoing, the net loss decreased by $0.8 million to $0.8 million, or $0.01 loss per share, for the three months ended September 30, 2004 from $1.6 million, or $0.02 loss per share, for the three months ended September 30, 2003.

Six Months Ended September 30, 2004 and 2003:

Net Revenues: Revenues increased $9.6 million, or 33.6%, to $38.1 million for the six months ended September 30, 2004, as compared to $28.5 million for the six months ended September 30, 2003. Sales to international customers for the six months ended September 30, 2004 increased $1.1 million, or 8.3%, to $14.2 million. Sales to U.S. military customers for the six months ended September 30, 2004 increased by $10.4 million, or 91.7%, to $21.8 million. The increase in U.S. military sales is due primarily to the incremental sales and system upgrades with existing customers and initial sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the six months ended September 30, 2004 decreased $1.9 million, or (46.9)%, to $2.2 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $5.3 million, or 25.8%, to $25.6 million for the six months ended September 30, 2004, as compared to $20.4 million for the six months ended September 30, 2003. As a percentage of revenues, cost of revenues for the six months ended September 30, 2004 decreased to 67.2%, as compared to 71.4% for the six months ended September 30, 2003. The decrease in cost of revenues as a percentage of revenues is attributable primarily to the discipline of pursuing sales at or above the corporate margin objective, execution of existing contracts without margin erosion, and the positive results of continuing positive cost control initiatives.

Gross Profit: As a result of the foregoing, gross profit increased $4.3 million, or 53.1%, to $12.5 million, or 32.8% of revenues, for the six months ended September 30, 2004, as compared to $8.2 million, or 28.6% of revenues, for the six months ended September 30, 2003.

Total Operating Expenses: Total operating expenses increased $1.6 million, or 21.8%, to $9.0 million for the six months ended September 30, 2004 as compared to $7.4 million for the six months ended September 30, 2003. As a percentage of revenues, total operating expenses decreased to 23.6% for the six months ended September 30, 2004 as compared to 25.9% for the six months ended September 30, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $5.9 million for the six months ended September 30, 2003 to $7.0 million for the six months ended September 30, 2004. This increase in SG&A is due primarily to increased emphasis in marketing, bid and proposal for new business, primarily related to the Singapore Police Coast Guard contract, and costs associated with the severance of the former CFO. Research and development (R&D) costs increased $0.5 million, or 39.7%, to $1.7 million for the six months ended September 30, 2004, as compared to $1.2 million for the six months ended September 30, 2003, due primarily to increases in developmental efforts related to Bluefire weapons, enhancements to our I-FACT product, and single platform initiative. Depreciation and amortization expense remained constant at $0.2 million.

Operating Income: As a result of the foregoing, operating income increased $2.7 million to $3.5 million for the six months ended September 30, 2004, as compared to $0.8 million for the six months ended September 30, 2003. As a percentage of revenues, operating income was 9.2% of revenues for the six months ended September 30, 2004, as compared to 2.8% of revenues for the six months ended September 30, 2003.

Other Income (Expense), net: Other income (expense), net totaled $(5.0) million, or (13.0%) of revenues for the six months ended September 30, 2004 as compared to $(3.8) million, or (13.4%) of revenues for the six months ended September 30, 2003. Interest on debt increased $0.6 or 24.3%, due primarily to the increased rates and amortization of financing costs related to the extension of the debt maturity date (related to the previous financing arrangement prior to the most recent arrangement dated September 30, 2004 as discussed herein). Dividends on mandatorily redeemable preferred stock increased $145,000, or 10.4%, due to the compounding effect of the 10% dividends, which were paid in additional shares of the preferred stock. In addition, due to the weaker dollar, the foreign currency exchange loss was $0.3 million for the six months ended September 30, 2004.

Loss Before Benefit for Income Taxes: As a result of the foregoing, the loss before benefit for income taxes decreased by $1.6 million from a loss of $3.0 million for the six months ended September 30, 2003 to a loss of $1.4 million for the six months ended September 30, 2004.

Benefit for Income Taxes: The net taxable loss for the six months ended September 30, 2004 produced a tax benefit of $13,000 while the net taxable loss for the six months ended September 30, 2003 resulted in tax benefit of $561,000.

Net Loss: As a result of the foregoing, the net loss decreased by $1.1 million to $1.4 million, or $0.02 loss per share, for the six months ended September 30, 2004 from $2.5 million, or $0.04 loss per share, for the six months ended September 30, 2003.

ANALYSIS OF BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of September 30, 2004 and 2003, the Company had a backlog of approximately $47.3 and $65.1 million, respectively. As of September 30, 2004, the backlog was comprised of $28.8 million from international customers and $18.5 million from FATS U.S. military and law enforcement customers. Approximately $33.2 million of the contracted orders are scheduled for delivery during fiscal year 2005.

Changes in backlog for the three and six-month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Backlog – beginning of period	$53,073	$60,368	$59,310	$64,346
New bookings	14,361	17,680	26,136	29,320
Revenue	(20,130)	(12,931)	(38,142)	(28,549)

Backlog – end of period	$47,304	$65,117	$47,304	$65,117

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2004, the Company entered into a new credit agreement (the New Credit Agreement) with CapitalSource Finance, LLC. The New Credit Agreement provides for a revolving facility up to $12 million; a term A loan facility in an aggregate maximum principal amount of $15 million; and a term B loan facility in an aggregate maximum principal amount of $15 million. A more complete description of the terms of the New Credit Agreement is set forth in Note 7 to the Condensed Consolidated Financial Statements contained elsewhere in this report.

As of September 30, 2004, the Company had working capital of $24.1 million compared to $22.1 million as of September 30, 2003. The net $2.0 million increase in working capital is primarily the result of improved results of operations for fiscal year 2005.

The Company had a net increase in cash and cash equivalents of $1.0 million for the six months ended September 30, 2004 compared to a net decrease of cash and cash equivalents of $0.2 million for the six months ended September 30, 2003. For the period ended September 30, 2004, the Company’s operating activities generated cash of approximately $7.3 million compared to $1.1 million for the six months ended September 30, 2003. Cash flow from operations increased primarily due to the decreased net loss, decreases in costs and estimated earnings in excess of billings on uncompleted contracts, and the increase in deferred revenue.

The Company’s principal liquidity and capital needs are to fund working capital, provide debt service, and make capital expenditures necessary to support and grow its business. Since August 2000, the Company has financed its operations and growth primarily through internally generated funds and income tax refunds. With the issuance of the New Credit Agreement, discussed above, management believes that funds provided by operations will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

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

CONCENTRATION OF CREDIT RISK

As of September 30, 2004, approximately $8.7 million in accounts receivable or 59.3% of total net accounts receivable was due from the Company’s top five customers, all of which are due from U.S., U.K. and Greek government contracts and subcontracts.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Obligations

September 30, 2004

(amounts in thousands)

	Total	Less than 1 year	Within 1-3 years	Within 4-5 years	After 5 years
Long-term debt
Working capital – borrowings	$7,150	$—	$—	$7,150	$—
Long-term debt – Senior	15,000	2,125	9,000	3,875	—
Long-term debt – Junior	15,000	—	—	15,000	—
Capital lease obligations	93	56	37	—	—
Other
Other purchase orders	6,781	6,289	492	—
Operating lease obligations	2,825	899	1,539	387	—

Total	$46,849	$9,317	$11,120	$26,412	$—

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2004, the Company did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at September 30, 2004.

As of September 30, 2004, the Company had a total of approximately $37.1 million in variable rate debt at a range of interest rates (the greater of prime plus .5 to 6.0 percent or four and three-quarters to ten and one-quarter percent). If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company previously reported the sale of its shares of Series C preferred stock in exchange for its then outstanding shares of Series B preferred stock in its Form 8-K filed October 6, 2004. Other than the exchange of these shares, the Company has made no repurchases of its securities in the quarter covered by this Report. The Company’s ability to pay dividends on its capital stock is restricted by the terms of the New Credit Agreement which requires, among other things, the Company be in compliance with its financial covenants and that no event of default have occurred or result therefrom.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 annual meeting of stockholders on September 23, 2004. The stockholders were asked to reelect Ronavan Mohling to serve an additional term as a Class II director to serve on the Company’s Board of Directors until the 2007 annual meeting of stockholders.

The following votes were cast for and withheld from the election of Mr. Mohling as a Class II director: 54.7 million for / 0.3 withheld from. There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: Mary Ann Gilleece, as a Class III director whose term expires in 2005; and Scott Perekslis and Ronald C. Whitaker, as Class I directors whose terms expire in 2006. We continue to have one vacancy with respect to our Class II directors.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

4.1	Certificate of Designations of Series C Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated September 30, 2004 (filed as Exhibit 4.1 to the Form 8-K on October 6, 2004 and incorporated herein by reference)

10.1	Revolving Credit, Term Loans and Security Agreement, dated as of September 30, 2004, among Firearms Training Systems, Inc., FATS, Inc. and CapitalSource Finance LLC (filed as Exhibit 10.1 to the Form 8-K on October 6, 2004 and incorporated herein by reference)

10.2	Exchange Agreement, dated as of September 30, 2004, between the Company, Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Partners Coinvestment, L.P., Bank of America, N.A., U.S. Bank National Association and First Source Financial LLP (filed as Exhibit 10.2 to the Form 8-K on October 6, 2004 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed during the quarter ended September 30, 2004:

On August 16, 2004, the Company furnished a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 15, 2004

FIREARMS TRAINING SYSTEMS, INC.

/S/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)