Form 10-Q
period 2004-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2005-02-11
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of February 9, 2005, there were 70,694,173 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except for per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue	$21,029	$16,479	$59,171	$45,027
Cost of revenue	14,080	10,270	39,710	30,644

Gross margin	6,949	6,209	19,461	14,383

Operating expenses:
Selling, general and administrative	3,317	3,161	10,341	9,068
Research and development	947	766	2,689	2,013
Depreciation and amortization	121	102	352	335

Total operating expenses	4,385	4,029	13,382	11,416

Operating income	2,564	2,180	6,079	2,967

Other income (expense), net
Interest expense, net
Debt, net	(935)	(1,369)	(3,443)	(3,790)
Dividends on mandatorily redeemable preferred stock	—	(725)	(1,543)	(2,124)
Other, net	(287)	166	(1,192)	151

Total other expense	(1,222)	(1,928)	(6,178)	(5,763)

Income (loss) before provision (benefit) for income taxes	1,342	252	(99)	(2,796)
Provision (benefit) for income taxes	569	332	556	(229)

Net income (loss)	$773	$(80)	$(655)	$(2,567)

Income (loss) per share
Basic and diluted income (loss) per share	$0.01	$(0.00)	$(0.01)	$(0.04)

Weighted average common shares outstanding – basic	70,313	70,153	70,313	70,153

Weighted average – common shares outstanding – diluted	76,112	70,153	70,313	70,153

The accompanying notes are an integral part of these condensed consolidated statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares authorized, issued and outstanding)

	December 31, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,668	$2,367
Restricted cash	2,280	2,502
Accounts receivable, net of allowance of $350	16,675	23,317
Income taxes receivable	110	104
Costs and estimated earnings in excess of billings on uncompleted contracts	6,242	4,268
Unbilled receivables	4,799	62
Inventories, net	11,951	12,221
Deferred income taxes	770	770
Prepaid expenses and other current assets	2,102	1,020

Total current assets	48,597	46,631

Property and equipment, net	2,137	2,398

Other noncurrent assets:
Deferred income taxes	2,020	2,004
Deferred financing costs, net	1,421	187

Total assets	$54,175	$51,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Long-term debt due within one year	$2,344	$2,953
Accounts payable	4,716	3,679
Accrued liabilities	5,383	7,002
Accrued interest	281	949
Income taxes payable	707	214
Billings in excess of cost and estimated earnings on uncompleted contracts	4,084	1,428
Deferred revenue	5,593	1,239
Warranty and contract cost provision reserve – current	355	1,074

Total current liabilities	23,463	18,538

Long-term debt	34,864	38,168

Warranty and contract cost provision reserve – noncurrent	173	356

Other noncurrent liabilities	625	587

Manditorily redeemable preferred stock	—	30,485

Total liabilities	59,125	88,134

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $10,250 per share	32,028	—

Stockholders’ deficit:
Class A common stock, $0.000006 par value; 100 million shares authorized, 70,694,173 and 70,153,139 shares issued and outstanding	—	—
Additional paid-in capital	123,497	123,215
Stock warrants	613	613
Accumulated deficit	(161,836)	(161,181)
Accumulated other comprehensive income	748	439

Total stockholders’ deficit	(36,978)	(36,914)

Total liabilities and stockholders’ deficit	$54,175	$51,220

The accompanying notes are an integral part of these condensed consolidated statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(655)	$(2,567)

Adjustments for non-cash items
Non-cash interest and financing costs	2,582	2,945
Depreciation and amortization	738	855
Change in inventory reserve	(15)	(513)
Change in warranty and contract cost provision reserve	(901)	(191)
Gain on sale of assets	(5)	—
Deferred income taxes	16	—
Changes in assets and liabilities
Accounts receivable, net	6,642	6,049
Income taxes receivable	(6)	337
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,974)	(1,713)
Unbilled receivables	(4,737)	(36)
Inventories	286	(2,342)
Prepaid expenses and other current assets	(1,083)	66
Accounts payable	1,037	(263)
Accrued liabilities	(2,290)	(428)
Income taxes payable	493	—
Billings in excess of costs and estimated earnings on uncompleted contracts	2,656	49
Deferred revenue	4,354	(1,087)
Noncurrent liabilities	38	157

Total adjustments	7,831	3,885

Net cash provided by operating activities	7,176	1,318

Cash flows from investing activities
Change in restricted cash	222	(1,119)
Purchase of property and equipment	(380)	(902)
Proceeds from disposal of property and equipment	4	—

Net cash used by investing activities	(154)	(2,021)

Cash flows from financing activities
Proceeds from long-term debt	37,450	—
Payments on long-term debt	(42,150)	(44)
Payment of deferred financing costs	(1,484)	(409)
Exercise of stock options	282	—

Net cash used by financing activities	(5,902)	(453)

Effect of exchange rate changes on cash	181	425

Net increase (decrease) in cash and cash equivalents	1,301	(731)
Cash and cash equivalents, beginning of period	2,367	3,457

Cash and cash equivalents, end of period	$3,668	$2,726

The accompanying notes are an integral part of these condensed consolidated statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2005. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2004, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The weighted average grant-date fair value of options granted during the nine-month period ended December 31, 2003 was computed as approximately $2.2 million or $.38 per share under option.

The Company issued options to purchase a total of 750,000 shares of its common stock under its option plan on August 4, 2004, with an exercise price equal to the $.64 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the nine-month period ended December 31, 2004 was computed as approximately $450,000 or $.60 per share under option.

The values above and the value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income (loss) and income (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands, except per share amounts)
	2004	2003	2004	2003
Net income (loss)
As reported	$773	$(80)	$(655)	$(2,567)
Fair value based compensation cost, net of taxes	(87)	(47)	(262)	(141)

Pro forma net income (loss)	$686	$(127)	$(917)	$(2,708)

Basic and diluted income (loss) per share
As reported	$0.01	$(0.00)	$(0.01)	$(0.04)
Pro forma	$0.01	$(0.00)	$(0.01)	$(0.04)

4. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	December 31, 2004	March 31, 2004
Raw materials	$7,653	$6,293
Work in process	3,130	3,918
Finished goods	1,846	2,703

Inventories, gross	12,629	12,914
Reserve for excess and obsolete inventory	(678)	(693)

Inventories, net	$11,951	$12,221

5. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed are as follows (in thousands):

	December 31, 2004	March 31, 2004
Costs incurred on uncompleted contracts	$40,014	$34,322
Estimated earnings	14,826	13,007

	54,840	47,329
Less: billings to date	(52,682)	(44,489)

	$2,158	$2,840

Such amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,242	$4,268
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,084)	(1,428)

	$2,158	$2,840

6. Other noncurrent assets

Other noncurrent assets consist of the following intangible assets (in thousands):

	December 31, 2004	March 31, 2004
Non-compete agreement	$—	$33
Debt issuance costs	1,495	659

	1,495	692
Accumulated amortization	(74)	(505)

Other noncurrent assets, net	$1,421	$187

At December 31, 2004, the Company had debt issuance costs of $1.5 million related to the New Credit Agreement discussed in Note 7. For the three and nine-month periods ended December 31, 2004, amortization expense was $74,000 and $493,000, respectively. For the year ending March 31, 2005, amortization expense is expected to be approximately $568,000.

7. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31, 2004	March 31, 2004
Working capital - borrowings	$7,681	$230
Long-term debt – Loan A	14,469	11,582
Long-term debt – Loan B	15,000	29,190
Accrued PIK	58	119

	37,208	41,121
Due within one year	(2,344)	(2,953)

Long-term debt	$34,864	$38,168

On September 30, 2004, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “New Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), as administrative, payment and collateral agent for the lenders named therein. The New Credit Agreement permits a maximum borrowing capacity of $42 million and matures on September 30, 2009.

The New Credit Agreement provides for a revolving credit facility on which up to $12,000,000 may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (5.75% at December 31, 2004). At December 31, 2004, the amount available on the revolving credit facility was $4,272,250 (includes $46,750 related to a letter of credit). All amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the three months ended December 31, 2004, interest expense on the revolving credit facility was approximately $95,000.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (8.25% at December 31, 2004). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $531,250 for the first year of the term, $750,000 for the second through fourth years of the term, and $968,750 in the fifth year of the term. For the three months ended December 31, 2004, interest expense on the Term A loan was approximately $307,000.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (11.25% at December 31, 2004). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the three months ended December 31, 2004, interest expense on the Term B loan, including PIK interest, was approximately $483,000.

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

As of December 31, 2004, $37,208,000 was outstanding under the New Credit Agreement.

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

The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring (see Note 3 to the financial statements contained in the Company’s most recently filed Form 10-K for the year ended March 31, 2004). The increase in debt related to dividends earned on the Series B during the years ended March 31, 2002, 2003 and 2004 was approximately $2,353,000, $2,597,000 and $2,867,000, respectively. These amounts were previously offset by the reduction of approximately $2,083,000 and $2,299,000 in the debt restructuring liability allocated to the preferred stock, resulting in a net increase of approximately $270,000 and $298,000 for the years ended March 31, 2002 and 2003, respectively. As of March 31, 2003, the debt restructuring liability related to the preferred stock was fully amortized and, therefore, for the year ended March 31, 2004, the total $2,867,000 of preferred stock dividends was reported without the related offsetting amortization.

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

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. At December 31, 2004, the liquidation value was $10,250 per share.

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

10. Related party transactions

Special Situations Opportunity Fund I, LLC, one of the Term A lenders under the New Credit Agreement described in Note 7, is an affiliate of First Source Financial, Inc. First Source is one of the Company’s Series C preferred stockholders and an affiliate of First Source owns approximately 13.4% of the Company’s outstanding common stock. In addition, the primary lenders under the credit facility that was paid in full in connection with the New Credit Agreement included Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Partners Coinvestment, L.P. (collectively, the “Centre Entities”). The Centre Entities are among the Company’s largest stockholders and have two representatives on the Company’s Board of Directors.

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

11. Net income (loss) per common share

Basic and diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted average common shares outstanding for the three and nine-month periods ended December 31, 2004 and 2003.

Options to purchase 6,735,187 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding at December 31, 2004, but were not included in the computation of diluted EPS for the nine months ended December 31, 2004 because their effect would have been anti-dilutive, thereby decreasing net loss per share. However, for the three months ended December 31, 2004, the dilutive options and warrants were included in the computation of diluted EPS as the Company incurred net income.

Options to purchase 6,834,038 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding at December 31, 2003, but were not included in the computation of 2003 diluted EPS because their effect would have been anti-dilutive, thereby decreasing net loss per share.

12. Contingencies and commitments

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual for the three and nine-month periods ended December 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Balance – beginning	$223	$702	$214	$704
Claims paid	(66)	(41)	(197)	(138)
Warranties issued/(expired), net	79	44	219	139
Revisions to estimate	—	(90)	—	(90)

Balance - ending	$236	$615	$236	$615

13. Supplemental cash flow disclosures

	Nine Months Ended December 31,
	2004	2003
Cash paid (received) for (in thousands):
Interest (includes PIK interest of $6,923 for 2004)	$10,321	$2,637
Income taxes	110	32

14. Comprehensive income (loss)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$773	$(80)	$(655)	$(2,567)
Foreign currency translation adjustment	311	181	309	425

Comprehensive income (loss)	$1,084	$101	$(346)	$(2,142)

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

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	diversion of funds in support of the war on terrorism,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles, and

•	the other risks identified in Management’ Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	66.96	62.32	67.11	68.06

Gross Margin	33.04	37.68	32.89	31.94

Operating expenses
Selling, general and administrative	15.76	19.18	17.48	20.14
Research and development	4.51	4.65	4.54	4.47
Depreciation and amortization	0.58	.62	0.60	0.74

Total operating expenses	20.85	24.45	22.62	25.35

Operating income	12.19	13.23	10.27	6.59

Other income (expense), net
Interest expense – debt, net	(4.05)	(8.31)	(5.82)	(8.42)
Interest expense – dividends on mandatorily redeemable preferred stock	—	(4.40)	(2.61)	(4.72)
Other, net	(1.76)	1.01	(2.02)	0.34

Total other expense	(5.81)	(11.70)	(10.45)	(12.80)

Income (loss) before provision (benefit) for income taxes	6.38	1.53	(0.18)	(6.21)
Provision (benefit) for income taxes	2.71	2.01	(0.94)	(0.51)

Net income (loss)	3.67	(0.48)	(1.12)	(5.70)

Three Months Ended December 31, 2004 and 2003:

Net Revenues: Revenues increased $4.5 million, or 27.3%, to $21.0 million for the three months ended December 31, 2004, as compared to $16.5 million for the three months ended December 31, 2003. Sales to international customers for the three months ended December 31, 2004 increased $4.4 million, or 74.6%, to $10.3 million. The international sales increase is due primarily to the activation of an amendment to an existing contract with the United Kingdom. Sales to U.S. military customers for the three months ended December 31, 2004 increased by $1.1 million, or 13.4%, to $9.3 million. The U.S. military increase is due primarily to system upgrades with existing customers. Sales to U.S. law enforcement customers for the three months ended December 31, 2004 decreased $1.0 million, or 41.7%, to $1.4 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $3.8 million, or 36.9%, to $14.1 million for the three months ended December 31, 2004, as compared to $10.3 million for the three months ended December 31, 2003. As a percentage of revenues, cost of revenues for the three months ended December 31, 2004 increased to 67.0%, as compared to 62.3% for the three months ended December 31, 2003. The increase in cost of revenues as a percentage of revenues is attributable primarily to the shift in weapon types delivered to domestic customers.

Gross Profit: As a result of the foregoing, gross profit increased $0.7 million, or 11.3%, to $6.9 million, or 33.0% of revenues for the three months ended December 31, 2004, as compared to $6.2 million, or 37.7% of revenues, for the three months ended December 31, 2003.

Total Operating Expenses: Total operating expenses increased $0.4 million, or 10.0%, to $4.4 million for the three months ended December 31, 2004 as compared to $4.0 million for the three months ended December 31, 2003. As a percentage of revenues, total operating expenses decreased to 20.9% for the three months ended December 31, 2004, as compared to 24.5% for the three months ended December 31, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $3.2 million for the three months ended December 31, 2003 to $3.3 million for the three months ended December 31, 2004. However, as a percentage of revenues, SG&A decreased from 19.2% at December 31, 2003 to 15.8% at December 31, 2004 due to a corporate focus of expense control initiatives. Research and development costs increased from $0.8 million for the three months ended December 31, 2003 to $1.0 million for the three months ended December 31, 2004. Depreciation and amortization expense remained constant at $0.1 million.

Operating Income: As a result of the foregoing, operating income increased $0.4 million to $2.6 million for the three months ended December 31, 2004 as compared to $2.2 million for the three months ended December 31, 2003. As a percentage of revenues, operating income was 12.2% of revenues for the three months ended December 31, 2004, as compared to 13.2% of revenues for the three months ended December 31, 2003.

Other Income (Expense), net: Other income (expense), net totaled $(1.2) million, or (5.8%) of revenues for the three months ended December 31, 2004, as compared to $(1.9) million, or (11.7%) of revenues for the three months ended December 31, 2003. Interest on debt decreased $0.5 million or 35.7%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $0.7 million due to the conversion of the mandatorily redeemable preferred stock (Series B). In addition, due to the weaker dollar, the foreign currency exchange loss was $0.3 million for the three months ended December 31, 2004, as compared to $0.2 million gain for the three months ended December 31, 2003.

Income Before Provision for Income Taxes: As a result of the foregoing, the income before benefit for income taxes increased by $1.0 million from income of $0.3 million for the three months ended December 31, 2003 to income of $1.3 million for the three months ended December 31, 2004.

Provision for Income Taxes: Net taxable income for the three months ended December 31, 2004 resulted in a tax provision of $569,000, while net taxable income for the three months ended December 31, 2003 resulted in a tax provision of $332,000.

Net Income: As a result of the foregoing, net income increased by $854,000 to $773,000, or $0.01 income per share, for the three months ended December 31, 2004 from a net loss of $80,000, or $0.0 loss per share, for the three months ended December 31, 2003.

Nine Months Ended December 31, 2004 and 2003:

Net Revenues: Revenues increased $14.2 million, or 31.6%, to $59.2 million for the nine months ended December 31, 2004, as compared to $45.0 million for the nine months ended December 31, 2003. Sales to international customers for the nine months ended December 31, 2004 increased $5.5 million, or 29.0%, to $24.5 million. The international sales increase is due primarily to the activation of amendments with existing contracts. Sales to U.S. military customers for the nine months ended December 31, 2004 increased by $11.5 million, or 58.7%, to $31.1 million. The increase in U.S. military sales is due primarily to the incremental sales of weapons and system upgrades with existing customers and sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the nine months ended December 31, 2004 decreased $2.8 million, or 43.8%, to $3.6 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $9.1 million, or 29.7%, to $39.7 million for the nine months ended December 31, 2004, as compared to $30.6 million for the nine months ended December 31, 2003. As a percentage of revenues, cost of revenues for the nine months ended December 31, 2004 remained fairly constant at 67.1%, as compared to 68.0% for the nine months ended December 31, 2003.

Gross Profit: As a result of the foregoing, gross profit increased $5.1 million, or 35.4%, to $19.5 million, or 32.9% of revenues, for the nine months ended December 31, 2004, as compared to $14.4 million, or 31.9% of revenues, for the nine months ended December 31, 2003.

Total Operating Expenses: Total operating expenses increased $2.0 million, or 17.5%, to $13.4 million for the nine months ended December 31, 2004 as compared to $11.4 million for the nine months ended December 31, 2003. As a percentage of revenues, total operating expenses decreased to 22.6% for the nine months ended December 31, 2004 as compared to 25.4% for the nine months ended December 31, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $9.1 million for the nine months ended December 31, 2003 to $10.3 million for the nine months ended December 31, 2004. This increase in SG&A is due primarily to increased emphasis in sales and marketing, bid and proposal for new business, and expenses associated with the reengineering of our Enterprise Resource Planning system. Research and development costs increased $0.7 million, or 35.0%, to $2.7 million for the nine months ended December 31, 2004, as compared to $2.0 million for the nine months ended December 31, 2003. This increase is due primarily to increases in developmental efforts related to Bluefire weapons, enhancements to our I-FACT product, and single platform initiative. Depreciation and amortization expense remained constant at $0.3 million.

Operating Income: As a result of the foregoing, operating income increased $3.1 million to $6.1 million for the nine months ended December 31, 2004, as compared to $3.0 million for the nine months ended December 31, 2003. As a percentage of revenues, operating income was 10.3% of revenues for the nine months ended December 31, 2004, as compared to 6.6% of revenues for the nine months ended December 31, 2003.

Other Income (Expense), net: Other income (expense), net totaled $(6.2) million, or (10.5%) of revenues for the nine months ended December 31, 2004 as compared to $(5.8) million, or (12.8%) of revenues for the nine months ended December 31, 2003. Interest on debt decreased $0.3 million, or 7.9%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $0.6 million due to conversion of the mandatorily redeemable preferred stock (Series B). In addition, due to the weaker dollar, the foreign currency exchange loss was $0.6 million for the nine months ended December 31, 2004, as compared to $0.2 million gain for the three months ended December 31, 2003.

Loss Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the loss before provision (benefit) for income taxes decreased by $2.7 million from a loss of $2.8 million for the nine months ended December 31, 2003 to a loss of $0.1 million for the nine months ended December 31, 2004.

Provision (Benefit) for Income Taxes: The net taxable loss for the nine months ended December 31, 2004 produced a tax provision of $556,000 while the net taxable loss for the nine months ended December 31, 2003 resulted in tax benefit of $(229,000).

Net Loss: As a result of the foregoing, the net loss decreased by $1.9 million to $0.7 million, or $0.01 loss per share, for the nine months ended December 31, 2004 from $2.6 million, or $0.04 loss per share for the nine months ended December 31, 2003.

ANALYSIS OF BACKLOG

Backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential revenue. As of December 31, 2004 and 2003, the Company had a backlog of approximately $53.3 and $62.3 million, respectively. As of December 31, 2004, the backlog was comprised of $32.0 million from international customers and $21.3 million from FATS U.S. military and law enforcement customers. Approximately $19.3 million of the contracted orders are scheduled for delivery during the remainder of fiscal year 2005.

Changes in backlog for the three and nine-month periods ended December 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Backlog – beginning of period	$47,304	$65,118	$59,310	$64,346
New bookings	27,054	13,648	53,190	42,968
Revenue	(21,029)	(16,479)	(59,171)	(45,027)

Backlog – end of period	$53,329	$62,287	$53,329	$62,287

New bookings increased $13.4 million, or 98.5%, to $27.1 million for the three months ended December 31, 2004. The increase is due primarily to major orders from the United Kingdom Ministry of Defence, U.S. Army, Baghdad Police Academy, U.S. Air Force and Belgian Defence Force.

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

As of December 31, 2004, the Company had working capital of $25.1 million compared to a working capital deficit of $45.4 million as of December 31, 2003. The net $70.5 million increase in working capital is due primarily to debt restructuring and the conversion of the mandatorily redeemable preferred stock (Series B).

The Company had a net increase in cash and cash equivalents of $1.3 million for the nine months ended December 31, 2004 compared to a net decrease of cash and cash equivalents of $0.7 million for the nine months ended December 31, 2003. For the period ended December 31, 2004, the Company’s operating activities generated cash of approximately $7.2 million compared to $1.3 million for the nine months ended December 31, 2003. Cash flow from operations increased primarily due to the decreased net loss, decreases in costs and estimated earnings in excess of billings on uncompleted contracts, and the increase in deferred revenue.

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

CONCENTRATION OF CREDIT RISK

As of December 31, 2004, approximately $8.7 million in accounts receivable, or 64.1% of total net accounts receivable, was due from five of the Company’s customers, all of which are related to U.S. and U.K. government contracts and subcontracts.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Obligations

December 31, 2004

(amounts in thousands)

	Total	Less than 1 year	Within 1-3 years	Within 4-5 years	After 5 years
Long-term debt
Working capital – borrowings	$7,681	$—	$—	$7,681	$—
Long-term debt – Senior	14,469	2,344	8,250	3,875	—
Long-term debt – Junior	15,000	—	—	15,000	—
Accrued PIK	58	—	—	58	—
Other
Other purchase orders	7,395	6,872	523	—	—
Operating lease obligations	2,593	882	1,711	—	—

Total	$47,196	$10,098	$10,484	$26,614	$—

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, the Company did not have any off-balance sheet financing transactions or arrangements other than disclosed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. The Company’s objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve its objectives, the Company may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit its exposure to interest rate fluctuations. The Company does not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at December 31, 2004.

As of December 31, 2004, the Company had a total of approximately $37.1 million in variable rate debt at a range of interest rates (the greater of prime plus .5 to 6.0 percent or four and three-quarters to ten and one-quarter percent). If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2004:

On October 6, 2004, the Company filed a current report on Form 8-5 to disclose under Items 1.01, 2.03, 3.02, and 5.03 the entry into the New Credit Agreement and Exchange Agreement and related issuances of the Series C Preferred Stock identified in Notes 7 through 10 to the financial statements included in this report.

On November 15, 2004, the Company filed a current report on Form 8-K to disclose under Item 2.02 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended September 30, 2004.

On December 7, 2004, the Company filed a current report on Form 8-K to disclose under Item 5.02 the appointment of Darrell Oyer to the Board of Directors and the Board approval to expand the Class III directors to a total of two members with Cameron Breitner appointed to fill the resulting vacancy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 11, 2005

FIREARMS TRAINING SYSTEMS, INC.

/S/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)