Form 10-K
period 2005-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2005-07-14
CIK 1021770

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of the 10,855,898 shares of common stock held by non-affiliates of the registrant computed by reference to the last sale price on the Over-The-Counter Bulletin Board as of September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,924,806.

As of July 6, 2005, there were issued and outstanding 75,945,337 shares of common stock, par value $0.000006 per share.

Firearms Training Systems Inc.

Annual Report on Form 10-K

For the Year Ended March 31, 2005

PART I

Cautionary Note Regarding Forward-Looking Statements

You should carefully review the information contained in this Report and should particularly consider any risks and other factors that we set forth in this Report and in other reports or documents that we file from time to time with the SEC. Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements of our expectations as to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions, which are being made as of the date hereof. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	diversion of funds that otherwise might be spent on our products in support of the war on terror,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles,

•	the fact that our U.S. and other government customers may generally terminate our contracts for convenience if termination is deemed by them to be in their best interests,

•	the fact that a significant portion of our revenues are derived from international sales, which are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates, and

•	the other risks identified in Management’ Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Item 1.    Business

Company Overview

Firearms Training Systems, Inc. (referred to in this Report as “FATS”, the “Company”, “we” or “our”) incorporated as a Delaware corporation in 1984. We believe FATS® continues to be a leader in terms of our products and the number of markets we serve, having developed over 300 variations of simulated weapons, manufactured and delivered over 60,000 simulated weapons, developed over 1,200 training scenarios, and delivered over 5,200 systems to more than 50 countries. Our virtual training solutions are designed to provide state-of-the-art training for military, law enforcement, and security personnel in:

•	direct and indirect fire,

•	tactical decision-making,

•	close air support,

•	judgmental use of lethal and non-lethal force,

•	marksmanship,

•	convoy trainer,

•	motion platform systems,

•	integrated solutions, and

•	light armored vehicles.

Keeping pace with national and international concerns, FATS has developed virtual training solutions, which train units and individuals in situational awareness for highly complex operations, including urban warfare, peacekeeping/making, crowd control and hostage negotiations. Additional emphasis has been placed on night operations in many environments which, in most cases, allow our customers to utilize their organic night vision equipment.

FATS’ software and hardware technologies have evolved along with advances in the computer industry. Recognizing that commercial technological capabilities are moving faster than any one company can replicate, the Company takes advantage of commercially available off-the-shelf components that allow reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This philosophy allows FATS to provide its customers with what we believe are the best technical and economical solutions for their training. FATS also works specifically with each customer so that each training solution provided is complete, integrated and functional, from the embedded technology and courseware to the unique language requirements of each customer. This results in a simulated firearm or weapons system that is integrated and compatible with each customer’s specific training programs, replicating precise weapon ballistic data, desired environmental effects, and target damage realism.

FATS uses what we believe is a unique approach to sales and marketing utilizing subject matter experts (“SMEs”). SMEs are ex-military and/or law enforcement professional trainers and weapons specialists with expertise in developing weapons training systems requirements and customizing hardware, software, and weapon designs to meet specific customer training requirements. SMEs establish an interactive dialogue with decision-makers and system end-users who generally have comparable backgrounds and experiences, enabling the SMEs to communicate customer requirements to the Company’s design engineers. Through this interaction, the Company is better able to provide its customers with customized training scenarios that are realistic, using simulated weapons that maintain the fit, form, and feel of live weapons. The average tenure of FATS’ team of SMEs is over nine years.

Our facility in Atlanta serves as the operational base for a wide array of products servicing markets throughout the world. Complementing our vertically integrated manufacturing operations in Atlanta are engineering resources located in Atlanta and Montreal, which are supported by sales and service operations in the United States, United Kingdom, Netherlands, Australia, Singapore, and Canada. By consolidating key functional groups in Atlanta such as Marketing and Sales, Business Development, Program Management, Contracts, Finance, and Supply Management, the Company can more readily execute a “one FATS” approach worldwide.

Industry Overview

The virtual simulations training market is comprised of hardware, software, and courseware that are used by military, law enforcement and security professionals worldwide. The products are used to hone a variety of skills, including individual marksmanship, tactical engagement, indirect fire, combined arms, and judgmental decision-making for lethal and non-lethal use of force.

We believe recent world events and the continuing war on terrorism have increased the dependence on, and the demand for, simulations training. Operational tempo, time, and increasing environmental issues are key drivers that make simulations training extremely attractive. Additionally, there are training events that are almost cost prohibitive if restricted to live solutions. An example is close air support where the cost of a live aircraft sortie with ordnance is in the tens of thousands of dollars. Simulation training solutions, such as FATS Indirect-Forward Air Controller, provide robust and meaningful training, which is transferable to the live environment and provides substantial savings in both time and money.

Over the last decade, military and law enforcement organizations have increasingly embraced firearms simulation training as an important supplement to live fire training. We believe the following factors favor the use of simulated firearms training systems:

•	United States Military Acceptance: The United States Marine Corps, the United States Army, the United States Navy and the United States Air Force all utilize FATS systems as a prerequisite to live fire training. The Army, Air Force and Navy have conducted controlled tests which indicate that soldiers are able to transfer the techniques learned from training in the virtual simulation environment immediately to live fire events. As time, expense, and environmental challenges continue to impact training, the Company expects reliance by these military forces on simulation to increase.

•	Judgmental Training: Homeland security assignments and the rising number of non-traditional law enforcement and military missions, such as joint-force peacekeeping, peacemaking actions, and urban warfare situations require a heightened level of judgment regarding the appropriate use of measured force. Training in simulation enables law enforcement and military organizations to test and hone judgment and demonstrate appropriate responses to simulated complex situations with the ability to provide after-action review.

FATS focuses on the application of affordable technology to individual and small unit training and judgmental/use of force requirements. During the last few years, rapid advancements in commercial computer technology have allowed FATS to develop low cost simulators that support contemporary combat training objectives. FATS simulators use highly interactive three-dimensional computer-generated imagery that allows simulated battles to take place in high-fidelity virtual environments with computer-generated semi-automated forces.

Products

FATS’ product offering represents a comprehensive set of training systems, weapons, and courseware. Technology advancements have enabled FATS to build on the basic fundamentals of marksmanship training. FATS technology, experience, and expertise enable military leaders to progress from basic weapons skills to directing entire units in virtual battle scenarios while a forward observer calls for and adjusts artillery, naval, mortar fire, and close-air support. The combination of the ability to conduct tactical planning on digitized terrain databases that represent real world mission locations, and the technically advanced features embedded in FATS training systems, result in the opportunity for military organizations to conduct meaningful simulation training that leads to advanced readiness.

The Company’s technology strategy is based on creating training platforms designed around a combination of off-the-shelf and proprietary technologies that customers can easily customize to meet their distinctive specifications and requirements. Faster processors and smaller computer parts and chips are enabling FATS to create training devices that eliminate the current requirement that weapons be tethered to the training system, affording personnel freedom of movement in the training space while retaining all current data feedback and system training features.

The following table illustrates the progression of the Company’s training platforms from its FATS I system developed in 1984 to the current FATS IV system:

Evolution of FATS® Training Platforms

Platform	Year of Introduction	Features/Improvements
FATS I	1985	Control Program for Microcomputers based, stand-alone weapons, judgmental laser disc video.

FATS II	1988	Versa Module Eurocard based, system controlled weapons, video branching.

FATS III	1992	Weapons trace function, lanes marksmanship, dry fire weapons, primer fire weapons, judgmental laser disc video, 2D full screen graphics, high resolution hit detection.

FATS IV	1998	PC based digital video, three-dimensional sound and graphics, indirect fire trainer, higher hit detection accuracy, open architecture.

FATS IV	Periodic Enhancements	HDTV video, through-sight display, higher firing rate, scalable system architecture.

The following sections detail the Company’s product offering, which is divided into four major groups: simulators, weaponry, training software, and related products. The product offering detail is followed by a discussion of additional products and service opportunities we are pursuing.

Simulators

The Company’s simulators represent the core of FATS’ product set. Simulators are integrated training devices that combine commercial off-the-shelf components, the latest technologies available such as Windows XP® operating system, 3D graphics, digital video encoding and decoding technologies, and LCD projectors. FATS proprietary technologies such as the hit detection system, software and training courses create a versatile training solution. Of significant interest is the embedded “after-action-review” capability allowing a thorough examination of key actions/tasks of each trainee.

The following list identifies the system capabilities and training available in a FATS platform:

•	Direct Fire/Crew Gunnery- enables customers to hone skills ranging from individual marksmanship to collective training incorporating weapons ranging from pistols to anti-tank missiles. Focus is on individual, team, and leadership training for basic through advanced marksmanship, as well as tactical/combined arms. FATS also provides light armor vehicle and gunnery crew training systems.

•

Indirect Fire/Combined Arms- designed to train call-for-fire procedures artillery, mortars, naval gunfire, close air support, and attack helicopter. This training may be accomplished independent of, or concurrently with, a virtual combined arms training event incorporating direct fire engagements against simulated forces. In addition, indirect fire and combined arms simulations provide capabilities for command post and fire direction center personnel to become full participants in an indirect fire scenario.

•	Live Fire- enables an organization to employ its own service weapons in a wide variety of scenarios offering a complete spectrum of potential force responses. The system displays the impact point of live rounds on a specially designed, self-healing screen, and is capable of branching to different outcomes depending upon the student’s actions, reactions, and effectiveness.

•	Judgmental/Law Enforcement- provides training for the individual patrolman, team and/or section, and SWAT teams through the entire force continuum. Weapons include small arms, semi-automatic weapons, shotguns, and less than lethal alternatives such as chemical spray, the simulated TASER® stun gun, and batons. Law enforcement training courses span the spectrum of conflicts that an officer may encounter, from basic marksmanship to hostage negotiations and rescue and domestic disturbances, in each case requiring judgment and measured response. Systems include complete diagnostics and data feedback.

Weaponry

FATS produces sophisticated and realistic simulated training weapons. We are able to provide realistic weaponry by retrofitting real, live fire weapons with simulation technology to deliver the true form, fit, and feel of a live fire weapon. FATS offers a broad set of weapons, from small to supporting arms.

FATS simulated weapons offer a number of training advantages. Our weapons provide diagnostic information not available with live fire weapons, such as trigger squeeze, barrel movement, weapon cant, and butt pressure, supplying instructors with a rich set of performance data. In addition, since FATS simulated weapons do not fire live rounds, they experience far less stress than live fire weapons and therefore have a life cycle that is significantly longer than weapons used for live fire training. For example, we believe an actual M-16 has a field life of approximately 5,000 rounds before rebuild is necessary, while the FATS simulated M-16 is designed to fire a minimum of 50,000 rounds before requiring service.

FATS weapons designers are able to replace firing elements from live weapons with pneumatics, electronics, lasers, and sensors without altering a weapon’s mechanical functions such as safety switch and loading, center of gravity, balance, or weight.

Our weapons are available with various levels of sensor diagnostics and can be custom-designed and manufactured for each customer’s specific installation. During fiscal 2005, the Company began delivery of un-tethered, wireless weapons using Bluetooth radio frequency technology. FATS BLUEFIRE® weapons and devices provide the end user with all of the diagnostics and capabilities present in FATS tethered weapons, but are without the hard wire connection to the system.

Our weapons arsenal currently includes: simulated revolvers; semi-automatic pistols; shotguns; bolt-action, semi-automatic, and automatic rifles; submachine and machine guns; anti-tank/anti-personnel rocket launchers; single-shot and automatic grenade launchers; automatic cannons; and mortars.

Training Software

The Company’s training software provides interactive engagements to meet specific training objectives using real-world imagery or computer generated imagery. FATS’ scenario library includes: terrain scenes derived from data sets of the National Imagery and Mapping Agency; realistic targets (both friendly and threatening); realistic human images; and various time of day, weather, and lighting conditions.

FATS has developed over 1,200 customized scenario programs. The Company offers a comprehensive set of scenarios covering basic and advanced marksmanship, judgmental/measured response, collective and combined arms training, and numerous other training requirements.

FATS has also become an industry leader in interoperability with similar and dissimilar training systems. Projects with the U.S. Department of Defense have demonstrated our ability to integrate via high-level architecture, with multiple systems and live training. We believe this capability makes FATS technically ahead of its competition and has brought the Company new opportunities that will provide growth in both its market and product offerings.

Related Products and Services

FATS offers additional products that enhance its basic platform capability, including: a video authoring station, enabling customers to develop, edit, modify, and/or customize their own training video scenarios; and a hostile fire return simulator that propels simulated ammunition in the direction of a trainee and designed to reinforce proper cover techniques. We also offer selected military and law enforcement equipment such as: a remote trigger device; lookback device; flashlight; night vision filters for customer-owned devices; simulated binoculars for use during indirect fire training; simulated laser range finders used during forward air controller training; and a MILES™ shoot-back device that trains military personnel to react to hostile fire simulated by an electronic laser.

FATS is currently conducting turnkey training services for the Australian Defense Force, Singapore Armed Forces and Singapore Police Coast Guard. Management continues to explore opportunities to provide turnkey training services to military and law enforcement organizations worldwide. We believe expanding the Company’s turnkey training services will provide a recurring revenue stream for FATS.

FATS has teamed up with a North Carolina company, CMT Solutions, to establish a regional training center to deliver virtual simulation training to military and law enforcement personnel in the Fort Bragg / Fayetteville area. CMT Solutions is providing the training facility and training staff while FATS is providing the training systems, simulated weapons and service support. We believe that market research indicates that there is significant potential for this type of training, particularly among the Special Forces community in Fort Bragg. The first training courses are expected to commence in July 2005.

Management continues to explore opportunities to deliver operator refresher training and advanced system operator training. FATS continues to deliver five-day, in-plant, operator and instructor courses, and courses are scheduled throughout the current fiscal year.

Target Markets

FATS targets two markets globally: military and law enforcement/security. The Company has sold FATS systems to customers in more than 50 countries across six continents. The following table sets forth dollar amounts (in thousands) and percentages of sales for the Company’s international and domestic markets on an historic basis:

	Year Ended March 31, 2003		Year Ended March 31, 2004		Year Ended March 31, 2005
	(Restated)		(Restated)
International	$32,384	48.8%	$37,753	51.6%	$39,829	45.1%
Domestic Military	28,061	42.2	27,385	37.5	43,659	49.4
Domestic Law Enforcement	5,719	8.6	7,943	10.9	4,878	5.5
Other	241	0.4	8	0.0	—	—

Total	$66,405	100.0%	$73,089	100.0%	$88,366	100.0%

Domestic Military and International

While training requirements vary among countries, the structural basis is often similar to U.S. military doctrine and procedure. Major differences typically exist in weaponry used and marksmanship training standards.

FATS has secured exclusive agreements with strategic sales agents to provide a local presence in those markets in which such a presence is essential to the Company’s success. These agents assist in defining requirements and providing clarification to product tenders and solicitations.

FATS expects major growth potential in the Asian Pacific region and in Eastern Europe, and we are aggressively cultivating opportunities in both regions.

We believe that the U.S. military continues to provide FATS with long-term opportunities. We believe the U.S. military sets the standards for training in a simulations environment. U.S. military customers recognize simulation training as a viable teaching method and means of preparation for live fire training. Simulation training’s inherent advantages in cost, flexibility, diagnostics, safety, and diminished environmental impact are recognized attributes by military organizations, both in the United States and abroad.

The two principal methods used by U.S. military organizations to procure training equipment are purchasing programs defined in the U.S. Government’s budget and discretionary spending. We believe the Company has a compelling track record of success on both large-scale competitive procurements and discretionary purchases.

Reliance on virtual simulations in the U.S. is expected to expand, and we believe that, as the U.S. military adopts new features and capitalizes on the newest technology, other countries will similarly follow suit.

Domestic Law Enforcement

FATS divides its domestic law enforcement segment into four principal categories:

•	Federal entities, including the Secret Service, Bureau of Alcohol, Tobacco, and Firearms, the Internal Revenue Service, the U.S. Postal Service, the Federal Bureau of Investigation, the Drug Enforcement Agency, and the Central Intelligence Agency.

•	State and local law enforcement departments.

•	Colleges and universities offering criminal justice training programs.

•	Federal, state, and private correctional facilities.

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

Homeland Security

Homeland security is still viewed to be a near-term growth opportunity. As organizational structure is resolved, training requirements are beginning to emerge. We believe FATS is positioned to capitalize on this market condition.

Sales and Marketing

FATS’ longstanding history in simulation training is a primary key to our success to date within the global marketplace. Our field sales representatives, the FATS engineering staff, a core staff of SMEs, marketing operations and program management work as a team to respond to customer requirements, design the best approach and deliver what we believe is the best virtual training solution available for the customer. This team is charged with maintaining a continuous customer dialogue to uncover potential sales leads and to ensure customer satisfaction. FATS’ field sales representatives visit potential customer locations to maintain close, on-the-ground contact with end-users and decision-makers.

Management believes that the Company’s sales agents’ experience in the simulation industry, weapons and product expertise, and longstanding relationships with key military and law enforcement decision-makers in their respective territories will enable FATS to maintain and expand its market position.

Customers

Our customer base represents a global footprint of significant proportion. With over 5,200 fielded platforms, and over 60,000 simulated weapons, FATS customers are found throughout the world. The following table provides a partial presentation of FATS’ customers:

U.S. Law Enforcement	U.S. Military	International
Federal Bureau of Investigation	United States Marine Corps	Canadian Department of National Defense

Dominion Virginia Power	United States Air Force	Australian Defense Forces

Drug Enforcement Agency	Air National Guard	United Kingdom Ministry of Defense

South Carolina Department of Corrections	Army National Guard	Singapore Army and Police Coast Guard

Omaha Police Department	United States Army	Belgium Army

Missouri Bureau of Corrections	United States Navy	Norwegian Police

AT Systems, Inc.		Italian Army Ministry of Defense

Federal Protective Services—GSA		Royal Netherlands Land Army

San Francisco Police Department		United Arab Emirates Forces

United States Border Patrol		Greek Police

United States Department of Justice		SAAB/Bofors

Amtrak System Support Services		Bahrain Defense Force

Republic of Yemen

New Zealand Army

Brazilian Army Commission

Research and Development

Our research and development expenditures totaled approximately $6.8 million, $7.2 million, and $8.2 million in fiscal 2003, 2004, and 2005, respectively. Of these amounts, approximately $4.0 million, $4.3 million, and $4.2 million was funded as engineering under customer specific contracts, resulting in net research and development expenses to FATS of $2.8 million, $2.9 million, and $4.0 million in fiscal 2003, 2004, and 2005, respectively.

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

In order to maintain our market position, FATS is engaging in research and development in the following areas:

•	Improving visual quality for both 3D graphic and digital video.

•	Developing simulation software that supports more realistic training scenarios.

•	Expanding FATS’ technology to support the new training needs for operations in urban terrain.

•	Enhancing radio frequency wireless weapons utilizing Bluetooth technology.

The Company’s research and development efforts are divided into four separate disciplines: mechanical, electrical, training, and audio-visual.

•	Mechanical Research and Development: Mechanical research and development consists of the design and development of specialized assemblies and simulated weaponry. By combining mechanical engineering with specialized sensing mechanisms and weapons technology, FATS is able to produce a customized simulated weapon.

•	Electrical Research and Development: Electrical research and development combines hardware and software engineering with electro-optical technologies to produce the system platform and application programs. FATS electrical research and development capabilities include real-time system software and hardware design and development, system integration, laser optics, ballistic modeling and calculation, interactive digital video, interactive 3D computer graphics, networking of simulation systems using high-level architecture, 3D target and terrain modeling, and motion simulation.

•	Training Research and Development: Training research and development focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. Experienced weapon training and shooting specialists with extensive military or law enforcement related experience staffs FATS’ professional training department.

•	Audio-Visual Research and Development: Audio-visual research and development focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs that create realistic scenarios.

Supplementing the technical capabilities of the Company is a cadre of strategic relationships with what we believe to be the “best of breed” suppliers. We believe this combination of internal and external capabilities solidifies leading edge technology for FATS.

Manufacturing Operations

FATS’ manufacturing operations are conducted primarily at our Atlanta facility and, to a limited extent, at our foreign subsidiaries’ facilities. Manufacturing operations are divided into two groups: systems manufacturing and weapons manufacturing.

Systems Manufacturing

Systems manufacturing, which is the assembly of FATS hardware and software components into a single platform, is performed at our Atlanta facility. A select few suppliers or systems integrators support this process. The receipt of sub-assemblies and components is accomplished through a just-in-time delivery process. Pre-established quality requirements have been identified through supplier source inspection consistent with a comprehensive quality assurance plan based on industry-recognized standards.

Due to our internal efficiencies and external capabilities, we believe FATS’ production capacity is adequate to support future growth.

Weapons Manufacturing

The production of FATS weapon simulators is also performed in our Atlanta facility. The process of “de-milling” live weapons into a simulated training product is accomplished through a combination of various sub-assemblies complemented by the machining of critical parts. The manufacturing process of the FATS simulator is considered a “core competency” thus requiring a focused vertically integrated effort. Employees assigned to these work cells are highly trained and considered to be experts not only in the field of weaponry but also mechanical assembly processes.

Operational Improvements

The standard operating procedure for manufacturing FATS products is the utilization of “lean manufacturing” techniques. By implementing state of the art processes, FATS has moved from traditional “batch” production to a more efficient “pull” process. Work cells have been established in both systems set-up and the weapons assembly areas. The use of common tools and processes combined with a cross trained workforce has not only increased efficiencies, but elevated our quality standards. A continuous improvement process has enhanced the effectiveness of the manufacturing group thus reducing time to market deliveries. On average, product cycle times have been reduced from 30 to 50 percent from mid-2002 to the present.

Quality has become a built-in-process monitored by key performance metrics and a cross-functional quality council. Performance results are visible on a real time basis making corrective action a part of daily routines. This “closed loop” system of documenting problems which lead to engineering change notices and corrective action plans, serves to reinforce continuous improvement.

Numerous adjustments have been made to the management of the supply chain with improvements being realized in supplier on time delivery and in received quality. The improvements have led to the creation of several strategic supply agreements which also address ongoing cost improvement through collaborative FATS and supplier value engineering. The Company continues to evaluate in-house competencies or core processes that ultimately lead to sound decisions with respect to improving operating efficiencies.

Product Support

FATS is committed to providing outstanding customer service. We deliver global after-sales customer service via strategically located Customer Service Departments that are centrally controlled from our corporate headquarters in Atlanta. Customer Service Technicians/Engineers are located in:

•	Atlanta for customers in the USA and Latin America.

•	Montreal for Canadian customers.

•	Lincolnshire, UK and Waardenburg, The Netherlands for customers in Europe, the Middle East and Africa.

•	Albury, Australia and Singapore for customers in the Asia/Pacific region.

In addition to technical support, all FATS Customer Service Departments offer accessories, parts, system upgrades/enhancements and training. Also, the majority of our Customer Service Departments store government owned spare equipment and components. Depot customers include the U.S. Marine Corps, the U.S. Navy, the U.S. Air National Guard, the Canadian Department of National Defense, the Australian Defense Force, the British Ministry of Defense and the Royal Netherlands Army. Depot support includes shipping spare equipment and components to customers within 24 hours of notification of a weapon or system failure. Our Customer

Service Departments offer website, hotline and after hours support, and are committed to rapid turnaround times when customers’ equipment is received for repair. All repairs conducted by FATS technicians/engineers undergo a final quality test prior to being shipped back to the customer.

Proprietary Operating System; Raw Materials and Suppliers

The Company currently purchases raw materials from numerous suppliers on both a competitive bid and long-term contract basis. We believe there are viable alternative sources for all of our raw materials. In addition, FATS has a sophisticated machine shop in which it can convert actual weapons into simulated weapons and produce certain weapon and simulator parts. This ability provides us with the flexibility to produce a large portion of our principal components if they become unavailable or it becomes economically advantageous to do so.

Backlog

As of March 31, 2005, the Company had a backlog of approximately $58.4 million compared with $59.3 million as of March 31, 2004. Our backlog as of March 31, 2005 consisted of $39.5 million from international customers, $17.5 million from U.S. military customers and $1.4 million from U.S. law enforcement customers. Management expects that approximately $40.2 million of backlog will be delivered in fiscal 2006. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. However, these contracts generally provide for reimbursement of actual cost incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog for the years ended March 31, 2003, 2004, and 2005 is as follows (in thousands):

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
Backlog - beginning of year	$59,618	$64,346	$59,310
New bookings	71,133	68,053	87,467
Revenue	(66,405)	(73,089)	(88,366)

Backlog - end of year	$64,346	$59,310	$58,411

Competition

The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. FATS faces a number of major competitors including Thales Elektronik Systeme GMBH, Cubic Simulation Systems, Inc., Advanced Interactive Systems, Inc. and I.E.S., Incorporated. We believe that none of these competitors offers the entire scope of training capability as does FATS. However, our competitors each possess marksmanship and judgmental training capability and have been very aggressive in the marketplace. FATS does not take the competition lightly and continues to enhance the existing product portfolio that allows the Company to be marketed as a leading provider of virtual training solutions.

The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, have contributed to the formation of teaming arrangements by competitors that present potential competitive challenges. Many of the Company’s current and potential competitors have significantly greater financial, technical and marketing resources than FATS.

Employees

As of March 31, 2005, the Company and its subsidiaries employed 418 employees, of which 312 were employed at our corporate headquarters in Atlanta. Unions represent none of the Company’s employees. We consider relations with our employees to be satisfactory with employee turnover well below industry averages.

Government Contracts and Regulation

Sales to public sector customers are subject to detailed regulatory requirements and public policies that may affect the ability of the Company to increase or even maintain such sales. In particular, the choice of a contractor by a customer may be affected by the size of the contractor, the place of manufacture of the contractor’s products or whether the contractor is given preferential consideration based upon socioeconomic factors. Furthermore, contracts with government agencies are conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex public budgetary procedures whose outcome is difficult to predict. In particular, contracts with the U.S. Government are conditioned upon the continuing availability of Congressional appropriations.

The U.S. Government or the relevant agency may generally terminate government contracts, in whole or in part for its convenience, if such termination would be in the best interest of the U.S. Government.

Furthermore, any contractor who is suspected of, or found to have engaged in, the commission of fraud or a criminal offense in connection with a government contract or subcontract, a serious violation of the terms of a government contract or subcontract, unfair trade practices, or any other offense indicating moral turpitude or a lack of business integrity or business honesty faces the possibility of being suspended or debarred from all further government contracting. The decision to suspend or debar a contractor is generally at the discretion of the government. Any such suspension or debarment could have a material adverse effect on the Company’s future results of operations and financial condition.

The type of government contracts awarded to the Company in the future may affect our financial performance. A number of our contracts have been obtained on a sole source basis while others were obtained through a competitive bidding process. The extent to which the Company’s contracts and orders are obtained through a competitive bidding process or as sole source contracts may affect our profit margins.

We are subject to export licensing jurisdiction of the U.S. Department of State and the U.S. Department of Commerce with respect to the temporary or permanent export of certain of FATS’ products and the import of certain other products based on the Arms Export Control Act and the Export Administration Act which, though expired, is carried out by Presidential Executive Order issued under the auspices of the International Emergency Economic Powers Act. In addition to application to transfer information and products to customers, such regulations also may from time to time require a license for the transfer of technical information from the Company to its foreign subsidiaries, such as information necessary to enable a subsidiary to modify simulated weapons for use in systems being supplied by the subsidiary to customers. The respective jurisdictional statutes provide the State Department and the Commerce Department with the discretion to change their policies with respect to whether particular products can be licensed for export to particular countries. In certain circumstances, export licenses and other authorizations may be revoked, suspended or amended without notice. Both the State Department and the Commerce Department have the authority in certain circumstances to debar persons or deny them export privileges. Such action may be taken for, among other reasons, commission of civil violations and criminal offenses in connection with exports.

We have a license from the U.S. Justice Department’s Bureau of Alcohol, Tobacco and Firearms (ATF) to import destructive devices and certain other materials. This license also authorizes us to be a dealer in regulated firearms and other destructive devices. FATS also has a license from ATF that authorizes it to be a manufacturer of destructive devices and certain other materials. The Company is registered with the Director of ATF as a person engaged in the business of importing articles enumerated on the U.S. Munitions Import List. ATF may revoke licenses or deny their renewal for failure to follow the prescribed regulations or as a result of the commission of criminal offenses. Certain of the Company’s subsidiaries also have similar licenses in their jurisdictions of incorporation.

Certain FATS simulation systems use laser-emitting devices to locate the user’s aiming point in relation to the target. Such products must be manufactured and operated in accordance with safety standards adopted to protect human eyesight. In the United States, such standards are included as part of Food and Drug Administration regulations currently administered by the Center for Devices and Radiological Health. Systems sold to many international customers, including those in Europe and Canada, however, must comply with international standards, which contain more rigorous criteria than the present U.S. standards. Depending on the amount of laser energy emitted, room safety precautions, warning signs and labels, and special shut-off devices, special training for personnel and related safety measures may be required, which increase costs and can create administrative concerns for the Company’s customers.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because FATS’ Common Stock is registered with the SEC, it is currently subject to this Act.

Since the Sarbanes-Oxley Act was enacted in 2002, the SEC and the various securities exchanges issued new regulations affecting the Company’s corporate governance and heightening its disclosure requirements. Among the many new changes are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, and required posting of various SEC reports on the Company’s website.

Item 2.    Properties

FATS’ Atlanta facility, located in Suwanee, Georgia, houses most of our manufacturing operations as well as our corporate headquarters. The Suwanee facility occupies a 98,100 square-foot building that resides on eight acres. In addition, our United Kingdom subsidiary facility has the ability to produce a broad range of FATS® simulated weapons, giving FATS the ability to shift production based on capacity constraints in Suwanee. Management believes that the Company has adequate manufacturing capacity to support projected growth, and that capacity can be increased with minimal capital expenditures. The Company’s subsidiaries located in the United Kingdom, the Netherlands, Australia, and Canada support sales, service, and training activities for FATS products.

The following table provides additional information regarding our facilities:

Facility	Location	Owned or Leased	Square Footage	Lease Expiration	Month of Expiration
FATS, Inc.	Suwanee, Georgia	Leased	98,100	2008	May
Firearms Training Systems Limited	Lincolnshire, UK	Leased	12,000	2005	July
Firearms Training Systems Netherlands, B.V.	Waardenburg, Netherlands	Leased	4,800	2005	August
FATS Canada, Inc.	Montreal, Canada	Leased	25,129	2007	February
Firearms Training Systems Australia Pty Ltd.	Lavington, Australia	Leased	10,000	2010	January

The Company had a lease at its U.K. based subsidiary, Firearms Training Systems Limited, which expired in July 2004 and is currently on a month-to-month basis. The Company is negotiating an extension of the lease through June 2009. The Company has a lease at its Netherlands based subsidiary, Firearms Training Systems Netherlands, B.V., which expires in August 2005. The lease automatically renews each year at the Company’s option and the Company intends to renew the lease with the same terms and conditions as in the expiring lease.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Firearms Training Systems, Inc. is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol “FATS”. As of July 6, 2005, there were 180 holders of record of the Company’s Common Stock.

The table below shows the high and low closing bid information of the Common Stock during the period from April 1, 2003 through the year ended March 31, 2005 as reported by the OTC:BB for the period indicated. OTC market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

Quarterly Stock Price Range

	High	Low
Fiscal 2004
First Quarter	0.50	0.38
Second Quarter	0.54	0.37
Third Quarter	0.51	0.37
Fourth Quarter	0.90	0.43
Fiscal 2005
First Quarter	1.14	0.52
Second Quarter	0.99	0.63
Third Quarter	2.51	0.69
Fourth Quarter	1.92	1.30

We did not pay cash dividends on the Common Stock during the two most recently completed fiscal years. FATS currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. In addition, the Company’s New Credit Agreement prohibits the payment of any dividends on our Common Stock. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

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

	Year Ended March 31
	2001	2002	2003	2004	2005
			(Restated)	(Restated)
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$41,501	$59,057	$66,405	$73,089	$88,366
Gross margin	6,475	17,450	21,449	28,343	30,926
Gross margin%	15.6%	29.5%	32.3%	38.8%	35.0%
Operating expenses	18,403	17,895	14,696	16,464	18,697

Operating income (loss)	(11,928)	(445)	6,753	11,879	12,229
Interest (income) expense	4,444	(220)	114	8,044	6,458
Other (income) expense	257	61	(95)	(125)	738

Income (loss) before (benefit) provision for income taxes	(16,629)	(286)	6,734	3,960	5,033
(Benefit) provision for income taxes	(1,052)	(4,892)	(792)	(1,871)	2,434

Net income (loss) before preferred stock adjustments	(15,577)	4,606	7,526	5,831	2,599
Preferred stock adjustments	(1,469)	270	298	—	—

Net income (loss) attributable to common stockholders	$(14,108)	$4,336	$7,228	$5,831	$2,599

Earnings (loss) per common share
Basic	$(0.26)	$0.06	$0.10	$0.08	$0.04

Diluted	$(0.26)	$0.06	$0.10	$0.08	$0.03

Balance Sheet Data:
Working capital	$15,893	$20,957	$24,048	$29,415	$24,210
Total assets	32,173	36,351	43,198	52,470	54,085
Long-term debt	43,990	42,977	39,858	41,068	29,053
Mandatorily redeemable preferred stock	27,049	27,319	27,617	30,485	—
Preferred Stock	—	—	—	—	32,028
Stockholders’ deficit	54,086	49,802	42,272	35,681	28,504

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This analysis of the Company’s results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Annual Report on Form 10-K. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although the Company believes that these statements are based upon reasonable expectations, we can give no assurance that their goals will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

Restatement

As previously reported on Form 8-K filed June 29, 2005, the Company concluded that it was necessary to restate its annual financial statements for the fiscal years ended March 31, 2003 and 2004 as well as the financial data of the quarters ended June 30, September 30, and December 31, 2004 and 2005 and the quarter ended March 31, 2004. The restatements relate to the accounting treatment previously used with respect to two percentage-of-completion contracts entered into by foreign subsidiaries of the Company denominated in foreign currencies which were accounted for incorrectly. In the past, the Company deferred the impact of foreign currency fluctuations until the period in which each contract was completed. The Company determined that its method of deferring the recognition of foreign currency fluctuations on these percentage-of-completion contracts was incorrect and that a restatement was necessary. The Company has restated its financial statements to recognize the effects of foreign currency transactions and translations in accordance with SFAS 52, Foreign Currency Translation. The effect of these adjustments increased revenues and operating income by $280,000 and $1,235,000 in 2003 and 2004, respectively, and increased net income by $196,000 and $793,000 for those years.

The Company has restated its financial statements to correct its financial statements for the foregoing adjustments. Therefore, with this Annual Report on Form 10-K, the Company is filing its restated audited financial statements for fiscal years ended March 31, 2003 and 2004, as well as the financial data of the quarters ended June 30, September 30, and December 31, 2004 and 2005 and the quarter ended March 31, 2004. All financial information contained in this filing gives effect to the restatement and revision.

The effect of the restatement on certain line items of the Company’s consolidated statements of income and balance sheets is as follows (in thousands):

	Year Ended March 31, 2003			Year Ended and At March 31, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income:
Revenue	$66,125	$280	$66,405	$71,854	$1,235	$73,089
Gross margin	21,169	280	21,449	27,108	1,235	28,343
Operating income	6,473	280	6,753	10,644	1,235	11,879
Other income, net	104	(9)	95	107	18	125
Income before provision for income taxes	6,463	271	6,734	2,707	1,253	3,960
Benefit for income taxes	867	(75)	792	2,331	(460)	1,871
Net income	7,032	196	7,228	5,038	793	5,831
Basic and diluted income per share	.10	—	.10	.07	.01	.08

Consolidated Balance Sheet:
Cost and estimated earnings in excess of billings on incomplete contracts	4,697	295	4,992	$4,268	$1,690	$5,958
Income taxes receivable	823	16	839	104	10	114
Deferred income taxes	—	—	—	2,774	(450)	2,324
Income taxes payable	176	91	267	214	95	309
Billings in excess of costs and estimated earnings on incomplete contracts	1,277	(2)	1,275	1,428	(78)	1,350
Total stockholders’ deficit	(42,494)	222	(42,272)	(36,914)	1,233	(35,681)

Net cash flows from operating, financing, and investing activities, as previously reported, remained unchanged as a result of the restatement.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make judgments regarding estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our judgments and related estimates regarding the following accounting policies are critical in the preparation of our consolidated financial statements. See Note 3 to our Consolidated Financial Statements contained elsewhere in this Report for a discussion of our accounting policies with respect to these and other items.

Revenue Recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and governmental agencies is recognized upon shipment when title passes; as all material commitments have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured. Some contracts contain acceptance clauses giving customers a right to test products. In these instances, revenue is not recognized until the customer accepts the products or the acceptance clause lapses. A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-deliverable arrangements, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, based on the relative fair values of the deliverables specified in the contract. These contracts require little or no modifications to the existing proprietary platform; specify pricing terms by product and billings generally correspond to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

Other governmental contracts require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications. These contracts are accounted for under the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, measured by the percentage of cost incurred to date to the total costs for each contract. Contract costs include all direct material, direct labor and other costs directly related to the contract. Selling, general, and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Inventory Valuation

Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market is defined as net realizable value. Management periodically reviews the Company’s inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company’s inventory change from time-to-time due to change in the underlying sales mix, the release of new versions of the Company’s proprietary system and overall changes in technology and the marketplace. As the Company develops new product lines future charges against income may be necessary to reduce inventory to its net realizable value.

Contract Loss Reserve

Management assesses the Company’s performance and estimated cost to complete ongoing sales contracts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income. In the event management anticipates incurring costs in excess of contract revenues, the Company records a contract loss reserve in an amount equal to the estimated costs in excess of contracted revenues in the period in which such information becomes apparent.

Warranty Cost Reserve

Management periodically estimates expected warranty costs under the Company’s standard product warranty. In determining the estimate, management analyzes the relationship of historical standard warranty costs incurred on historical sales and the underlying product mix comprising the historical sales. Management, in turn, utilizes this historical information to estimate expected warranty costs on sales within the standard warranty time frame. Due to the inherent limitations in the estimation process, the potential for product defects and other unforeseen circumstances by the Company, the possibility exists that the recorded warranty reserve will be inadequate to offset actual warranty costs incurred resulting in additional charges against income in the period such information is determined. Also, actual warranty costs may be significantly lower than expected resulting in the reduction of the Company’s warranty reserve generating an addition to income in future periods.

Company Overview

We are a leading worldwide producer of interactive simulation systems designed to provide training for multiple markets to include the handling and use of small and supporting arms. FATS also competes in air defense and armored vehicle weaponry.

Although we sell our products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 73.3%, 71.5% and 69.8% of the Company’s revenues in fiscal 2003, 2004, and 2005, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on our revenues, results of operations, and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on our future results of operations, financial condition, and cash flow. We expect that sales to the U.S. military will continue to comprise a significant portion of the Company’s revenues due to renewed commitments of the U.S. government to protect and safeguard its domestic and international interests. Significant portions of our revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2003, 2004, and 2005, approximately 48.8%, 51.6% and 45.1%, respectively, of our revenues were derived from sales to international customers. We expect that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance of simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. FATS, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect these sales to international customers. Certain of our international sales are denominated in foreign currencies. We do not currently hedge these foreign currency transactions.

Cost of revenues generally includes materials, direct labor, overhead, and other direct costs. Operating expenses include selling, general and administrative expenses, research and development (R&D) costs, and bid and proposal expenses. Selling, general and administrative expenses consist primarily of salaries and commissions, wages, benefits, legal, accounting, and marketing expenses. R&D expenses are largely comprised of salaries, wages, benefits, prototype equipment and project supplies. We expense all R&D costs in the period in which they are incurred.

Results of Operations

The following table sets forth the operations of FATS as a percentage of gross revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
Revenue	100.00%	100.00%	100.00%
Cost of revenue	67.70	61.22	65.00

Gross margin	32.30	38.78	35.00

Operating expenses
Selling, general and administrative	17.89	18.56	16.65
Research and development	4.25	3.97	4.51

Total operating expenses	22.14	22.53	21.16

Operating income	10.16	16.25	13.84

Other income (expense), net
Interest expense on debt	(0.17)	(7.08)	(5.56)
Dividends on mandatorily redeemable preferred stock	—	(3.92)	(1.75)
Other, net	0.14	0.17	(0.84)

Total other income (expense)	(0.03)	(10.83)	(8.15)

Income before (benefit) provision for income taxes	10.13	5.42	5.69
(Benefit) provision for income taxes	(1.19)	(2.56)	2.75

Net income before preferred stock adjustments	11.32	7.98	2.94
Accretion of preferred stock	(0.45)	—	—

Net income attributable to common shareholders	10.87%	7.98%	2.94%

Fiscal Year Ended March 31, 2005 Compared to the Fiscal Year Ended March 31, 2004

Net Revenue.    Revenue increased $15.3 million, or 20.9%, to $88.4 million for the twelve months ended March 31, 2005, as compared to $73.1 million for the twelve months ended March 31, 2004. Sales to U.S. military customers for the twelve months ended March 31, 2005 increased from $27.4 million to $43.7 million due to incremental sales and system upgrades with existing customers and sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the twelve months ended March 31, 2005 decreased $3.1 million, or 39.2%, to $4.8 million reflecting state and municipality budget shortfalls associated with diversion of funds to offset operational costs and the current concentration on Homeland Security efforts. Sales to international customers for the twelve months ended March 31, 2005 increased $2.0 million, or 5.3%, to $39.8 million. The increase in international sales was primarily due to the activation of amendments with existing contracts.

Cost of Revenue.    Cost of revenue increased to $57.4 million, or 65.0% of revenue, for fiscal 2005 as compared to $44.7 million, or 61.2% of revenue, for fiscal 2004. The increase in cost of revenue as a percentage of revenue is attributable primarily to contract terms and conditions with specific deliveries in the fourth quarter of fiscal year 2004. The fiscal year 2005 cost of revenues of 65% compares favorably to historical results, reflecting continued cost reductions and process improvements.

Gross Margin.    As a result of the foregoing, the gross margin increased $2.6 million, or 9.2%, to $30.9 million, or 35.0% of revenue, for fiscal year 2005, as compared to $28.3 million, or 38.8% of revenue, for fiscal 2004.

Total Operating Expenses.    Total operating expenses increased $2.2 million, or 13.3%, to $18.7 million for fiscal 2005, as compared to $16.5 million for fiscal 2004. As a percentage of revenue, total operating expenses improved to 21.2% for the twelve months ended March 31, 2005, as compared to 22.5% for the twelve months ended March 31, 2004. Selling, general and administrative (SG&A) expenses, which includes depreciation and amortization, increased to $14.7 million, or 16.7% of revenue, from $13.6 million, or 18.6% of revenue. This increase in SG&A is due primarily to increased emphasis in sales and marketing, bid and proposal costs for new business, and expenses associated with the reengineering of our Enterprise Resource Planning System. Research and development expenses increased to $4.0 million for fiscal 2005, as compared to $2.9 million for fiscal 2004 due primarily to increases in developmental efforts related to Bluefire weapons, enhancements to our I-FACT product, and single platform initiative.

Operating Income.    As a result of the foregoing, operating income increased $0.3 million to $12.2 million, or 13.8% of revenue, for the twelve months ended March 31, 2005, as compared to $11.9 million, or 16.3% of revenue, for the twelve months ended March 31, 2004.

Other Income (Expense), Net.    Net interest expense on debt totaled $4.9 million, or 5.6% of revenue, for the twelve months ended March 31, 2005, as compared to $5.2 million, or 7.1% of revenue, for the twelve months ended March 31, 2004. The decrease in interest expense is due primarily to lower interest rates on the New Credit Agreement. Preferred dividends decreased $1.3 million due to the conversion of our Series B mandatorily redeemable preferred stock into a new Series C preferred stock, which currently does not pay dividends. In addition, due to the weaker dollar, the foreign currency exchange loss was $0.7 million for the twelve months ended March 31, 2005, as compared to foreign exchange income of $0.1 million for the twelve months ended March 31, 2004.

(Benefit) Provision for Income Taxes.    The benefit from income taxes decreased by $4.3 million to a provision of $2.4 million for the twelve months ended March 31, 2005, primarily as a result of the elimination of the valuation allowance for deferred tax assets creating a $1.9 million tax benefit in fiscal year 2004. In fiscal year 2005, positive operating income resulted in a utilization of net operating loss and tax credit carryforwards.

Net Income Attributable to Common Stockholders.    As a result of the foregoing, net income attributable to common stockholders decreased $3.2 million to $2.6 million ($.03 per diluted share) or 2.9% of revenue, as compared to $5.8 million ($0.08 per diluted share) or 8.0% of revenue, for the twelve months ended March 31, 2004.

Fiscal Year Ended March 31, 2004 Compared to the Fiscal Year Ended March 31, 2003 - restated

Net Revenue.    Revenue increased $6.7 million, or 10.1%, to $73.1 million for the twelve months ended March 31, 2004, as compared to $66.4 million for the twelve months ended March 31, 2003. Sales to U.S. military customers for the twelve months ended March 31, 2004 decreased slightly from $28.0 million to $27.4 million. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2004 increased $2.2 million, or 38.6%, to $7.9 million due to increased opportunities resulting from greater emphasis on this market by management. Sales to international customers for the twelve months ended March 31, 2004 increased $5.4 million, or 16.7%, to $37.8 million. The increase in international sales was primarily due to substantial deliveries of orders that were included in our backlog as of March 31, 2003, as well as increased interest in our products in the international markets.

Cost of Revenue.    Cost of revenue decreased slightly to $44.7 million, or 61.2% of revenue, for fiscal 2004 as compared to $45.0 million, or 67.7% of revenue, for fiscal 2003. Each of FATS’ primary lines of business showed improved margins for the twelve months ended March 31, 2004, as compared to the twelve months ended March 31, 2003. The decrease in cost of revenue as a percentage of revenue is attributable to several factors: (1) continued product standardization; (2) improved contract terms and conditions with specific product acceptance criteria; (3) a higher volume of catalog product sales; (4) greater efficiency in the manufacturing process; and (5) improved control over inventory obsolescence. The percentage reduction in cost of revenue reflects management’s efforts to emphasize higher margin contracts and improve efficiency in the manufacturing process.

Gross Margin.    As a result of the foregoing, gross margin increased $6.9 million, or 32.1% to $28.3 million, or 38.8% of revenue, for fiscal year 2004, as compared to $21.4 million, or 32.3% of revenues, for fiscal 2003.

Total Operating Expenses.    Total operating expenses increased $1.8 million, or 12.2%, to $16.5 million for fiscal 2004, as compared to $14.7 million for fiscal 2003. As a percentage of revenue, total operating expenses remained fairly constant at 22.5% for the twelve months ended March 31, 2004, as compared to 22.1% for the twelve months ended March 31, 2003. Selling, general and administrative (SG&A) expenses, which includes depreciation and amortization, increased to $13.6 million, or 18.6% of revenue, from $11.9 million, or 17.9% of revenue. The 2004 increase in SG&A largely reflects increased bonuses and commissions related to the increased revenue and increased marketing and bid and proposal costs related to the pursuit of new business. Research and development expenses increased slightly to $2.9 million for 2004 from $2.8 million in 2003.

Operating Income.    As a result of the foregoing, operating income increased $5.1 million to $11.9 million, or 16.3% of revenue, for the twelve months ended March 31, 2004, as compared to $6.8 million, or 10.2% of revenues, for the twelve months ended March 31, 2003.

Other Income (Expense), Net.    Net interest expense on debt, which included $395,000 in amortization of deferred financing costs totaled $5.2 million, or 7.1% of revenue, for the twelve months ended March 31, 2004, as compared to $114,000, or 0.2% of revenue, for the twelve months ended March 31, 2003, which included $167,000 in amortization of deferred financing costs and was reduced by $3,512,000 in amortization of debt discount. The reduction in interest expense for the amortization of debt discount was attributable to the debt restructuring completed in August 2000. The debt discount was completely amortized as of March 31, 2003, and as a result, we recognized interest expense at significantly increased levels. We also adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (SFAS 150) as of the beginning of fiscal 2004. SFAS 150 requires that the Company’s mandatorily redeemable preferred stock be classified as a liability and that dividends on the mandatorily redeemable preferred be included in interest expense. Accordingly, we recorded $2.9 million in interest expense for the mandatorily redeemable preferred stock for the twelve months ended March 31, 2004. During fiscal 2003, the dividends on the mandatorily redeemable preferred were reduced by approximately $2.3 million in amortization of a related debt restructuring liability and were recorded as a $298,000 adjustment to net income to arrive at net income attributable to common stockholders. The debt restructure liability was completely amortized as of March 31, 2003, and as a result, we recognized interest expense related to the preferred stock dividends at significantly increased levels.

Provision for Income Taxes.    The provision for (benefit from) income taxes increased by $1.1 million, or 137.5%, to a benefit of $1.9 million for the twelve months ended March 31, 2004, primarily due to the elimination of our valuation allowance for deferred tax assets. FATS had not recorded a tax benefit for a substantial portion of its operating losses due to the uncertainty of future realization through taxable income. It now appears more likely than not that we will be able to recognize the benefit of its deferred tax assets through future taxable income.

Accretion of Preferred Stock Dividends.    The adjustment for the accretion of the preferred stock dividends was classified as interest expense in accordance with FAS 150 for the twelve months ended March 31, 2004, as discussed above. The accretion of preferred stock dividends was previously reduced by amortization of a debt restructure liability allocated to the preferred stock during the restructure transaction in August 2000. As a result, the net accretion of preferred stock dividends during the 2003 fiscal year was reduced by approximately $2.3 million of debt liability amortization. The debt restructure liability was completely amortized as of March 31, 2003, and as a result, we recognized interest expense related to the preferred stock dividends at significantly increased levels.

Net Income Attributable to Common Stockholders.    As a result of the foregoing, net income attributable to common stockholders decreased $1.4 million to $5.8 million ($0.08 per diluted share), or 8.0% of revenue, as compared to $7.2 million ($0.10 per diluted share), or 10.9% of revenue, for the twelve months ended March 31, 2003.

Liquidity and Capital Resources

On September 30, 2004, the Company entered into a new credit agreement (the New Credit Agreement) with CapitalSource Finance, LLC. The New Credit Agreement provides for a revolving facility up to $12 million; a term A loan facility in an aggregate maximum principal amount of $15 million; and a term B loan facility in an aggregate maximum principal amount of $15 million. A more complete description of the terms of the New Credit Agreement, including collateralization, mandatory excess cash flow prepayments and restrictive covenants, is set forth in Note 4 to the Consolidated Financial Statements contained elsewhere in this Report.

As of March 31, 2005, we had working capital of $24.2 million compared to $29.4 million as of March 31, 2004. The net $5.2 million decrease in working capital is primarily due to a $1.7 million increase in billings in excess of costs and estimated earnings on incomplete contracts, a $2.0 million increase in deferred revenue, and a $1.6 million increase in long-term debt due within one year.

We had a net increase in cash and cash equivalents of $4.1 million for the twelve months ended March 31, 2005, as compared to a net decrease of $1.1 million for the twelve months ended March 31, 2004. For the period ended March 31, 2005, our operating activities generated cash of approximately $14.7 million, primarily through $2.6 million in profitable operations after a $2.2 million non-cash interest and financing costs expense, as well as $8.6 million in cash receipts collected on accounts receivable. Our investing activities used cash of approximately $1.2 million, primarily for capital expenditures and additions to restricted cash. Our financing activities used cash of approximately $9.6 million, primarily for the reduction of long-term debt of $50.7 million, offset partially by long-term debt proceeds of $37.7 million.

Our $28.5 million stockholders’ deficit as of March 31, 2005, consists primarily of $157.6 million in accumulated deficit offset substantially by $128.0 million of additional paid-in capital. The accumulated deficit results primarily from $172.2 million in charges associated with a July 1996 recapitalization of the Company including the purchase and cancellation of 46.8 million shares of stock held by the former 100% owner of the Company. Positive retained earnings from operations reduced the recapitalization charges by approximately $14.6 million as of March 31, 2005.

Our primary capital requirements are for working capital, debt service, and capital expenditures. Since August of 2000, we have financed our operations and growth primarily through internally generated funds and income tax refunds. With the issuance of the New Credit Agreement, which decreased debt and provided lower interest rates, management believes that funds provided by operations will be sufficient to fund our cash needs and anticipated capital expenditures through the year ending March 31, 2006. As previously disclosed, however, the Company has retained Houlihan Lokey Howard & Zukin Capital, Inc. as its exclusive financial advisor to assist the company in evaluating various strategic alternatives, including recapitalization, sale of stock, merger or asset disposition possibilities, all with the goal of maximizing shareholder value. The Company expects to complete its review of strategic alternatives and take any actions arising from this review during the next several months. However, there can be no assurance that this process will result in a transaction, any proposal or agreement for a transaction, or any other action by the Company.

Commitments and Other Contractual Obligations

Disclosure of Commitments and Other Contractual Obligations

March 31, 2005

(amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 3 - 5 years	After 5 years
Long-term debt
Long-term debt – Term A	$13,938	$4,584	$7,705	$1,649	$—
Long-term debt – Term B	15,000	—	—	15,000	—
Accrued PIK	115	—	—	115	—
Other
Open purchase orders	6,736	6,439	297	—	—
Operating lease obligations	3,037	1,073	1,907	57	—

Total	$38,826	$12,096	$9,909	$16,821	$—

Employment agreements have been excluded from the above. See Employment and Related Matters.

Off Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as the beginning of our fiscal year ended March 31, 2004. The adoption of SFAS 150 did not have a material overall impact on the Company’s financial statements. However, the adoption did cause $2,867,000 of dividends on mandatorily redeemable preferred stock to be reported as a component of interest expense for the year ended March 31, 2004, rather than as an adjustment to net income in arriving at net income attributable to common stockholders as in prior years.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The effective date of this statement for the Company is April 1, 2006.

Factors That May Affect Future Results and Financial Condition

In addition to the other information contained in this Report, you should consider carefully the following factors, risks and uncertainties in evaluating our business. Our business and operations are subject to a number of factors, risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

Our business relies on maintaining key customer relationships and certain key contracts.

In fiscal 2003, the Company’s five largest customers accounted for approximately 73.3% of the Company’s revenues, with two customers accounting for more than 10% of revenues. In fiscal 2004, the Company’s five largest customers accounted for approximately 71.5% of the Company’s revenues, with three customers accounting for more than 10% of revenues. In fiscal 2005, the Company’s largest customers accounted for approximately 69.8% of the Company’s revenues, with three customers accounting for more than 10% of revenues. Amounts for 2003 and 2004 have been restated to reflect the combination of all customers controlled by the U.S. government. Given the nature of our contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach our growth objectives, we will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of virtual simulated training solutions or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on our results of operations or financial condition. See Note 8 of Notes to Consolidated Financial Statements.

Our business relies on obtaining key government contracts that are subject to regulatory requirements and availability of public funds.

Most of our customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 49.4% of our revenues for fiscal 2005 were attributable to sales to military authorities in the U.S., 5.5% were attributable to sales to law enforcement authorities in the U.S. and 45.1%, were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. For example, we are subject to export licensing requirements with respect to the transfer of arms and technical data used by our foreign subsidiaries to modify simulated weapons for use in systems supplied to international customers. The key regulatory requirements for FATS are (1) the International Traffic in Arms Regulations (ITAR) whose oversight is performed by the Directorate of Defense Controls (DDTC) of the U.S. State Department and (2) the U.S. Government Firearms Control Act whose oversight is performed by the Bureau of Alcohol, Tobacco and Firearms.

The ITAR regulates exports of U.S. military equipment and technical data to our subsidiaries and foreign customers. The DDTC may revoke, suspend or amend our licenses without notice. The Bureau of Alcohol, Tobacco and Firearms (ATF) authorize FATS to be a dealer in regulated firearms and other destructive materials. The ATF, like the DDTC, may revoke licenses or deny their renewal for failure to follow prescribed regulations or as a result of the commission of criminal offenses. All of our subsidiaries also have similar licenses in their jurisdictions of incorporation.

Any revocation of or refusal to renew our licenses would have a material adverse effect on the conduct of our operations and financial condition since we must posses such licenses and comply with governmental regulations in order to manufacture and market our products. In addition, public sector customer contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for convenience for a variety of factors when it is in the best interest of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on our future results of operations and financial condition. See Business—Government Contracts and Regulations and —Customers.

Our business relies on maintaining and growing sales to international customers.

A significant portion of our sales is made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 2005, 2004 and 2003, 45.1%, 51.6% and 48.8% of our revenues, respectively, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, wars, civil unrest, acts of terrorism and other conflicts, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which we compete. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of our products by international customers or in foreign currency exchange losses. We do not currently hedge these foreign currency transactions. In certain cases, we have reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of our customers and/or by providing in our contracts for payment in U.S. dollars.

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

Our market is continuing to develop and there is no assurance that our products will continue to obtain acceptance.

The market for interactive small and supporting arms training simulators is developing, and we believe that the Company’s continued and future success will depend upon, among other factors, the extent to which domestic and foreign military services and law enforcement departments continue to adopt simulation in their training regimens. There can be no assurance that the use of simulation training systems will become widespread or continue to grow or that our products will maintain their current share of the market. See Business—Industry Overview.

We are likely to face continued competition for our products.

The relatively undeveloped nature of the market in which we compete may attract new entrants, as they perceive opportunities in this market. While management believes that the Company is currently the most effective competitor in its market, existing and new competitors may have significantly greater financial, technical and marketing resources than the Company, may foresee the course of market developments more accurately than the Company, may develop products or may adapt more quickly than the Company to new technologies or evolving customer requirements. With respect to potential competitors, we believe that as the firearms simulation market continues to develop, a number of large domestic defense contractors have the capacity to become significant competitors due to their expertise with complex simulation systems and their relationships with the Department of Defense and the U.S. Congress. There can be no assurance that we will be able to maintain our current market position, and failure to compete successfully with existing and new competitors could have a material adverse effect on our results of operations and financial condition. See Business—Competition.

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

Our accumulated deficit and stockholders’ deficit was approximately $157.6 million and $28.5 million, respectively, as of March 31, 2005. Moreover, the terms of our New Credit Agreement may limit our ability to, among other things:

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

Our business depends on our ability to manage growth.

Our growth has been a result of our ability to define, develop and expand the markets for FATS products. Our future growth will depend on our ability to conduct such activities with the same or greater degree of success as in the past. Any such growth will continue to place significant demands on our management and other resources. In particular, we will have to continue to increase the number of FATS personnel, particularly marketing and management personnel, and continue to develop and improve our operational, financial and other internal systems, both in the U.S. and internationally. Our inability to manage growth effectively could have a material adverse effect on the quality of our products and services, our ability to attract and retain key personnel, our business prospects and our results of operations and financial condition.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ronavan Mohling, our Chief Executive Officer, David McGrane, our Chief Operating Officer, Gregory Ton, our Chief Financial Officer, and other key management, sales, marketing and R&D personnel. Failure to retain such key personnel or to attract and integrate other qualified personnel could have a material adverse effect on our results of operations and financial condition. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on our personnel. Mr. Mohling and

Mr. McGrane have entered into an employment agreement with us; however, these agreements do not ensure their continued employment with us.

We are dependent on our relationship with our agents in some countries.

We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents to market our services, to act as intermediaries with customers and financial institutions and to provide other services, such as training, minor maintenance, resolving customs issues, and collections, on our behalf. There can be no assurance that we will continue to be successful in maintaining our relationships with our agents in various foreign countries, or that we will find qualified replacements for agents who may terminate their relationships with us. Because our agents may occasionally have the primary relationship with certain of our customers, we could lose some customers if a particular agent were to terminate his or her relationship with us. The loss of or failure to obtain qualified agents in a particular country or region could result in the temporary or permanent cessation of our sales and/or the failure to develop our business in that country or region.

Because our business is dependent on commercial airfreight carriers and air charter operators, ocean freight carriers and other transportation companies, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages by such carriers, may negatively impact our business.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies and other transportation companies for the movement of our products. Consequently, our ability to provide our products to our customer could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

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

Control of our stock is concentrated in a few existing stockholders.

A group of institutional lenders including several entities affiliated with Centre Partners Management beneficially own or have voting control over approximately 85% of the total outstanding shares of common stock with the Centre Partners affiliates Entities owning approximately 67%. Additionally, three of our directors are affiliated with Centre Partners. Such concentration of ownership may have the effect of delaying or preventing certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of the common stock might receive a premium on their shares over a prevailing market price. Moreover, such concentration of ownership could result in the Company undertaking certain types of transactions, including a potential change of control transaction that it might not otherwise pursue. In addition, by virtue of ownership of a majority of the outstanding voting stock of the Company, the institutional lenders and the Centre Partners affiliates will be able to control all elections of the directors as well as all other matters submitted to a vote of stockholders, including amendments to the certificate of incorporation, mergers and sales of substantially all assets, going private transactions and other extraordinary transactions.

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

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we borrow at fixed rates when we have the opportunity and believe it is in the Company’s best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at March 31, 2005 or 2004.

As of March 31, 2005, we had a total of approximately $29.1 million in variable rate debt at differing interest rates tied to the prime rate. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations or cash flow. See Note 4 of the Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including notes thereto, and the report of independent registered public accounting firm are included in this Report beginning at page F-1 and are incorporated herein by reference.

Quarterly Results of Operations

As previously reported on Form 8-K filed on June 29, 2005, the Company determined that it was necessary to restate its previously issued consolidated financial statements to correct for certain errors in the application of SFAS 52, for fiscal years ended March 31, 2003 and 2004, as well as the financial data of the quarters ended June 30, September 30 and December 31, 2004 and 2005 and the quarter ended March 31, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restatement.

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2003 and ending March 31, 2005. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information, as well as the adjustments for the restatement discussed above. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2004
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30		September 30		December 31		March 31
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Revenue	$15,618	$15,823	$12,931	$13,135	$16,479	$16,799	$26,826	$27,332
Gross margin	4,271	4,476	3,903	4,107	6,209	6,530	12,725	13,230
Gross margin%	27%	28%	30%	31%	38%	39%	47%	48%
Operating expenses	3,545	3,545	3,842	3,842	4,029	4,029	5,048	5,048

Operating income	726	931	61	265	2,180	2,501	7,677	8,182
Interest expense	1,761	1,761	2,058	2,058	2,094	2,094	2,131	2,131
Other (income) expense	(42)	(53)	58	62	(166)	(161)	43	27

Income (loss) before (benefit) provision	(993)	(777)	(2,055)	(1,855)	252	568	5,503	6,024
(Benefit) provision for income taxes	(103)	(35)	(458)	(388)	332	462	(2,102)	(1,910)

Net income (loss)	$(890)	$(742)	$(1,597)	$(1,467)	$(80)	$106	$7,605	$7,934

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$0.00	$0.00	$0.11	$0.11

Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$0.00	$0.00	$0.10	$0.11

	Year Ended March 31, 2005
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30		September 30		December 31		March 31
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue	$18,012	$18,365	$20,130	$20,475	$21,029	$21,521	$28,005
Gross margin	6,146	6,499	6,366	6,711	6,949	7,441	10,275
Gross margin%	34%	35%	32%	33%	33%	35%	37%
Operating expenses	4,469	4,469	4,529	4,529	4,385	4,385	5,314

Operating income	1,677	2,030	1,837	2,182	2,564	3,056	4,961
Interest expense	2,161	2,161	2,392	2,392	935	935	970
Other (income) expense	90	85	312	315	287	274	64

Income (loss) before (benefit) provision	(574)	(216)	(867)	(525)	1,342	1,847	3,927
(Benefit) provision for income taxes	40	123	(53)	71	569	711	1,529

Net income (loss)	$(614)	$(339)	$(814)	$(596)	$773	$1,136	$2,398

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01	$0.02	$0.03

Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01	$0.02	$0.03

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. It should be noted, however, that because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officer of the Company concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the Company’s fiscal year ended March 31, 2005 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting. However, due to errors identified in the accounting for certain percentage-of-completion contracts denominated in foreign currencies giving rise to the restatements identified elsewhere in this Report, management has concluded that it had a material weakness in controls over the application of generally accepted accounting principles with respect to these contracts. This weakness was mitigated by annual closing controls which identified the error. Subsequent to year end, the Company has implemented additional controls to review on a monthly basis all percentage-of-completion contracts denominated in foreign currencies to ensure that they are being accounted for in accordance with generally accepted accounting principles.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our business affairs are managed under the direction of the Board of Directors, or the Board, consisting of six persons, divided into three classes. Members of each class serve for a term of three years and structured so that only one class of directors is elected each year. Class I directors, consisting of Scott Perekslis and Ronald C. Whitaker, are currently serving under a term that will expire at the Annual Meeting of Stockholders in 2006. Class II directors, consisting of Ronavan Mohling and Darrell Oyer, are currently serving under a term that will expire at the Annual Meeting of Stockholders in 2007. Class III directors, consisting of Mary Ann Gilleece and Cameron Brightner, are currently serving under a term that will expire at the Annual Meeting of Stockholders in 2005.

Below are the names and ages of our directors and executive officers, the years they became directors or executive officers of the Company, their principal occupations or employment for at least the past five years and certain of their other directorships, if any.

Ronavan Mohling, age 63, a Director of the Company since October 2000, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for Bristol-Meyers’ Consumer Medicines Division and, from 1992 to 1995, was President of its Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing that company’s Consumer Products Division.

Cameron Breitner, age 30, was named as a Director of the Company in December 2004 to fill a vacancy resulting from the expansion of the Class III directors to a total of two members. Mr. Breitner has been a principal of Centre Partners Management LLC since 2002. He has served in various capacities for Centre Partners since 1998. Prior to Centre, Mr. Breitner worked in mergers and acquisitions at Bowles Hollowell Conner & Co. He received a B.A. magna cum laude from Duke University. He is also a director of Bumble Bee Seafoods, L.P., Garden Fresh Holdings, Inc. and Bravo Sports.

Mary Ann Gilleece, age 64, was named as a Director of the Company in March of 2001. Ms. Gilleece is a partner with Holland & Knight in the Public Policy & Regulation Group. She was formerly Managing Director with Van Scoyoc Kelly PLLC, a law firm that specializes in government contracts and procurement law. From 1972 to 1975, Ms. Gilleece was an Assistant Attorney General for the Commonwealth of Massachusetts. She was Counsel to the House of Representatives Committee on Armed Services from 1977 to 1983 and then in 1983 was appointed Deputy Undersecretary of Defense Research and Engineering (Acquisition Management) and served in that capacity until August, 1985 after which she returned to private practice. Ms. Gilleece was a partner in the law firm of Manatt Phelps Phillips LLP from June 1997 to June 2002. Ms. Gilleece is a member of the Compensation Committee and the Stock Options Subcommittee of the Board of Directors.

Darrell Oyer, age 64, was named as a Director of the Company in December 2004 to fill a vacancy with respect to the Company’s Class II directors. Prior to forming his own firm in 1991, Mr. Oyer was a partner with Deloitte & Touche. He has over ten years experience in public company accounting through employment with the international accounting firms Deloitte & Touche, Touche Ross and Peat Marwick. He also has approximately twenty years experience working with the federal government including serving as Assistant Director of the Defense Contract Audit Agency. Mr. Oyer received a B.S. in Accountancy from the University of

Illinois and an MBA from American University. He is a Certified Public Accountant in Arizona and Virginia and is a member of the National Defense Industrial Association (NDIA) and Chairman of the NDIA Procurement Division. He is a member of the Board of Directors of Schiebel Technology, Inc. and a member of the Procurement Roundtable, a non-profit organization whose members are former government procurement and contract administration executives. Mr. Oyer is a member of the Audit Committee of the Board of Directors.

Scott Perekslis, age 37, has served as a Director of the Company since July 31, 1996. Mr. Perekslis also served as a Vice President of the Company from July 31, 1996 through July 18, 1997. Mr. Perekslis has been a Managing Director at Centre Partners Management LLC since 2001. He has served in various capacities for Centre Partners and its affiliates since 1991. Mr. Perekslis also serves as a Director of American Seafoods, L.P., Maverick Media LLC, Bumble Bee Seafoods, L.P. and as Chairman of the Board of Hyco International, Inc. Mr. Perekslis is a member of the Compensation Committee and the Stock Options Subcommittee of the Board of Directors.

Ronald C. Whitaker, age 57, has served as a Director of the Company since October 2000. Mr. Whitaker has been President and CEO of Hyco International, Inc. (an industrial equipment manufacturer) since January 2003. He was President and CEO of Strategic Distribution Inc. (a supply chain management company) from September of 2000 through December 2002. Prior to joining SDI, he was an Operating Partner with Pegasus Investors (a private equity funds group) from 1999 to 2000. Previous operational positions held by Mr. Whitaker include President and CEO of Johnson Worldwide Associates (a sporting goods manufacturer) from 1996 to 1999, President and CEO of EWI, Inc. (an automotive tier 1 supplier) from 1995 to 1996, Chairman, President and CEO of Colt’s Manufacturing Company (a designer and producer of military firearms) from 1992 to 1995, and President and CEO of Wheelabrator Corporation (an industrial equipment manufacturer). In addition to Strategic Distribution Inc., he served on the Board of Directors of Weirton Steel Corporation and Precision Navigation, Inc., and was a member of the Board of Trustees for The College of Wooster. Mr. Whitaker is a member of the Audit Committee of the Board of Directors.

David W. McGrane, age 54, was named Chief Operating Officer in July 2002. Mr. McGrane previously served as Senior Vice President for ABB, Ltd., an international electrical engineering firm. He was employed by ABB, Ltd. from 1989 to 2002, where he served in various capacities ranging from General Manager to Senior Vice President. From 1973 to 1989, Mr. McGrane served as General Manager and other managerial positions with Westinghouse Electric Corporation.

Gregory A. Ton, age 53, was named Chief Financial Officer in August 2004. Mr. Ton previously served as Chief Operating Officer of Benchmark Brands, Inc. from 2001-2004. Prior to joining Benchmark Brands, Mr. Ton had a 20-year career at Schering-Plough Healthcare Products including as Vice President of Logistics (1995-1998), Vice President of Finance (1991-1994) and other senior and managerial positions in finance (1978-1990). Mr. Ton is a Certified Public Accountant and has an Executive MBA degree from University of Memphis, and a BBA in Accountancy from University of Mississippi.

There are no family relationships among the executive officers or directors. There are no arrangements or understandings pursuant to which any of these persons were elected as an executive officer or director.

The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether the members of its Audit Committee are “independent”. Since we are not a “listed” company, we are not subject to rules requiring the members of our Audit Committee to be independent. The SEC also requires a company to disclose whether it has an “Audit Committee Financial Expert” serving on its audit committee. Based on its review of the listing standards for the Nasdaq Stock Market, Inc. governing audit committee membership, the Board does believe that both Mr. Oyer and Mr. Whitaker are “independent” within the meaning of such rules. In addition, based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board does believe that Mr. Oyer would be described as an Audit Committee Financial Expert. The Board believes that Mr. Oyer’s prior experience in public company accounting through his employment with the international accounting firms described above and his continuing demonstration that he is capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting and (v) understanding audit committee functions, sufficiently meet the requisite attributes of an Audit Committee Financial Expert under the rule adopted by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC and any exchange upon which the Company’s securities are listed. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company’s information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports and written representations furnished to the Company by the Company’s executive officers, directors and 10% stockholders. The Company believes that, during the fiscal year ending March 31, 2005, each of the Company’s executive officers, directors and 10% stockholders made all Section 16(a) filings as required.

Code of Business Conduct and Ethics. The Company has adopted a Code of Business Conduct that applies to every director, officer and employee, with additional policies applying to the Chief Executive Officer and Senior Financial Officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The Code of Business Conduct is available on the Company’s website, www.fatsinc.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events on our website.

Item 11.    Executive Compensation

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by each person who served as Chief Executive Officer during fiscal 2005 and each of the other highly compensated executive officers whose annual salary and bonus during fiscal 2005 exceeded $100,000 (the persons included in the table, collectively, the “Named Executive Officers”).

	Annual Compensation			Other Annual Compensation	Long-Term Compensation
Name of Individual and Principal Position	Year	Salary	Bonus		Securities Underlying Options (a)	Other Compensation (b)
Ronavan Mohling (CEO)	2005 2004 2003	$300,579 280,592 167,192	$150,400 135,000 135,000	* * *	2,100,000 2,100,000 —	$4,973 6,537 —

David W. McGrane (COO)	2005 2004 2003	249,770 229,711 148,846	125,000 107,500 107,500	* * *	1,400,000 1,400,000 —	5,101 5,513 —

Gregory A. Ton (CFO)(c)	2005 2004 2003	125,385 — —	100,000 — —	* * *	750,000 — —	— — —

John A. Morelli (former CFO)(d)	2005 2004 2003	237,602 144,808 135,000	— 50,000 50,000	* * *	150,000 100,000 —	1,878 2,692 2,492

*	The aggregate amount of certain perquisites and other benefits provided to each of the officers listed above did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus in any of the years reported and so is not required to be included in the table.

(a)	Represents the number of options granted under Stock Option Agreements.
(b)	Includes matching contributions made to a 401(k) plan on behalf of such officers.
(c)	Mr. Ton began serving as the Company’s Chief Financial Officer in August 2004, following the resignation of Mr. Morelli.
(d)	Mr. Morelli resigned from serving in these capacities in August 2004. In connection with his resignation, Mr. Morelli received the following severance payment: $150,000.

OPTIONS GRANTED IN FISCAL 2005

Certain executive officers of the Company receive stock options and other awards under the Company’s Stock Option Plan and Stock Compensation Plan. Stock options are generally exercisable over a 1 to 7 year period from the date of grant at a price that equals the fair market value of the stock at the date of grant. All options expire 7 years from the date of grant. The following table provides information about stock options we granted to the Named Executive Officers during our 2005 fiscal year. No stock appreciation rights have been granted to these officers.

Name	Number of Securities Underlying Options Granted in Fiscal 2005	Percent of Total Options Granted to Employees in Fiscal 2005	Exercise or Base Price per Share ($1/sh)	Expiration Date	Grant Date Present Value (1)
Ronavan Mohling	—	—	—	—	—
David W. McGrane	—	—	—	—	—
Gregory A. Ton	750,000	100%	$0.64	August 4, 2011	$450,000
John A. Morelli	—	—	—	—	—

(1)	These values were determined based on the Black-Scholes option pricing model using the following assumptions at the date of the grant:

•	The exercise price is the same as the market price of our stock on the grant date

•	The options will be exercised in 3.5 years

•	An expected price volatility of 221.58%

•	A risk-free rate of return of 2.28%, which reflects the yield on a zero-coupon bond on the grant date with a maturity date similar to the expected life of the stock options

Option Exercises and Holdings

The following table sets forth the name of the optionee, number of shares received upon exercise, the dollar value realized, the total number of unexercised options held at March 31, 2005 separately identified as exercisable and unexercisable and the aggregate dollar value of “in-the-money” unexercised options, separately identified as exercisable and unexercisable. The value of unexercised options, which are exercisable and unexercisable, is based on the stock price of $1.34 per share, the market price of the Company’s shares at March 31, 2005, less the exercise price of the option.

OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Name	Shares acquired on exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronavan Mohling	—	$—	420,000	1,680,000	$394,800	$1,579,200
David W. McGrane	—	—	280,000	1,120,000	263,200	1,052,800
Gregory A. Ton	—	—	—	750,000	—	525,000
John A. Morelli (1)	303,162	75,790	—	150,000	—	199,500

(1)	The options exercised had a weighted average exercise price of $0.53 per share and the weighted average of the fair market value of the common stock on the date of exercise was $0.78 per share.

EMPLOYMENT AND RELATED MATTERS

On June 27, 2005, the Company entered into a new employment agreement with Ronavan R. Mohling who serves as the Company’s Chairman and Chief Executive Officer. The new agreement provides for a term of three years beginning June 27, 2005. Under the terms of the renewal agreement, Mr. Mohling is entitled to an annual base salary of $325,000 and an annual bonus of up to 50% of his base salary. In addition, in the event of a transaction in which 51% or more of the Company’s Common Stock is acquired by a single party, Mr. Mohling will be entitled to receive the maximum annual bonus of 50% of base salary so long as he remains employed by the Company through the remainder of the fiscal year in which the change of control takes place or is terminated by the Company other than for cause. In addition, upon Mr. Mohling’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination. Mr. Mohling’s base salary under this agreement is reviewed annually by the Compensation Committee of the Board of Directors and subject to adjustment. The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

On June 27, 2005, the Company also entered into a new employment agreement with David W. McGrane who serves as the Company’s Chief Operating Officer. The new agreement provides for a term of three years beginning June 27, 2005. Under the terms of the renewal agreement, Mr. McGrane is entitled to an annual base salary of $275,000 and an annual bonus of up to 50% of his base salary. As is the case with Mr. Mohling’s employment agreement, in the event of a transaction in which 51% or more of the Company’s Common Stock is acquired by a single party, Mr. McGrane will be entitled to receive the maximum annual bonus of 50% of base salary so long as he remains employed by the Company through the remainder of the fiscal year in which the change of control takes place or is terminated by the Company other than for cause. In addition, upon Mr. McGrane’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination. Mr. McGrane’s base salary under this agreement is reviewed annually by the Compensation Committee of the Board of Directors and subject to adjustment. The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

In March 1999, the Company entered into an employment agreement with John A. Morelli, the Company’s former Chief Financial Officer. This agreement at the time of Mr. Morelli’s resignation, provided for payment of an amount equal to his then current annual base salary payable in 12 equal monthly installments following his termination without cause or voluntary termination for good reason, both as defined in the agreement. As of March 31, 2005, $57,000 was due to Mr. Morelli. His base salary at the time of his resignation was $150,000.

In August 2004, the Company engaged Gregory A. Ton to serve as its Chief Financial Officer. While the parties did not execute a formal employment agreement, the Company has agreed to pay Mr. Ton a biweekly salary of $7,692 and he is eligible for an annual bonus of up to 50% of his base salary. Mr. Ton also received stock options to purchase 750,000 shares of the Company’s stock, which vest over a five-year period beginning August 2005.

Each of our executive officers are entitled to participate in the Company’s employee benefit plans that are generally available from time to time to executives of the Company, including group medical, dental, life, accidental death and dismemberment, short-term disability, long-term disability, business travel accident plans, sick leave, vacation, and the profit sharing retirement plan.

DIRECTORS COMPENSATION

Each director of the Company who is not an employee of the Company is entitled to receive annual compensation of $20,000, payable quarterly. In addition, directors of the Company are reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors or committees thereof. Directors who are also employees of the Company are not separately compensated for their services as directors. Additionally, on May 1, 2003, three directors of the Company who are not employees of the Company were granted options to purchase 300,000 shares of the Company’s stock at the $0.40 per share market value of the stock on the grant date. One-third of the options are exercisable per year on a cumulative basis beginning on the first anniversary of the grant date, and the options expire on the seventh anniversary of the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Gilleece and Mr. Perekslis currently serve and were members of the Compensation Committee during the Company’s 2005 fiscal year. None of the Company’s Compensation Committee members has ever been an officer or employee of the Company. In addition, none of the Company’s executive officers serve as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our Compensation Committee. During the Company’s 2005 fiscal year, the Company incurred legal fees of $215,496 for services by Van Scoyoc Kelly PLLC, a law firm in which Ms. Gilleece, until recently, served as Managing Director.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The following Report of the Compensation Committee on Executive Compensation is provided in accordance with the rules and regulations of the SEC. Pursuant to such rules and regulations, this report does not constitute “soliciting materials” and should not be deemed filed with or incorporated by reference into any other Company filings with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934 or subject to the liabilities of Section 18 of the Exchange Act, except to the extent the Company specifically incorporates such information by reference.

The compensation policies of the Company have been developed to link the compensation of executive officers with the development of enhanced value for the Company’s stockholders. Through the establishment of both short-term and long-term incentive plans and the use of base salary and performance bonus combinations, the Company seeks to align the financial interests of its executive officers with those of its stockholders.

PHILOSOPHY AND COMPONENTS

In designing its compensation programs, the Company has followed its belief that compensation should reflect both the Company’s recent performance and the value created for stockholders, while also supporting the broader business strategies and long-range plans of the Company. In doing so, the compensation programs for the last fiscal year reflected the following general characteristics:

•	The Company’s financial performance and, in particular, that of the individual.

•	An annual incentive arrangement that generates a portion of compensation based on the achievement of specific performance goals in relation to the Company’s internal budget and strategic initiatives, with superior performance resulting in enhanced total compensation.

The Company’s executive compensation was based upon the components listed below, each of which is intended to serve the overall compensation philosophy:

Base Salary.    Base salary is intended to be set at a level that approximates the competitive amounts paid to executive officers of similar businesses in structure, size, and industry orientation. Salaries are determined informally through a review of published compensation surveys and proxy statements of other similar companies.

Incentive Compensation.    In accordance with the Company’s philosophy of tying a substantial portion of the overall compensation of its executive officers to the achievement of specific performance goals, an incentive plan has been developed for the executive officers. The Company’s incentive plan is designed to reward superior performance with total compensation above competitive levels. On the other hand, if performance goals are not achieved and the Company suffers as a result, compensation of affected executive officers may fall below competitive levels.

Stock Options.    The Company periodically considers awards to its executive officers of stock options granted under the terms of its Stock Option Plan. Options are awarded by the Stock Options Subcommittee to selected executive officers and other persons in recognition of outstanding contributions they may have made (or are being motivated to make) to the Company’s growth, development, or financial performance. The awarding of options is designed to encourage ownership of the Company’s Common Stock by its executive officers, thereby aligning their personal interests with those of our stockholders. During the Company’s 2005 fiscal year, options to purchase a total of 750,000 shares of the Company’s stock were awarded to Gregory A. Ton, the Company’s Chief Financial Officer.

The Compensation Committee reviews and determines the compensation of the executive officers of the Company with this philosophy on compensation as its basis. While promoting initiative and providing incentives for superior performance on behalf of the Company for the benefit of its stockholders, the Compensation Committee also seeks to assure that the Company is able to compete for and retain talented personnel who will lead the Company in achieving levels of growth and financial performance that will enhance stockholder value over the long-term as well as short-term.

CEO COMPENSATION

Effective June 27, 2005, the Company reappointed Mr. Ronavan R. Mohling as Chief Executive Officer and entered into an employment agreement with Mr. Mohling. The base salary provided to Mr. Mohling was consistent with what the Compensation Committee believed was competitive in the Company’s industry, opportunities for bonus compensation were tied to the Company’s performance, and options granted to Mr. Mohling were subject to vesting over a period of time consistent in terms of value to its stockholders. The bonus provided to Mr. Mohling for 2005 was directly tied to the Company’s substantially improved performance for the year. This leadership resulted in increased revenues of 10% in 2004 and 21% in 2005, while the gross margin increased 32% in 2004 and 9% in 2005. In addition, cash flows from operations increased from $1.1 million in 2004 to $14.7 million in 2005. The Compensation Committee specifically considered this performance in establishing the salary increase, bonus, and stock option awards granted to Mr. Mohling.

The Compensation Committee

Mary Ann Gilleece
Scott Perekslis

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of The Nasdaq National Market (U.S.) and the cumulative total return for an industry peer group, selected in good faith, for the period commencing March 31, 2000 and ending on March 31, 2005. The comparison assumes $100 was invested after the close of business on March 31, 2000 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the common stock or of any particular index.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF STOCK BY DIRECTORS, EXECUTIVE OFFICERS

AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 6, 2005 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors and director nominees; (iii) the Company’s chief executive officer and each of the other executive officers included in the section entitled “Summary Compensation Table”; and (iv) the Company’s current directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated as being beneficially owned by them.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent Of Class %(1)
Dominion Resources, Inc. c/o First Source Financial, LLP (2)	9,467,188	12.4%
U.S. Bank National Association (First Bank, N.A.)(3)	4,260,375	5.6%
Centre Capital Investors II, L.P. (4)(5)	34,781,278	45.7%
Centre Capital Tax-Exempt Investors II, L.P. (4)(5)	3,888,163	5.1%
Centre Capital Offshore Investors II, L.P. (4)(5)	6,892,143	9.1%
Centre Partners Coinvestment L.P. (4)(5)	5,058,638	6.7%
Centre Partners II, L.P. (4)(5)	45,561,584	59.9%
Centre Partners II, L.L.C. (4)(5)	51,261,219	67.4%
Centre Partners Management LLC (4)(5)	51,567,919	67.8%
Ronavan Mohling (6)	420,000	*
David W. McGrane (7)	280,000	*
Gregory A. Ton (8)	150,000	*
John A. Morelli (9)	—	*
Scott Perekslis (10)	224,643	*
Ronald C. Whitaker (11)	200,000	*
Mary Ann Gilleece (12)	200,000	*
Darrell Oyer (13)	6,600	*
Cameron Breitner	—	*
All current directors and executive officers as a group (14)	1,481,243	1.9%

a)	* Less than 1%

(1)

Based on 76,095,337 shares of Common Stock outstanding on July 6, 2005. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of such date only by the respective named stockholder. Information relating to beneficial ownership of common stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes stock owned by spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2)	The address of Dominion Resources, Inc. is 120 Tredegear Street, Richmond, Virginia 23219. Dominion Resources is a holding company and its subsidiaries include Dominion Capital, Inc., whose subsidiaries include Virginia Financial Ventures, Inc. and N.H. Capital, Inc., the general partners of First Source Financial, LLP. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13D filed on September 6, 2000 with the SEC, reflecting ownership as of August 25, 2000.
(3)	The address of U.S. Bank National Association is U.S. Bank Place, 601 Second Avenue South, Minneapolis, Minnesota. Information regarding ownership of Common Stock included here is in reliance on information set forth in a Schedule 13D filed on September 6, 2000 with the SEC, reflecting ownership as of August 25, 2000.
(4)	Centre Partners II, L.P. is the general partner of Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P. and Centre Capital Offshore Investors II, L.P. and has shared voting and investment authority with those entities. Centre Partners II, L.L.C. is the general partner of Centre Partners Coinvestment L.P. and Centre Partners II, L.P. and has shared voting and investment authority with those entities. Also, Centre Partners II, L.L.C. has been delegated voting and investment authority with respect to an additional 640,997 shares of Common Stock. Centre Partners Management LLC has a management agreement with Centre Partners II, L.P. and Centre Partners II, L.L.C. through which Centre Partners Management LLC obtained shared voting and investment authority with those entities. In addition, Centre Partners Management LLC has sole voting and investment authority for 106,700 shares of Common Stock subject to certain management options currently exercisable and 300,000 shares of Common Stock subject to additional director options, 200,000 of which are currently exercisable and the remaining 100,000 of which become exercisable on May 1, 2006. All of these entities are referred to herein as the Centre Entities.
(5)	The address of the Centre Entities is 30 Rockefeller Plaza, New York, New York 10020, except that the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda. Information regarding ownership of Common Stock by the Centre Entities included herein is in reliance on information set forth in a Schedule 13D/A filed on April 1, 2005 with the SEC reflecting ownership as of March 31, 2005 and on information provided by Centre Management.
(6)	Includes 420,000 options, which are currently exercisable.
(7)	Includes 280,000 options, which are currently exercisable.
(8)	Includes 150,000 options, which are exercisable within 60 days of July 6, 2005.
(9)	Number of shares based on transfer records of Equiserve.
(10)	Includes 24,643 shares of Common Stock, over which Mr. Perekslis has delegated voting and investment authority to the Centre Entities pursuant to certain co-investment arrangements, and exercisable options for 200,000 shares.
(11)	Includes 200,000 options, which are currently exercisable.
(12)	Includes 200,000 options, which are currently exercisable.
(13)	Includes 5,000 shares directly owned and 1,500 shares owned by Mr. Oyer’s spouse.
(14)	See notes (6) through (13) above.

Changes in Control.    The Centre Entities identified above collectively own over 67% of our Common Stock. Based on a Schedule 13D/A filed April 1, 2005, the Centre Entities have considered, are considering, and may consider in the future certain strategic options, including a sale or recapitalization of the Company and/or any of its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of March 31, 2005, about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Stock Option Plan and Employee Stock Compensation Plan, which are the Company’s only outstanding equity compensation plan. The Company does not have any equity compensation plans that were not approved by its stockholders. The Stock Option Plan was approved by the Company’s Board of Directors and its stockholders in 1996. The Employee Stock Compensation Plan was approved by the Company’s Board of Directors and its stockholders in 1997.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock option plan	6,691,037	$0.46	260,250
Stock compensation plan	—	—	189,733
Equity compensation plans not approved by security holders	—	—	—

Total	6,691,037	$0.46	449,983

Item 13.    Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2004, the Company entered into the New Credit Agreement with CapitalSource as administrative, payment and collateral agent for the lenders named therein. Special Situations Opportunity Fund I, LLC, one of the Term A lenders, is an affiliate of First Source Financial, Inc. First Source is a Series C preferred stockholder of the Company and an affiliate of First Source and owns approximately 12.5% of our outstanding Common Stock.

A more complete description of the New Credit Agreement, including interest and lender fees payable to CapitalSource thereunder, is set forth in Note 4 to our Consolidated Financial Statements.

On September 30, 2004, FATS entered into an Exchange Agreement with Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Partners Coinvestment, L.P. (collectively, the “Centre Entities”), U.S. Bank National Association and First Source Financial LLP (together with the Centre Entities and U.S. Bank, the “Preferred Stockholders”). Pursuant to the Exchange Agreement, on September 30, 2004 FATS issued 3,202.780099 shares of its Series C Preferred Stock, $.10 par value per share (the “Series C Preferred”) to the Preferred Stockholders in exchange for 32,027.80099 shares of its Series B Preferred Stock, $.10 par value per share (the “Series B Preferred”) previously held by the Preferred Stockholders. As a result of the exchange, all of the previously issued hares of Series B Preferred have been cancelled. No gain or loss was recognized as a result of this exchange as the fair value of Series C approximated the fair value of Series B. The fair values were obtained by a third-party valuation. A description of the rights and preferences relating to the Series C Preferred is set forth in Note 5 to our Consolidated Financial Statements.

During the Company’s 2005 fiscal year, the Company incurred legal fees of $215,496 for services by Van Scoyoc Kelly PLLC, a law firm in which Mary Ann Gilleece served as Managing Director.

Item 14.    Principal Accountant Fees and Services

FEES OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

The following table shows aggregate fees for professional services rendered by PricewaterhouseCoopers LLP on behalf of the Company for the fiscal years ended March 31, 2005 and 2004.

Audit Fees.    The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2005 and March 31, 2004 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal years were $194,400 and $154,500, respectively.

Audit-Related Fees.    The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the audit (including services related to benefit plan audits) of the Company’s annual financial statements for the fiscal years ended March 31, 2005 and March 31, 2004 were $15,000 and $18,000, respectively.

Tax Fees.    PricewaterhouseCoopers LLP did not perform any tax service for the fiscal years ended March 31, 2005 and March 31, 2004 for the Company.

All Other Fees.    PricewaterhouseCoopers LLP did not perform any other service to the Company, other than the services described above for the fiscal years ended March 31, 2005 and March 31, 2004.

The Audit Committee has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent auditors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by any member to whom the Audit Committee has delegated such authority. All of the fees paid to PricewaterhouseCoopers LLP in each of the categories described above were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following financial statements and notes thereto of the Company are included in this Report beginning on the F-pages hereof:

(b) Exhibits required to be Filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits
3.1	By-laws of the Company. (Filed as Exhibit 3.06 to the Company’s Registration Statement on Form S-1A, filed November 5, 1996, File No. 333-13105)

3.2	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996)

3.3	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated November 13, 1998. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated March 31, 2000. (Filed as Exhibit 3.04 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

3.5	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated August 24, 2000. (Filed as Exhibit 3.05 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

3.6	Certificate of Designations of Series C Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated September 30, 2004. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K for event dated September 30, 2004)

4.1	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

4.2	Second Amendment to Registration Rights Agreement, dated as of April 1, 2000, by and among the Company and the Centre Entities named therein. (Filed as Exhibit 99.8 to Schedule 13D, filed on May 2, 2002)

4.3	Registration Rights Agreement, dated as of April 1, 2000, among the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

4.4	Registration Rights Agreement, dated July 31, 1996, between the Company, THIN International N.V. (formerly known as Firearms Training Systems International N.V.) and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.1	Revolving Credit, Term Loans and Security Agreement, dated as of September 30, 2004, among the Company, FATS, Inc. and CapitalSource Finance LLC. (Filed as Exhibit 10.1 to the Company’s Form 8-K for event dated September 30, 2004)

10.2	Exchange Agreement, dated as of September 30, 2004, between the Company, the Centre Entities, U.S. Bank National Association, Bank of America, N.A. and First Source Financial LLP. (Filed as Exhibit 10.2 to the Company’s Form 8-K for event dated September 30, 2004)

10.3	Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.4	First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

Exhibit Number	Description of Exhibits
10.5	Second Amendment to Lease Agreement, dated December 21, 1995, between the Company and Schneider Atlanta, L.P., successor to Technology Park/Atlanta, Inc. (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.6	Management Shares Agreement, dated as of September 18, 1996, between the Company, certain named Centre Entities and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other Management Holders named therein. (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.7*	Company Stock Option Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.8*	Stock Option Agreement Series A, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.9*	Schedule identifying Stock Option Agreements Series A, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.8. (Filed as Exhibit 10.12-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)

10.10*	Stock Option Agreement Series B, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.11*	Schedule identifying Stock Option Agreements Series B, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.10. (Filed as Exhibit 10.13-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)

10.12*	Stock Option Agreement Series C, dated as of September 18, 1996, between the Company and William J. Bratton. (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.13*	Schedule identifying Stock Option Agreements Series C, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.12. (Filed as Exhibit 10.16-01 to the Company’s Registration Statement on Form S-1A, filed November 18, 1996, File No. 333-13105)

10.14*	Form of Series I Stock Option Agreement, dated as of May 1, 2003, between the Company and its outside directors. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

10.15*	Form of Series J Stock Option Agreement, dated as of May 1, 2003, between the Company and its Chief Executive Officer and Chief Operating Officer. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

10.16*	Form of Series K Stock Option Agreement, dated as of May 1, 2003, between the Company and certain of its employees. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

10.17*	Series L Stock Option Agreement, dated as of August 4, 2004, between the Company and Gregory A. Ton.

10.18*	Form of Restricted Stock Award Agreement issued to John A. Morelli. (Filed as Exhibit 10.14-02 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

10.19	Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

Exhibit Number		Description of Exhibits
10.20		Schedule listing Agreements to Limit Future Competition, between the Company and senior managers named therein, substantially identical in all material respects to Exhibit 10.19. (Filed as Exhibit 10.21-01 to the Company’s Registration Statement on Form S-1A, filed November 5, 1996, File No. 333-13105)

10.21		License Agreement, dated October 31, 1991, between Microware Systems Corporation and the Company. (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1A, filed November 18, 1996, File No. 333-13105)

10.22		Form of Series C-2 Option Agreement granted to each of Lester Pollack, Jonathan Kagan, Paul Zepf and Scott Perekslis and assigned by each to Center Management LLC. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

10.23		Securities Exchange and Release Agreement dated as of April 1, 2000 among the Investors named therein and the Company. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

10.24	*	Employment Agreement, dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)

10.25	*	Amended Employment Agreement, dated as of November 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.26	*	Amendment to Employment Agreement, dated as of December 5, 2003, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2003)

10.27	*	Series F Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.28	*	Series G Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.29	*	Series H Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-05 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.30	*	Amendment to John A. Morelli’s Employment Agreement, dated as of September 30, 2002, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2002)

10.31	*	Employment Agreement, dated as of June 27, 2005, between the Company and David W. McGrane. (Filed as Exhibit 10.2 to the Company’s Form 8-K dated June 27, 2005)

10.32	*	Employment Agreement, dated as of June 27, 2005, between the Company and Ronavan R. Mohling. (Filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2005)

10.33	*	Term Sheet, dated as of August 4, 2004, relating to the employment of Gregory A. Ton as Chief Financial Officer of the Company.

10.34		First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of December 30, 2004 among the Company, FATS, Inc. and CapitalSource Finance, LLC.

21		Subsidiaries of the Company.

23		Consent of PricewaterhouseCoopers LLP, dated July 12, 2005.

Exhibit Number	Description of Exhibits

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan arrangement.

(c) Financial Statement Schedule required by Items 8 and 15(d):

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2003, 2004 and 2005

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended March 31, 2003	$352	11	(1)	$362
Year ended March 31, 2004	$362	30	(42)	$350
Year ended March 31, 2005	$350	—	—	$350
Reserve for excess and obsolete inventory:
Year ended March 31, 2003	$3,520	994	(3,305)	$1,209
Year ended March 31, 2004	$1,209	—	(516)	$693
Year ended March 31, 2005	$693	597	(652)	$638
Contract loss reserve:
Year ended March 31, 2003	$3,175	329	(1,578)	$1,926
Year ended March 31, 2004	$1,926	—	(710)	$1,216
Year ended March 31, 2005	$1,216	—	(660)	$556
Warranty reserve:
Year ended March 31, 2003	$550	539	(385)	$704
Year ended March 31, 2004	$704	360	(850)	$214
Year ended March 31, 2005	$214	401	(332)	$283
Deferred tax valuation:
Year ended March 31, 2003	$7,650	—	(2,608)	$5,042
Year ended March 31, 2004	$5,042	—	(5,042)	$—
Year ended March 31, 2005	$—	—	—	$—

All other schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia on July 14, 2005.

FIREARMS TRAINING SYSTEMS, INC.

By:	/s/ RONAVAN R. MOHLING
Ronavan R. Mohling Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONAVAN R. MOHLING Ronavan R. Mohling	Chairman of the Board of Directors Chief Executive Officer and Director	July 14, 2005

/s/ GREGORY A. TON Gregory A. Ton	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 14, 2005

/s/ MARY ANN GILLEECE* Mary Ann Gilleece	Director	July 14, 2005

/s/ SCOTT PEREKSLIS* Scott Perekslis	Director	July 14, 2005

/s/ R.C. WHITAKER* R.C. Whitaker	Director	July 14, 2005

/s/ CAMERON BREITNER* Cameron Breitner	Director	July 14, 2005

/s/ DARRELL OYER* Darrell Oyer	Director	July 14, 2005

*	By	/s/ GREGORY A. TON
Power of Attorney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Firearms Training Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and its subsidiaries at March 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(b) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated the consolidated financial statements as of and for the years ended March 31, 2004 and 2003.

As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of statements of financial accounting standards No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity, and changed its method of accounting for dividends on mandatorily redeemable preferred stock as of April 1, 2003.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

July 6, 2005

Firearms Training Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2004	2005
	(Restated)
	(in thousands, except shares authorized, issued, and outstanding and per share value)
Assets
Current assets:
Cash and cash equivalents	$2,367	$6,456
Restricted cash	2,502	3,209
Accounts receivable, net of allowance of $350	23,317	14,707
Cost and estimated earnings in excess of billings on incomplete contracts	5,958	9,937
Unbilled receivables	62	543
Inventories	12,221	12,565
Income taxes receivable	114	98
Deferred income taxes	765	412
Prepaid expenses and other current assets	1,020	1,813

Total current assets	48,326	49,740

Property and equipment, net	2,398	2,051

Other assets
Deferred income taxes	1,559	989
Intangible assets, net	187	1,305

Total assets	$52,470	$54,085

Liabilities and Stockholders’ Deficit
Current liabilities:
Long-term debt due within one year	2,953	4,584
Accounts payable	3,679	5,328
Accrued liabilities	7,002	6,760
Accrued interest	949	294
Income taxes payable	309	1,442
Billings in excess of costs and estimated earnings on incomplete contracts	1,350	3,000
Deferred revenue	1,239	3,200
Contract loss reserve	1,216	639
Warranty cost reserve—current	214	283

Total current liabilities	18,911	25,530

Long-term debt	38,168	24,469
Other noncurrent liabilities	587	562
Manditorily redeemable preferred stock	30,485	—

Total liabilities	88,151	50,561

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $10,506 per share	—	32,028

Stockholders’ deficit:
Class A common stock, $.000006 par value; 100 million shares authorized; 70,153,139 and 75,945,337 shares issued and outstanding	—	—
Additional paid-in capital	123,215	127,980
Stock warrants	613	—
Accumulated deficit	(160,192)	(157,593)
Accumulated other comprehensive income	683	1,109

Total stockholders’ deficit	(35,681)	(28,504)

Total liabilities and stockholders’ deficit	$52,470	$54,085

See accompanying notes to financial statements.

Firearms Training Systems, Inc. and Subsidiaries

Consolidated Statements of Income

	March 31,
	2003	2004	2005
	(Restated)	(Restated)
	(in thousands, except per share amounts)
Revenue	$66,405	$73,089	$88,366
Cost of revenue	44,956	44,746	57,440

Gross margin	21,449	28,343	30,926

Operating expense
Selling, general and administrative	11,872	13,562	14,714
Research and development	2,824	2,902	3,983

Total operating expenses	14,696	16,464	18,697

Operating income	6,753	11,879	12,229

Other income (expense), net
Interest expense on debt	(114)	(5,177)	(4,915)
Dividends on mandatorily redeemable preferred stock	—	(2,867)	(1,543)
Other, net	95	125	(738)

Total other income (expense)	(19)	(7,919)	(7,196)

Income before (benefit) provision for income taxes	6,734	3,960	5,033
(Benefit) provision for income taxes	(792)	(1,871)	2,434

Net income before preferred stock adjustments	7,526	5,831	2,599
Accretion of preferred stock	(298)	—	—

Net income attributable to common stockholders	$7,228	$5,831	$2,599

Earnings per share
Basic income per share	$0.10	$0.08	$0.04

Diluted income per share	$0.10	$0.08	$0.03

Weighted average common shares outstanding—basic	$70,153	$70,153	$70,419

Weighted average common shares outstanding—diluted	$71,729	$72,023	$74,492

See accompanying notes to financial statements.

Firearms Training Systems, Inc. and Subsidiaries

Statement of Consolidated Changes in Stockholders’ Deficit

	Class A Voting Common Stock		Additional Paid-In Capital	Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
					(Restated)	(Restated)	(Restated)
(dollars in thousands)
Balance at March 31, 2002	70,153,139	$—	$123,513	$613	$(173,549)	$(379)	$(49,802)
Net income					7,526
Foreign currency translation adjustment						302

Comprehensive Income							7,828
Preferred stock dividends			(298)				(298)

Balance at March 31, 2003	70,153,139	—	123,215	613	(166,023)	(77)	(42,272)
Net income					5,831
Foreign currency translation adjustment						760

Comprehensive Income	—						6,591

Balance at March 31, 2004	70,153,139	—	123,215	613	(160,192)	683	(35,681)
Net income					2,599
Foreign currency translation adjustment						426

Comprehensive Income							3,025
Exercise of stock options	546,034		4,765				4,765
Exercise of stock warrants	5,246,164			(613)			(613)

Balance at March 31, 2005	75,945,337	$—	$127,980	$—	$(157,593)	$1,109	$(28,504)

See accompanying notes to financial statements.

Firearms Training Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	March 31,
	2003	2004	2005
	(Restated)	(Restated)
	(in thousands)
Cash flows from operating activities:
Net income attributable to common shareholders	$7,228	$5,831	$2,599

Adjustments for non-cash items
Amortization of debt discount	(3,512)	—	—
Non-cash interest and financing costs	1,151	1,500	2,216
Depreciation and amortization	925	3,694	1,000
Change in inventory reserve	(2,311)	(516)	(55)
Change in warranty cost and contract loss reserve	(1,095)	(1,200)	(508)
(Gain) loss on sale of assets	12	(72)	(4)
Deferred income taxes	(38)	(2,319)	923
Changes in assets and liabilities
Accounts receivable	(7,969)	(4,848)	8,610
Income taxes receivable	3,665	719	16
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,176)	(966)	(3,979)
Unbilled receivables	1,275	41	(481)
Inventories	1,686	(1,646)	(289)
Prepaid expenses and other current assets	(199)	623	(793)
Accounts payable	818	(1,569)	1,649
Accrued liabilities	(227)	2,264	(951)
Income taxes payable	267	42	1,133
Billings in excess of costs and estimated earnings on uncompleted contracts	990	76	1,650
Deferred revenue	952	(615)	1,961
Noncurrent liabilities	(83)	91	(25)

Total adjustments	(6,869)	(4,701)	12,073

Net cash provided by operating activities	359	1,130	14,672

Cash flows from investing activities:
Change in restricted cash	(5)	(1,063)	(707)
Purchase of property and equipment	(1,350)	(1,156)	(539)
Proceeds from disposal of property and equipment	19	72	2

Net cash used in investing activities	(1,336)	(2,147)	(1,244)

Cash flows from financing activities:
Proceeds from long-term debt	—	100	37,747
Payments on long-term debt	(34)	(474)	(50,659)
Payment of deferred financing costs	(250)	(409)	(1,450)
Exercise of stock options/warrants	—	—	4,766

Net cash used in financing activities	(284)	(783)	(9,596)
Effect of exchange rate changes on cash	466	710	257

Net increase (decrease) in cash and cash equivalents	(795)	(1,090)	4,089
Cash and cash equivalents, beginning of year	4,252	3,457	2,367

Cash and cash equivalents, end of year	$3,457	$2,367	$6,456

Supplemental cash flow disclosures
Cash paid (received) for:
Interest	$2,866	$3,557	$10,882
Income taxes	$(4,592)	$77	$267

Non-cash investing and financing activities:
Vehicles acquired through capital leases	$209	$—	$—

See accompanying notes to financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note 1:    Organization and Nature of Business

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

The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the Operating Subsidiary). As of March 31, 2005, FATS, Inc. had five wholly owned subsidiaries (collectively, the Subsidiaries): Firearms Training Systems Limited, which is based in the United Kingdom; F.A.T.S. Singapore Pte, Ltd.; Firearms Training Systems Netherlands, B.V.; FATS Canada, Inc., which is based in Montreal, Canada; and Firearms Training Systems Australia Pty Ltd. On April 1, 2004, FATS Canada, Inc. and FATS Canada Holdings, Inc. completed an amalgamation under Section 185 of the Canada Business Corporations Act with FATS Canada, Inc. continuing as the amalgamated corporation.

Note 2:    Restatement of Previously Issued Financial Statements

The Company has restated its previously issued consolidated financial statements for fiscal years ended March 31, 2003 and 2004. The restatements relate to correcting the accounting treatment previously used with respect to two percentage-of-completion contracts entered into by foreign subsidiaries denominated in foreign currencies which were accounted for incorrectly. In the past, the Company deferred the impact of foreign currency fluctuations until the period in which each contract was completed. The Company determined that its method of deferring the recognition of foreign currency fluctuations on these percentage-of-completion contracts was incorrect and that a restatement was necessary. The Company has restated its financial statements to recognize the effects of foreign currency transactions and translations in accordance with SFAS 52, Foreign Currency Translation. The effect of these adjustments increased revenues and operating income by $280,000 and $1,235,000 in 2003 and 2004, respectively, and increased net income by $196,000 and $793,000 for those years. Revenues and operations recorded by each foreign subsidiary and each foreign subsidiaries’ assets and liabilities should have been translated in accordance with SFAS 52. Gain and loss associated with assets and liabilities held by the Company and each subsidiary not held in each entities’ functional currency should have been recorded into income.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the restatement on certain line items of the Company’s consolidated statements of income and balance sheets is as follows (in thousands):

	Year Ended March 31, 2003			Year Ended and At March 31, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income:
Revenue	$66,125	$280	$66,405	$71,854	$1,235	$73,089
Gross Margin	21,169	280	21,449	27,108	1,235	28,343
Operating income	6,473	280	6,753	10,644	1,235	11,879
Other income, net	104	(9)	95	107	18	125
Income before provision for income taxes	6,463	271	6,734	2,707	1,253	3,960
Benefit for income taxes	867	(75)	792	2,331	(460)	1,871
Net income	7,032	196	7,228	5,038	793	5,831
Basic and diluted income per share	.10	—	.10	.07	.01	.08

Consolidated Balance Sheet:
Cost and estimated earnings in excess of billings on incomplete contracts	$4,697	$295	$4,992	$4,268	$1,690	$5,958
Income taxes receivable	823	16	839	104	10	114
Deferred income taxes	—	—	—	2,774	(450)	2,324
Income taxes payable	176	91	267	214	95	309
Billings in excess of costs and estimated earnings on incomplete contracts	1,277	(2)	1,275	1,428	(78)	1,350
Total stockholders’ deficit	(42,494)	222	(42,272)	(36,914)	1,233	(35,681)

Net cash flows from operating, financing, and investing activities, as previously reported, remained unchanged as a result of the restatement.

Note 3:    Summary of Significant Accounting Policies

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

Revenue Recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and governmental agencies is recognized upon shipment when title passes; as all material commitments have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured. Some contracts contain acceptance clauses giving customers a right to test products. In these instances, revenue is not recognized until the customer accepts the products or the acceptance clause lapses.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-deliverable arrangements, in accordance with EITF 00-21, based on the relative fair values of the deliverables specified in the contract. These contracts require little or no modifications to the existing proprietary platform; specify pricing terms by product and billings generally correspond to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

Other governmental contracts require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications. These contracts are accounted for under the percentage of completion method in accordance with SOP 81-1, measured by the percentage of cost incurred to date to the total costs for each contract. Contract costs include all direct material, direct labor and other costs directly related to the contract. Selling, general, and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Restricted Cash

Restricted cash represents escrow accounts at financial institutions to collateralize letters of credit to ensure contract performance by the Company under specific contracts, which are for the most part substantially completed within one year. As each contract is completed, the restricted cash related to that contract becomes unrestricted. Approximately $2,783,000 of the cash is invested in certificates of deposit yielding from 1.8% to 3.0% with maturity dates ranging from May 7, 2005 to February 26, 2006, unless otherwise extended.

Inventories

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average basis or market. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	March 31,
	2004	2005
Raw materials	$6,293	$7,177
Work in process	3,918	3,883
Finished goods	2,703	2,143

Inventories, gross	12,914	13,203
Reserve for excess and obsolete inventory	(693)	(638)

Inventories	$12,221	$12,565

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2004 and March 31, 2005, respectively, are as follows (in thousands):

	March 31,
	2004	2005
	(Restated)
Costs incurred on uncompleted contracts	$34,322	$37,219
Estimated earnings	14,521	17,749

	48,843	54,968
Less: billings to date	(44,235)	(48,031)

	$4,608	$6,937

Such amounts are included in the following accounts:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,958	$9,937
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,350)	(3,000)

	$4,608	$6,937

Property and Equipment

Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2003, 2004, and 2005 was $925,000, $826,000 and $1,000,000, respectively.

Property and equipment consists of the following (in thousands):

	March 31,
	2004	2005
Machinery and equipment	$3,966	$3,576
Demonstration equipment	3,420	2,705
Software	1,391	1,534
Furniture and fixtures	796	792
Vehicles	461	393
Leasehold improvements	789	881

	10,823	9,881
Accumulated depreciation	(8,425)	(7,830)

Property and equipment, net	$2,398	$2,051

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,
	2004	2005
Sales commissions, bonuses and agents’ commissions	$2,495	$1,557
Salaries and related expenses	1,695	2,191
Professional fees	372	479
Business taxes	474	945
Licenses and contract obligations	505	506
Other	1,461	1,082

	$7,002	$6,760

Accrued liabilities include amounts due to related parties of approximately $157,000 and $148,000 at March 31, 2004 and 2005, respectively.

Contract Loss Reserve

Management assesses the Company’s performance and estimated cost to complete ongoing sales contracts. In the event Management anticipates incurring costs in excess of contract revenues, the Company records a contract loss reserve in an amount equal to the estimated costs in excess of contracted revenues in the period in which such information becomes apparent. Excess costs are then charged against the reserve as incurred.

Warranty Cost Reserve

Management periodically estimates expected warranty costs under the Company’s standard product warranty and adjusts the warranty cost reserve to the current estimate. Warranty costs associated with contracts included in the estimate are then charged against the reserve as incurred.

Stock-Based Compensation Plans

The Company accounts for stock incentives available to employees and non-employee directors under its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as allowed under FAS No. 123, Accounting for Stock-Based Compensation. The Company has adopted the provisions of FAS No. 123 and FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which require disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The effective date of this statement for the Company is April 1, 2006.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS 123R fair value method is expected to result in non-cash charges that will increase the Company’s operating expenses; however, it will have no impact on its cash flows. The amount of the impact of adoption of SFAS 123R has not been determined at this time.

The Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended March 31
	2003	2004	2005
Risk-free interest rate	N/A	2.28%	3.27%
Expected dividend yield	N/A	—	—
Expected lives (in years)	N/A	3.5	3.5
Expected volatility	N/A	221.58%	196.47%

No options were granted during the fiscal year March 31, 2003, and accordingly, the assumptions are not applicable for that period.

The Company issued options to purchase a total of 5.8 million shares of its common stock under its option plan on May 1, 2003, with an exercise price equal to the $.40 per share market value of the stock on that date. During the year ended March 31, 2004, the weighted average grant-date fair value of options granted was computed as approximately $2.2 million or $.38 per share under option.

The Company issued options to purchase a total of 750,000 shares of its common stock under its option plan on August 4, 2004, with an exercise price equal to the $.64 per share market value of the stock on that date. During the year ended March 31, 2005, the weighted average grant-date fair value of options granted was computed as approximately $450,000 or $.60 per share under option.

The values above, and the value computed for unvested options granted in prior years, is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income (loss) and income (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
	(in thousands, except per share)
Net income attributable to common stockholders
As reported	$7,228	$5,831	$2,599
Fair value based compensation costs, net of taxes	(12)	(215)	(348)

Proforma net income attributable to common stockholders	$7,216	$5,616	$2,251

Basic income per share
As reported	$0.10	$0.08	$0.04
Pro forma	$0.10	$0.08	$0.03
Diluted income per share
As reported	$0.10	$0.08	$0.03
Proforma	$0.10	$0.08	$0.03

Certain other disclosures are required with respect to stock compensation under the provisions of SFAS No. 123 and are included in Note 6.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Activities

The Company expenses research and development costs as incurred. Research and development costs included in the accompanying statements of income include salaries, wages, benefits, general and administrative, prototype equipment, project supplies and other related costs directly associated with research and development activities.

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt as of March 31, 2004 and 2005. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values due to either the immediate or short-term maturity of these financial instruments or a fluctuating rate based on the prime rate. Therefore, the Company believes the carrying amount of fluctuating rate debt approximates fair value.

Income Taxes

The Company is a C corporation for U.S. federal income tax reporting purposes and accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized. A valuation allowance is recorded when the Company deems it is more likely than not that a deferred tax asset will not be realized.

Use of Estimates and Accruals

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, reserve for excess and obsolete inventory, contract loss reserve, and warranty reserve. Actual results could differ from those estimates.

Employee Benefit Plan

The Company has a defined contribution profit sharing plan (the Plan) that covers substantially all Company employees. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature, which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Matching of contributions with Company stock ended in May 2001. Total contributions by the Company to the Plan were approximately $238,000, $309,000 and $460,000 for the years ended March 31, 2003, 2004, and 2005, respectively.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs incurred are included as a part of the cost of revenues.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 4:    Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2004	2005
Working capital - borrowings	$230	$—
Long-term debt - Term A	11,582	13,938
Long-term debt - Term B	29,190	15,000
Capital lease obligations	119	—
Accrued PIK	—	115

	41,121	29,053
Due within one year	(2,953)	(4,584)

Long-term debt	$38,168	$24,469

On September 30, 2004, the Company and the Operating Subsidiary entered into a Revolving Credit, Term Loan and Security Agreement (the “New Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), a related party as described in Note 10, as administrative, payment and collateral agent for the lenders named therein. The New Credit Agreement permits a maximum borrowing capacity of $42 million and matures on September 30, 2009.

The New Credit Agreement provides for a revolving credit facility pursuant to which up to $12,000,000 in principal may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (6.25% at March 31, 2005). At March 31, 2005, the amount available on the revolving credit facility was $11,659,608, which includes $340,392 related to a letter of credit. Any amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the year ended March 31, 2005, interest expense on the revolving credit facility was approximately $208,000.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (8.75% at March 31, 2005). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $531,250 for the first year of the term, $750,000 for the second through fourth years of the term, and $968,750 in the fifth year of the term. For the year ended March 31, 2005, interest expense on the Term A loan was approximately $613,000.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (11.75% at March 31, 2005). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the year ended March 31, 2005, interest expense on the Term B loan, including PIK interest, was approximately $970,000.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to future indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA, as defined, and fixed charge coverage ratios. In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing. For the year ended March 31, 2005, the expense associated with these lenders fees was approximately $74,000.

As of March 31, 2005, $29,053,000 was outstanding under the New Credit Agreement.

Note 5:    Preferred Stock

Series B – Mandatorily Redeemable

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

The Company issued 21,361.113 shares of Series B preferred stock with a liquidation value of $1,000 per share (approximately $21.4 million) in August 2000 in conjunction with its debt restructuring. The increase in debt related to dividends earned on the Series B during the years ended March 31, 2002, 2003 and 2004 was approximately $2,353,000, $2,597,000 and $2,867,000, respectively. These amounts were previously offset by the reduction of approximately $2,083,000 and $2,299,000 in the debt restructuring liability allocated to the preferred stock, resulting in a net increase of approximately $270,000 and $298,000 for the years ended March 31, 2002 and 2003, respectively. As of March 31, 2003, the debt restructuring liability related to the preferred stock was fully amortized and, therefore, for the year ended March 31, 2004, the total $2,867,000 of preferred stock dividends was reported without the related offsetting amortization.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series B preferred stock was subject to mandatory redemption on October 15, 2005 at its liquidation value. Accordingly, the mandatorily redeemable preferred stock was not classified as a current liability as of March 31, 2004. All of the shares of Series B preferred stock were exchanged for shares of Series C preferred stock in connection with the debt restructuring as described below.

Series C

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

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. No gain or loss was recognized as a result of this exchange as the fair value of Series C approximated the fair value of Series B. The fair values were obtained by a third-party valuation. At March 31, 2005, the liquidation value for the Series C preferred stock was $10,506 per share.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6:    Stock-Based Compensation Plans

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

The Company did not issue options during the years ended March 31, 2002 and 2003.

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

Series J Options—Options to purchase 2,100,000 and 1,400,000 shares of stock were granted to the Chief Executive Officer and Chief Operating Officer of the Company, respectively. One-fifth of the options become exercisable per year on a cumulative basis over a five-year period beginning January 1, 2004, with the options expiring on the seventh anniversary of the grant date.

Series K Options—Options to purchase 1,400,000 shares of stock were granted to certain employees of the Company. One-third of the options are exercisable per year on a cumulative basis beginning on the first anniversary of the grant date, and the options expire on the seventh anniversary of the grant date.

On August 4, 2004, the Company granted Series L Stock Options for 750,000 shares of Common Stock under the Option Plan to the Chief Financial Officer of the Company. The exercise price was equal to the $0.64 per share market value of the stock on that date. One-fifth of the options become exercisable per year on a cumulative basis over a five-year period beginning August 5, 2005, with the options expiring on the seventh anniversary of the grant date.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding options during the years ended March 31, 2003, 2004 and 2005 are as follows:

	Options	Exercise Price		Weighted Average Exercise Price
Outstanding, March 31, 2002	1,760,893	$0.01	$12.00	$1.47
Granted	—	—	—	—
Cancelled	(327,350)	0.69	12.00	3.81

Outstanding, March 31, 2003	1,433,543	0.01	11.75	0.94
Granted	5,848,125	0.40	0.40	0.40
Cancelled	(536,835)	0.32	11.75	0.83

Outstanding, March 31, 2004	6,744,833	0.01	3.25	0.48
Granted	750,000	0.64	0.64	0.64
Exercised	(546,034)	0.19	0.69	0.52
Cancelled	(257,762)	0.40	3.25	1.39

Outstanding, March 31, 2005	6,691,037	$0.01	$3.25	$0.46

Shares available for future grants	260,250

As of March 31, 2003, 2004, and 2005, options to purchase approximately 1,417,000, 846,000, and 1,607,921 shares, respectively, were exercisable with weighted averages prices of $.93, $1.01, and $.53, respectively.

The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.01 – $ 1.43	6,627,387	5.0	$0.44	1,570,318	$0.48
1.43 – 2.85	20,950	0.7	1.79	20,950	1.79
2.85 – 4.28	42,700	0.4	3.25	16,653	3.25

	6,691,037	4.9	$0.46	1,607,921	$0.53

Stock Compensation Plan

The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (the Stock Plan) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2005, a total of 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for antidilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. There were no shares issued during the years ended March 31, 2003, 2004, or 2005.

Management Shares Agreement

In September 1996, the Company entered into a management shares agreement (Management Shares Agreement) with Centre Partners Management LLC, certain Centre Partners affiliates and those executive

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the Management Holders). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Partners affiliates, has bring along rights, pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the common stock held by the Centre Partners affiliates. The Management Holders have similar tag along rights pursuant to which they can participate in a sale by the Centre Partners affiliates of 5% or more of the outstanding shares of common stock to an unaffiliated third party.

The Centre Partners affiliates also have agreed to assist the Management Holders in registering proportionate amounts of the common stock held by such Management Holders if the Centre Partners affiliates exercise any rights to register common stock under a registration rights agreement, which granted certain investors, including the Centre Partners affiliates certain demand registration rights exercisable on no more than ten occasions as well as certain piggyback registration rights. The Management Shares Agreement terminates: (i) with respect to the Centre Partners affiliates, at such time as they hold less than 10% of the outstanding shares of common stock and (ii) ten years from the date of the agreement, if not sooner terminated.

Note 7:    Income Taxes

The (benefit) provision for income taxes consists of the following components (in thousands)

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
Current (benefit) provision
Federal	$(790)	$282	$561
Foreign	20	174	418
State	—	—	532

	(770)	456	1,511
Deferred (benefit) provision	(22)	(2,327)	923

(Benefit) provision for income taxes	$(792)	$(1,871)	$2,434

A reconciliation of the recorded income tax provision with amounts computed a statutory rates is as follows (in thousands):

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
Tax (benefit) provision at statutory rates	$1,503	$1,252	$1,711
State taxes, net of federal benefit	189	196	141
Permanent differences –
Preferred Stock	104	1,004	525
Other	1	36	(47)
Decrease in valuation allowance	(2,608)	(5,042)	—
Foreign operations	19	683	104

(Benefit) provision for income taxes	$(792)	$(1,871)	$2,434

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Primary components of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2004	2005
	(Restated)
Deferred tax assets:
Inventory reserves	$243	$24
Accrued liabilities	830	467
Warranty and contract cost reserve	458	736
Deferred revenue	522	1,089
Amortization and impairment of goodwill	392	336
Allowance for bad debts	171	133
General business credit	809	—
Other	—	77
Accelerated depreciation	—	271
Net operating loss carryforward	1,165	387

Total deferred tax assets	4,590	3,520

Deferred tax liabilities:
Accelerated depreciation	197	—
Inventory basis differences	1,051	904
Undistributed earnings of foreign subsidiaries	785	1,215
Other	233	—

Total deferred tax liabilities	2,266	2,119

Net deferred tax assets	2,324	1,401
Net current deferred tax assets	(765)	(412)

Net noncurrent deferred tax assets	$1,559	$989

For the year ending March 31, 2004 and March 31, 2005, the Company recorded tax expense using a federal and state annual effective rate of approximately 39% and 38%, respectively. The current year change results from using a federal rate of 34% rather than 35% based on corporate tax brackets as defined by the Internal Revenue Code.

As of March 31, 2005, the Company had no available domestic federal operating loss carryforwards and approximately $9.2 million of domestic state operating loss carryforwards. As of March 31, 2005, it is more likely than not that the deferred tax assets will be recognized through future taxable income and, accordingly, a valuation allowance is not necessary. The state domestic operating loss carryforwards expire beginning in 2019.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate unremitted foreign earnings. Based on the Company’s analysis to date, however, it is reasonably possible that it may repatriate some amount between $0 to $3.6 million, with the respective tax liability ranging from $0 to $1.2 million. Such estimate may be revised as a result of additional guidance or clarifying language that may be issued by Congress and/or the Department of the Treasury, or changes in the Company’s factual assumptions. The Company expects to finish its evaluation no later than 90 days following the later of the enactment of final technical corrections guidance.

The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company is currently evaluating the impact of this legislation on the Company’s effective tax rate for 2005 and future years.

Note 8:    Concentration of Revenues

For the years ended March 31, 2003, 2004, and 2005, the Company’s five largest customers accounted for approximately 73.3%, 71.5%, and 69.8% of the Company’s total revenues, respectively. For any period, a major customer is defined as a customer from whom the Company generated more than 10% of its revenues for that period. The following table summarizes information about the Company’s major customers for the years ended March 31, 2003, 2004, and 2005:

Year	Major Customers	Aggregate Revenues (000s)	Percent of Total Revenues
2003
	Public Works and Government Services Center of Canada	$8,281	12.5%
	United States government agencies (1)	$24,117	36.3%

2004
	Italy – Carabinieri	$10,261	14.0%
	ECC International	$7,320	10.0%
	United States government agencies (1)	$21,714	29.7%

2005
	Cubic	$15,392	17.4%
	United Kingdom Ministry of Defense	$13,858	15.7%
	United States government agencies	$21,356	24.2%

(1)	Amounts in 2003 and 2004 have been restated to reflect all revenues earned from United States government agencies as a single customer.

As of March 31, 2004, the Company had three customers that comprised approximately 44.0%, 26.4% and 10.5% of total accounts receivable. As of March 31, 2005, the Company had three customers that comprised approximately 20.6%, 16.2%, and 11.4% of total accounts receivable.

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

The type of government contracts awarded to the Company in the future may affect its financial performance. A number of the Company’s contracts have been obtained on a sole-source basis, while others were obtained through a competitive bidding process. The extent to which the Company’s contracts and orders are obtained through a competitive bidding process or as sole-source contracts may affect the Company’s profit margins. The contracts obtained by the Company in the future may also be cost reimbursement-type contracts rather than fixed-price contracts, which may not take into account certain costs of the Company such as interest on indebtedness. There can be no assurance that changes in the type of government contracts and other contracts entered into by the Company in the future will not have a material adverse effect on future results of operations or financial condition of the Company.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of the Company’s sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2003, 2004, and 2005, 48.8%, 51.6%, 45.1%, respectively, of the Company’s revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. The Company with respect to certain of the markets in which it competes has identified political and economic factors. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company’s products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

Note 9:    Net Income Per Common Share

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
Basic:
Net income attributable to common stockholders	$7,228	$5,831	$2,599

Weighted average common shares outstanding	70,153	70,153	70,419
Per share amount	$0.10	$0.08	$0.04

Diluted
Net income attributable to common stockholders	$7,228	$5,831	$2,599

Weighted average common shares – basic	70,153	70,153	70,419
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	453	934	4,073
Shares assumed issued upon exercise of dilutive stock warrants using the treasury stock method	1,123	936	—

Weighted average common shares outstanding – diluted	71,729	72,023	74,492

Per share amount	$0.10	$0.08	$0.03

The number of stock options assumed to be bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.57, $0.47, and $1.12, respectively, for the years ended March 31, 2003, 2004 and 2005.

Options to purchase 752,742 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2003, but were not included in the computation of the 2003 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 874,908 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2004, but were not included in the computation of the 2004 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

Options to purchase 63,950 shares of common stock were outstanding as of March 31, 2005, but were not included in the computation of the 2005 diluted EPS because the exercise price of the options was greater than the average market value of the common shares.

Note 10:    Related Party Transactions

Special Situations Opportunity Fund I, LLC, one of the Term A lenders under the New Credit Agreement described in Note 4, is an affiliate of First Source Financial, Inc. First Source is one of the Company’s Series C preferred stockholders and an affiliate of First Source owns approximately 12.5% of the Company’s outstanding common stock. In addition, the primary lenders under the credit facility that was paid in full in connection with the New Credit Agreement included Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Partners Coinvestment, L.P. (collectively, the “Centre Entities”). The Centre Entities are among the Company’s largest stockholders. Three of the Company’s six directors are affiliates with the Centre Entities.

On September 30, 2004, the Company entered into an Exchange Agreement with the Centre Entities, U.S. Bank National Association and First Source Financial LLP. As reflected in Note 5, in accordance with the Exchange Agreement the Company issued 3,202.78 shares of its Series C preferred stock to these entities in exchange for 32,027.80 shares of its Series B preferred stock previously held by them. As a result of the exchange, all of the previously issued shares of Series B Preferred were cancelled.

During the year ended March 31, 2004 and 2005, the Company incurred legal fees of $361,359 and $215,496 for services by Van Scoyoc Kelly PLLC, a law firm in which a director of the Company served as Managing Director.

Note 11:    Commitments and Contingencies

The Company has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect the Company’s consolidated financial position.

Leases

The Company leases certain facilities and equipment under operating leases. Future minimum payments, under leases with initial or remaining terms of one year or more, consisted of the following at March 31, 2005 (in thousands):

2006	$1,073
2007	984
2008	707
2009	216
2010	57

$3,037

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under noncancellable operating leases was approximately $962,000, $885,000 and $939,000 for the years ended March 31, 2003, 2004, and 2005, respectively. The leases have expiration dates varying from April 2005 through January 2010. All but one of the leases for the Company’s buildings have terms that require renegotiation at the end of the lease term; the remaining lease self-renews annually, unless otherwise negotiated. Leases relating to operating equipment require the Company to negotiate the renewal at the end of the lease term.

Government Agency Review

The Company is subject to review and regulation by various government agencies as a result of the nature of its business involving the import and export of firearms.

Employment Agreements

On June 27, 2005, the Company entered into a new employment agreement with Ronavan R. Mohling who serves as the Company’s Chairman and Chief Executive Officer. The new agreement provides for a term of three years beginning June 27, 2005. Under the terms of the renewal agreement, Mr. Mohling is entitled to an annual base salary of $325,000 and an annual bonus of up to 50% of his base salary. In addition, in the event of a transaction in which 51% or more of the Company’s Common Stock is acquired by a single party, Mr. Mohling will be entitled to receive the maximum annual bonus of 50% of base salary so long as he remains employed by the Company through the remainder of the fiscal year in which the change of control takes place or is terminated by the Company other than for cause. In addition, upon Mr. Mohling’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination. Mr. Mohling’s base salary under this agreement is reviewed annually by the Compensation Committee of the Board of Directors and subject to adjustment. The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

On June 27, 2005, the Company also entered into a new employment agreement with David W. McGrane who serves as the Company’s Chief Operating Officer. The new agreement provides for a term of three years beginning June 27, 2005. Under the terms of the renewal agreement, Mr. McGrane is entitled to an annual base salary of $275,000 and an annual bonus of up to 50% of his base salary. As is the case with Mr. Mohling’s employment agreement, in the event of a transaction in which 51% or more of the Company’s Common Stock is acquired by a single party, Mr. McGrane will be entitled to receive the maximum annual bonus of 50% of base salary so long as he remains employed by the Company through the remainder of the fiscal year in which the change of control takes place or is terminated by the Company other than for cause. In addition, upon Mr. McGrane’s termination without cause or upon his voluntary termination for good reason, both as defined in the agreement, he would be entitled to an amount equal to his current annual base salary payable in 12 equal monthly installments following his termination. Mr. McGrane’s base salary under this agreement is reviewed annually by the Compensation Committee of the Board of Directors and subject to adjustment. The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions.

Product Warranty Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the product warranty accrual for the years ended March 31, 2003, 2004, and 2005 were as follows (in thousands):

	Years Ended March 31
	2003	2004	2005
Balance, beginning of year	$550	$704	$214
Claims paid	(385)	(189)	(332)
Warranties issued/expired	390	360	401
Revisions to estimate	149	(661)	—

Balance, end of year	$704	$214	$283

Note 12:    Accumulated Deficit

The Company’s accumulated deficit of $157.6 million consists primarily of $172.2 million in charges associated with the July 1996 recapitalization of the Company including the purchase and cancellation 46.8 million shares of stock held by the former 100% owner of the Company. Positive retained earnings from the operations of the Company reduce the recapitalization charges by approximately $14.6 million as of March 31, 2005.

Note 13:    Industry Segment and Geographic Information

The Company operates in one industry segment – the manufacture, sale and service of judgmental, tactical and combined arms virtual training systems. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary (FATS, Inc.) and, to a lesser extent, through certain of the Subsidiaries.

Geographic information on revenue is as follows (in thousands):

	Years Ended March 31
	2003	2004	2005
	(Restated)	(Restated)
Domestic revenue	$34,021	$35,336	$48,537

International revenue
Canada	10,288	2,306	2,082
Europe	10,857	24,046	19,007
Asia	4,185	4,019	5,017
Australia	3,984	3,363	5,899
Other	3,070	4,019	7,824

	32,384	37,753	39,829

Total revenue	$66,405	$73,089	$88,366

Information on revenue by individual products and services is not practical and is, therefore, not disclosed.

As of March 31, 2005, the Company had net property and equipment of approximately $1,686,000 in the United States and $365,000 at its subsidiaries in foreign countries.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14:    Quarterly Data

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2003 and ending March 31, 2005. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information, as well as the adjustments for the restatement discussed in Note 2. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2004
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30		September 30		December 31		March 31
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenue	$15,618	$15,823	$12,931	$13,135	$16,479	$16,799	$26,826	$27,332
Gross margin	4,271	4,476	3,903	4,107	6,209	6,530	12,725	13,230
Gross margin%	27%	28%	30%	31%	38%	39%	47%	48%
Operating expenses	3,545	3,545	3,842	3,842	4,029	4,029	5,048	5,048

Operating income	726	931	61	265	2,180	2,501	7,677	8,182
Interest expense	1,761	1,761	2,058	2,058	2,094	2,094	2,131	2,131
Other (income) expense	(42)	(53)	58	62	(166)	(161)	43	27

Income (loss) before (benefit) provision	(993)	(777)	(2,055)	(1,855)	252	568	5,503	6,024
(Benefit) provision for income taxes	(103)	(35)	(458)	(388)	332	462	(2,102)	(1,910)

Net income (loss)	$(890)	$(742)	$(1,597)	$(1,467)	$(80)	$106	$7,605	$7,934

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$0.00	$0.00	$0.11	$0.11

Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$0.00	$0.00	$0.10	$0.11

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended March 31, 2005
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30		September 30		December 31		March 31
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenue	$18,012	$18,365	$20,130	$20,475	$21,029	$21,521	$28,005
Gross margin	6,146	6,499	6,366	6,711	6,949	7,441	10,275
Gross margin%	34%	35%	32%	33%	33%	35%	37%
Operating expenses	4,469	4,469	4,529	4,529	4,385	4,385	5,314

Operating income	1,677	2,030	1,837	2,182	2,564	3,056	4,961
Interest expense	2,161	2,161	2,392	2,392	935	935	970
Other (income) expense	90	85	312	315	287	274	64

Income (loss) before (benefit) provision	(574)	(216)	(867)	(525)	1,342	1,847	3,927
(Benefit) provision for income taxes	40	123	(53)	71	569	711	1,529

Net income (loss)	$(614)	$(339)	$(814)	$(596)	$773	$1,136	$2,398

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01	$0.02	$0.03

Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01	$0.02	$0.03