Form 10-Q
period 2005-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2005-08-15
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

As of August 9, 2005, there were 75,945,337 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except for per share amounts)

	Three Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Revenue	$16,539	$18,365	$15,823
Cost of revenue	10,872	11,866	11,347

Gross margin	5,667	6,499	4,476

Operating expenses:
Selling, general and administrative	3,715	3,451	3,022
Research and development	1,403	1,018	523

Total operating expenses	5,118	4,469	3,545

Operating income	549	2,030	931

Other income (expense), net
Interest expense on debt	(902)	(1,399)	(1,071)
Dividends on mandatorily redeemable preferred stock	—	(762)	(690)
Other, net	236	(85)	53

Total other income (expense)	(666)	(2,246)	(1,708)

Loss before provision (benefit) for income taxes	(117)	(216)	(777)
Provision (benefit) for income taxes	(126)	123	(35)

Net income (loss)	$9	$(339)	$(742)

Income (loss) per share
Basic income (loss) per share	$0.00	$(0.01)	$(0.01)

Diluted income (loss) per share	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic	75,945	70,154	70,153

Weighted average common shares outstanding – diluted	80,693	70,154	70,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares authorized, issued and outstanding and per share value)

	June 30, 2005	March 31, 2005	June 30, 2004
	(unaudited)		(Restated and unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,726	$6,456	$2,321
Restricted cash	3,194	3,209	2,484
Accounts receivable, net of allowance of $350	15,245	14,707	22,759
Costs and estimated earnings in excess of billings on incomplete contracts	7,810	9,937	7,809
Unbilled receivables	386	543	1,816
Inventories	14,602	12,565	11,102
Income taxes receivable	253	98	189
Deferred income taxes	385	412	770
Prepaid expenses and other current assets	2,409	1,813	2,991

Total current assets	48,010	49,740	52,241

Property and equipment, net	2,037	2,051	2,288

Other noncurrent assets:
Deferred income taxes	989	989	1,492
Intangible assets, net	1,247	1,305	504

Total assets	$52,283	$54,085	$56,525

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Long-term debt due within one year	$4,312	$4,584	$3,555
Accounts payable	3,562	5,328	5,008
Accrued liabilities	5,098	6,760	6,824
Accrued interest	270	294	958
Income taxes payable	1,552	1,442	425
Billings in excess of cost and estimated earnings on incomplete contracts	1,281	3,000	1,142
Deferred revenue	3,843	3,200	4,044
Contract cost reserve	640	639	976
Warranty cost reserve	399	283	167

Total current liabilities	20,957	25,530	23,099

Long-term debt	27,766	24,469	37,689

Other noncurrent liabilities	507	562	645

Manditorily redeemable preferred stock	—	—	31,247

Total liabilities	49,230	50,561	92,680

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203, 3,203, and zero shares issued and outstanding; liquidation value of $10,769 and $10,506 per share	32,028	32,028	—

Stockholders’ deficit:
Class A common stock, $0.000006 par value; 100 million shares authorized, 75,945,337, 75,945,337, and 70,205,639 shares issued and outstanding	—	—	—
Additional paid-in capital	127,980	127,980	123,244
Stock warrants	—	—	613
Accumulated deficit	(157,584)	(157,593)	(160,531)
Accumulated other comprehensive income	629	1,109	519

Total stockholders’ deficit	(28,975)	(28,504)	(36,155)

Total liabilities and stockholders’ deficit	$52,283	$54,085	$56,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$9	$(339)	$(742)

Adjustments for non-cash items
Non-cash interest and financing costs	132	1,212	799
Depreciation and amortization	270	237	269
Change in inventory reserve	63	104	96
Change in warranty cost and contract loss reserve	117	(287)	(288)
Gain (loss) on disposal of assets	13	1	(5)
Deferred income taxes	—	38	(103)
Changes in assets and liabilities
Accounts receivable, net	(538)	558	6,602
Income taxes receivable	(155)	(75)	566
Costs and estimated earnings in excess of billings on uncompleted contracts	2,127	(1,851)	(1,656)
Unbilled receivables	157	(1,754)	45
Inventories	(2,100)	1,015	40
Prepaid expenses and other current assets	(596)	(1,971)	213
Accounts payable	(1,766)	1,329	(2,134)
Accrued liabilities	(1,686)	(169)	(159)
Income taxes payable	110	116	(93)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,719)	(208)	58
Deferred revenue	643	2,805	(1,029)
Noncurrent liabilities	(55)	58	27

Total adjustments	(4,983)	1,158	3,248

Net cash provided by (used in) operating activities	(4,974)	819	2,506

Cash flows from investing activities
Change in restricted cash	15	18	(1,607)
Purchase of property and equipment	(278)	(146)	(293)
Proceeds from disposal of property and equipment	—	1	5

Net cash provided by (used in) investing activities	(263)	(127)	(1,895)

Cash flows from financing activities
Proceeds from long-term debt	3,500	295	—
Payments on long-term debt	(532)	(534)	(19)
Payment of deferred financing costs	(17)	(405)	(409)
Exercise of stock options	—	29	—

Net cash provided by (used in) financing activities	2,951	(615)	(428)

Effect of exchange rate changes on cash	(444)	(123)	300

Net increase (decrease) in cash and cash equivalents	(2,730)	(46)	483
Cash and cash equivalents, beginning of period	6,456	2,367	3,457

Cash and cash equivalents, end of period	$3,726	$2,321	$3,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2006. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2005, included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

2. Restatement of Previously Issued Financial Statements

The Company has restated its previously issued consolidated financial statements for fiscal years ended March 31, 2004 and 2003. The restatements relate to correcting the accounting treatment previously used with respect to two percentage-of-completion contracts entered into by foreign subsidiaries denominated in foreign currencies, which were accounted for incorrectly. In the past, the Company deferred the impact of foreign currency fluctuations until the period in which each contract was completed. The Company determined that its method of deferring the recognition of foreign currency fluctuations on these percentage-of-completion contracts was incorrect and that a restatement was necessary. The Company has restated its financial statements to recognize the effects of foreign currency transactions and translations in accordance with SFAS 52, Foreign Currency Translation. Revenues and operations recorded by each foreign subsidiary and each foreign subsidiaries’ assets and liabilities should have been translated in accordance with SFAS 52. Gain and loss associated with assets and liabilities held by the Company and each subsidiary not held in each entities’ functional currency should have been recorded into income. The effect of these adjustments increased revenues and operating income by $353,000 and $205,000 for the three months ended June 30, 2004 and 2003, respectively, and decreased net loss by $275,000 and $148,000 for those periods.

The effect of the restatement on certain line items of the Company’s consolidated statements of income and balance sheet is as follows (in thousands):

	For the Three months Ended and At June 30, 2004			For the Three months Ended June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated income statement:
Revenue	$18,012	$353	$18,365	$15,618	$205	$15,823
Gross margin	6,146	353	6,499	4,271	205	4,476
Operating income	1,677	353	2,030	726	205	931
Other income (expense), net	(2,251)	5	(2,246)	(1,719)	11	(1,708)
Loss before provision for income taxes	(574)	358	(216)	(993)	216	(777)
Provision (benefit) for income taxes	40	83	123	(103)	68	(35)
Net loss	(614)	275	(339)	(890)	148	(742)
Basic and diluted income per share	0.01	—	0.01	0.01	—	0.01

Consolidated balance sheet:
Cost and estimated earnings in excess of billings on incomplete contracts	$5,891	$1,918	$7,809
Income taxes receivable	91	98	189
Deferred income taxes	2,711	(449)	2,262
Income taxes payable	158	267	425
Billings in excess of cost and and estimated earnings on incomplete contracts	1,322	(180)	1,142
Total stockholder’s deficit	(37,635)	1,480	(36,155)

3. Revenue recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and governmental agencies is recognized upon shipment when title passes, because at the time title passes, all material commitments will have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured. Some contracts contain acceptance clauses giving customers a right to test products. In these instances, revenue is not recognized until the customer accepts the products or the acceptance clause lapses. A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-deliverable arrangements, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, based on the relative fair values of the deliverables specified in the contract. These contracts require little or no modifications to the existing proprietary platform and specify pricing terms by product, with billings generally corresponding to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

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

Revenues from extended warranty sales and customer logistics support sales are recorded as deferred revenue and are recognized ratably as income over the lives of the related service agreements, which generally range from one to three years. Costs associated with these sales are recorded in the period incurred.

4. Stock-based compensation

The Company accounts for stock incentives available to employees and non-employee directors under its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS No. 123, Accounting for Stock-Based Compensation. The Company has adopted the provisions of FAS No. 123 and FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which require disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of SFAS Statement No. 123. This statement supercedes APB Opinion 25, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The effective date of this statement for the Company is April 1, 2006.

The adoption of SFAS 123R fair value method is expected to result in non-cash charges that will increase the Company’s operating expenses; however, it will have no impact on its cash flows. The amount of the impact of adoption of SFAS 123R has not been determined at this time.

The Company did not issue options during the three months ended June 30, 2005 and 2004.

The value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income (loss) and income (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended June 30,
	(in thousands, except per share amounts)
	2005	2004	2003
		(Restated)	(Restated)
Net income (loss)
As reported	$9	$(339)	$(742)
Fair value based compensation cost, net of taxes	(32)	(88)	(43)

Pro forma net loss attributable to common stockholders	$(23)	$(427)	$(785)

Basic and diluted income (loss) per share
As reported	$0.00	$(0.01)	$(0.01)
Pro forma	$(0.00)	$(0.01)	$(0.01)

5. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	June 30, 2005	March 31, 2005	June 30, 2004
Raw materials	$7,781	$7,177	$6,471
Work in process	3,068	3,883	3,082
Finished goods	4,454	2,143	2,346

Inventories, gross	15,303	13,203	11,899
Reserve for excess and obsolete inventory	(701)	(638)	(797)

Inventories	$14,602	$12,565	$11,102

6. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed are as follows (in thousands):

	June 30, 2005	March 31, 2005	June 30, 2004
			(Restated)
Costs incurred on uncompleted contracts	$41,582	$37,219	$36,325
Estimated earnings	19,419	17,749	16,051

	61,001	54,968	52,376
Less: billings to date	(54,472)	(48,031)	(45,709)

	$6,529	$6,937	$6,667

Such amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,810	$9,937	$7,809
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,281)	(3,000)	(1,142)

	$6,529	$6,937	$6,667

7. Long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2005	March 31, 2005	June 30, 2004
Working capital - borrowings	$3,500	$—	$525
Long-term debt – Loan A	13,406	13,938	—
Long-term debt – Loan B	15,000	15,000	—
Accrued PIK	172	115	—
Long-term debt – Senior	—	—	11,061
Long-term debt – Junior	—	—	29,552
Capital lease obligations	—	—	106

	32,078	29,053	41,244
Due within one year	(4,312)	(4,584)	(3,555)

Long-term debt	$27,766	$24,469	$37,689

On September 30, 2004, the Company and its operating subsidiary, FATS, Inc., entered into a Revolving Credit, Term Loan and Security Agreement (the “New Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), a related party as described in Note 10, as administrative, payment and collateral agent for the lenders named therein. The New Credit Agreement permits a maximum borrowing capacity of $42 million and matures on September 30, 2009.

The New Credit Agreement provides for a revolving credit facility pursuant to which up to $12,000,000 in principal may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (6.75% at June 30, 2005). At June 30, 2005, the amount available on the revolving credit facility was $8,034,000, which includes $466,000 related to a letter of credit. Any amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the three months ended June 30, 2005, interest expense on the revolving credit facility was approximately $17,000.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (9.25% at June 30, 2005). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $531,250 for the first year of the term, $750,000 for the second through fourth years of the term, and $968,750 in the fifth year of the term. For the three months ended June 30, 2005, interest expense on the Term A loan was approximately $314,000.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (12.25% at June 30, 2005). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the three months ended June 30, 2005, interest expense on the Term B loan, including PIK interest, was approximately $513,000.

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to future indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA, as defined, and fixed charge coverage ratios. In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing. For the three months ended June 30, 2005, the expense associated with these lenders fees was approximately $29,000.

As of June 30, 2005, $32,078,000 was outstanding under the New Credit Agreement.

As of June 30, 2004, the amounts outstanding for working capital and senior and junior long-term debt were under a credit agreement different than the New Credit Agreement described above. Terms of this previous agreement, which was not outstanding at June 30 or March 31, 2005, are described in the Form 10-K for the fiscal year ended March 31, 2004.

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

The Company adopted the classification provisions of SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity, as of the beginning of the year ended March 31, 2004. Those provisions required the Company to include the mandatorily redeemable preferred stock as a liability in its balance sheet and to include the dividends on the preferred stock as a component of interest expense in its income statement. The provisions also prohibited reclassification of prior year amounts. Accordingly, the net accrued additional liabilities resulting from the Series B preferred stock dividends was reported as an adjustment to net income to arrive at net income attributable to common stockholders for the years ended March 31, 2002 and 2003, and the total preferred stock dividends was reported as interest expense in the income statement for the year ended March 31, 2004.

The Series B preferred stock was subject to mandatory redemption on October 15, 2005 at its liquidation value. Accordingly, the Series B preferred stock was not classified as a current liability as of March 31, 2004. All of the shares of Series B preferred stock were exchanged for shares of Series C preferred stock in connection with the debt restructuring as described in Note 9 below.

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

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. No gain or loss was recognized as a result of this exchange as the fair value of the Series C preferred stock approximated the fair value of the Series B preferred stock. The fair values were obtained by a third-party valuation. At June 30, 2005, the liquidation value for the Series C preferred stock was $10,769 per share.

The Company may redeem the shares of Series C preferred stock at any time and from time to time at a redemption price equal to the liquidation preference plus the amount of all accrued and unpaid dividends, whether or not earned or declared. The shares of Series C preferred stock are required to be redeemed upon the occurrence of a “change of control” (which includes the sale of all or substantially all of the Company’s assets, merger, consolidation or similar event in which more than 50% of the voting stock of the Company is transferred). In the event the Company is legally prohibited from redeeming the shares when required (or the Company materially breaches any of its other obligations relating to the Series C preferred stock), the applicable dividend rate payable on the Series C preferred stock will be increased by 2% per annum.

The Series C preferred stock ranks prior to all other classes of preferred and common stock as to payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. Holders of shares of the Series C preferred stock generally do not have any voting rights other than those provided by law. The Company must obtain the consent from holders of at least a majority of the outstanding shares of Series C preferred stock in order to: (i) enter into any plan of liquidation or dissolution (unless prior written notice of any such plan is given to the Series C preferred holders and, as a result of such liquidation or dissolution, the Company is able to satisfy in full the liquidation preferences together with all accrued and unpaid dividends on the shares); (ii) enter into any agreement which by its terms would violate or conflict with the rights of the Series C preferred holders; (iii) subject to certain exceptions, amend or waive any provision of the Series C Designations or the Company’s certificate of incorporation. Any amendment that would decrease the dividend rate payable on the Series C preferred stock requires the consent of all holders of Series C preferred stock. Any amendment that would increase the authorized number of Series C preferred shares or that would result in the issuance of capital stock ranking senior to or on parity with the Series C preferred stock as to dividends or rights upon liquidation requires the consent of at least two holders who are not affiliates of each other and who hold, in the aggregate, at least a majority of the Series C preferred shares.

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

On September 30, 2004, the Company entered into an Exchange Agreement with the Centre Entities, U.S. Bank National Association and First Source Financial LLP. As reflected in Note 8, in accordance with an Exchange Agreement, executed in connection with the New Credit Agreement, the Company issued 3,202.78 shares of its Series C preferred stock to these entities in exchange for 32,027.80 shares of its Series B preferred stock previously held by them. As a result of the exchange, all of the previously issued shares of Series B preferred stock were cancelled.

11. Net income (loss) per common share

Basic and diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted average common shares outstanding for the three months ended June 30, 2005 and 2004.

Options to purchase 6,690,737 shares of common stock were outstanding at June 30, 2005 and were included in the computation of diluted EPS for the three months ended June 30, 2005.

Options to purchase 6,692,333 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding at June 30, 2004, but were not included in the computation of diluted EPS for the three months ended June 30, 2004, because their effect would not have been dilutive, thereby decreasing net loss per share.

12. Contingencies and commitments

Product Warranty Cost Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual for the three months ended June 30, 2005 and 2004 were as follows (in thousands):

	June 30, 2005	March 31, 2005	June 30, 2004
Balance – beginning	$283	$214	$214
Claims paid	(180)	(332)	(13)
Warranties issued/(expired), net	296	401	(34)

Balance - ending	$399	$283	$167

13. Supplemental cash flow disclosures

	Three Months Ended June 30,
	2005	2004	2003
Cash paid (received) for (in thousands):
Interest	$267	$940	$836
Income taxes	(48)	75	(358)

14. Comprehensive income (loss)

	Three Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Net income (loss)	$9	$(339)	$(742)
Foreign currency translation adjustment	(480)	(164)	300

Comprehensive income (loss)	$(471)	$(503)	$(442)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2005.

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

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	diversion of funds that otherwise might be spent on our products in support of the war on terror,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles,

•	the fact that our U.S. and other government customers may generally terminate our contracts for convenience if termination is deemed by them to be in their best interests,

•	the fact that a significant portion of our revenues are derived from international sales, which are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates, and

•	the other risks identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Revenue Recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and governmental agencies is recognized upon shipment when title passes, because at the time title passes, all material commitments will have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured. Some contracts contain acceptance clauses giving customers a right to test products. In these instances, revenue is not recognized until the customer accepts the products or the acceptance clause lapses. A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-deliverable arrangements, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, based on the relative fair values of the deliverables specified in the contract. These contracts require little or no modifications to the existing proprietary platform; specify pricing terms by product and billings generally correspond to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

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

Inventory Valuation

Inventories are valued at the lower of cost on a moving weighted average or market, cost being determined on the first-in, first-out basis and market being defined as net realizable value. Management periodically reviews the Company’s inventory for items that may be deemed obsolete, damaged or for amounts on hand in excess of anticipated future demand. The underlying assumptions utilized in assessing the Company’s inventory change from time to time due to changes in the underlying sales mix, the release of new versions of the Company’s proprietary systems and overall changes in technology and the marketplace. As the Company develops new product lines future charges against income may be necessary to reduce inventory to its net realizable value.

Contract Loss Reserve

Management assesses the Company’s performance and estimated costs to complete ongoing sales contracts. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income. In the event management anticipates incurring costs in excess of contract revenues, the Company records a contract loss reserve in an amount equal to the estimated costs in excess of contracted revenues in the period in which the possibility of contract loss becomes apparent.

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

	Three Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Revenue	100.00%	100.00%	100.00%
Cost of revenue	65.74	64.61	71.71

Gross Margin	34.26	35.39	28.29

Operating expenses
Selling, general and administrative	22.46	18.79	19.10
Research and development	8.48	5.54	3.31

Total operating expenses	30.94	24.33	22.41

Operating income	3.32	11.06	5.88

Other income (expense), net
Interest expense on debt	(5.45)	(7.62)	(6.77)
Dividends on mandatorily redeemable preferred stock	—	(4.15)	(4.36)
Other, net	1.43	(0.46)	0.34

Total other income (expense)	(4.02)	(12.23)	(10.79)

Income (loss) before provision (benefit) for income taxes	(0.70)	(1.17)	(4.91)
Provision (benefit) for income taxes	(0.76)	0.68	(0.22)

Net income (loss)	0.06	$(1.85)	$(4.69)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (restated):

Net Revenues: Revenues decreased $1.9 million, or 10.3%, to $16.5 million for the three months ended June 30, 2005, as compared to $18.4 million for the three months ended June 30, 2004. Sales to international customers for the three months ended June 30, 2005 decreased $1.1 million, or 12.4%, to $7.8 million. The international sales decrease is due primarily to large long-term percentage-of-completion contracts nearing completion. Sales to U.S. military customers for the three months ended June 30, 2005 decreased $0.6 million, or 7.2%, to $7.8 million. Sales to U.S. law enforcement customers for the three months ended June 30, 2005 decreased $0.2 million, or 18.2%, to $0.9 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues decreased $1.0 million, or 8.4%, to $10.9 million for the three months ended June 30, 2005, as compared to $11.9 million for the three months ended June 30, 2004. As a percentage of revenues, cost of revenues for the three months ended June 30, 2005 increased slightly to 65.7%, as compared to 64.6% for the three months ended June 30, 2004. The increase in cost of revenues as a percentage of revenues is attributed primarily to a higher portion of lower margin revenues during the period.

Gross Profit: As a result of the foregoing, gross profit decreased $0.8 million, or 12.3%, to $5.7 million, or 34.3% of revenues for the three months ended June 30, 2005, as compared to $6.5 million, or 35.4% of revenues, for the three months ended June 30, 2004.

Total Operating Expenses: Total operating expenses increased $0.6 million, or 13.3%, to $5.1 million for the three months ended June 30, 2005, as compared to $4.5 million for the three months ended June 30, 2004. As a percentage of revenues, total operating expenses increased to 30.9% for the three months ended June 30, 2005, as compared to 24.3% for the three months ended June 30, 2004. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $3.5 million for the three months ended June 30, 2004 to $3.7 million for the three months ended June 30, 2005. In addition, as a percentage of revenues, SG&A increased from 18.8% at June 30, 2004 to 22.5% at June 30, 2005. Research and development costs increased from $1.0 million for the three months ended June 30, 2004 to $1.4 million for the three months ended June 30, 2005 due to increases in developmental efforts in improving our standard product.

Operating Income: As a result of the foregoing, operating income decreased $1.4 million to $0.6 million for the three months ended June 30, 2005, as compared to $2.0 million for the three months ended June 30, 2004. As a percentage of revenues, operating income was 3.3% of revenues for the three months ended June 30, 2005, as compared to 11.1% of revenues for the three months ended June 30, 2004.

Other Income (Expense), net: Other income (expense), net totaled $(0.7) million, or (4.0%) of revenues, for the three months ended June 30, 2005, as compared to $(2.3) million, or (12.2%) of revenues, for the three months ended June 30, 2004. Interest on debt decreased $0.5 million, or 35.7%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $0.8 million due to the exchange of the mandatorily redeemable preferred stock (Series B) for our new Series C preferred stock. In addition, due to the stronger US dollar, the foreign currency exchange gain was $0.2 million for the three months ended June 30, 2005, as compared to a $41,000 loss for the three months ended June 30, 2004.

Loss Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the loss before provision (benefit) for income taxes decreased by $0.1 from a loss of $0.2 million for the three months ended June 30, 2004 to a loss of $0.1 million for the three months ended June 30, 2005.

Provision (Benefit) for Income Taxes: Net taxable loss for the three months ended June 30, 2005 resulted in a tax benefit of $126,000, while the net taxable loss for the three months ended June 30, 2004 resulted in a tax provision of $123,000. The tax provision for the three months ended June 30, 2004 is primarily the result of nondeductible dividends on our Series B preferred stock in excess of the loss before income taxes.

Net Income (Loss): As a result of the foregoing, net loss decreased by $0.3 million to net income of $9,000, or $0.00 diluted income per share, for the three months ended June 30, 2005 from a net loss of $339,000, or $0.01 diluted loss per share, for the three months ended June 30, 2004.

Three Months Ended June 30, 2004 (restated) Compared to Three Months Ended June 30, 2003 (restated):

Net Revenues: Revenues increased $2.6 million, or 16.5%, to $18.4 million for the three months ended June 30, 2004, as compared to $15.8 million for the three months ended June 30, 2003. Sales to international customers for the three months ended June 30, 2004 increased $1.1 million, or 12.7%, to $9.0 million largely due to increased sales in Europe and the Middle East offset slightly by reductions in sales in the Pacific and Latin America. Sales to U.S. military customers for the three months ended June 30, 2004 increased by $1.7 million, or 26.4%, to $8.3 million. The increase in U.S. military sales is due primarily to the completion during the three months ended June 30, 2004 of two major military sales contracts. Sales to U.S. law enforcement customers for the three months ended June 30, 2004 decreased $0.2 million, or (16.0)%, to $1.1 million reflecting the law enforcement market’s current concentration on Homeland Security efforts and delays in orders pending final development of our Bluefire weapons systems.

Cost of Revenues: Cost of revenues increased $0.6 million, or 5.3%, to $11.9 million for the three months ended June 30, 2004, as compared to $11.3 million for the three months ended June 30, 2003. As a percentage of revenues, cost of revenues for the three months ended June 30, 2004 decreased to 64.6%, as compared to 71.7% for the three months ended June 30, 2003. The decrease in cost of revenues as a percentage of revenues is attributable primarily to the completion of certain international and military contracts during the quarter with higher profit margins and the positive results of previously undertaken cost control initiatives.

Gross Profit: As a result of the foregoing, gross profit increased $2.0 million, or 44.4%, to $6.5 million, or 35.4% of revenues for the three months ended June 30, 2004, as compared to $4.5 million, or 28.3% of revenues, for the three months ended June 30, 2003.

Total Operating Expenses: Total operating expenses increased $0.9 million, or 25.0%, to $4.5 million for the three months ended June 30, 2004, as compared to $3.6 million for the three months ended June 30, 2003. As a percentage of revenues, total operating expenses increased to 24.3% for the three months ended June 30, 2004, as compared to 22.4% for the three months ended June 30, 2003. Selling, general and administrative expenses (SG&A), which include bid and proposal activities, increased from $3.0 million for the three months ended June 30, 2003 to $3.5 million for the three months ended June 30, 2004. This increase in SG&A is due primarily to costs associated with the capture of new business. Research and development (R&D) costs increased $0.5 million, or 100.00%, to $1.0 million for the three months ended June 30, 2004, as compared to $0.5 million for the three months ended June 30, 2003, due primarily to increases in developmental efforts related to Bluefire weapons and enhancements to our I-FACT product.

Operating Income: As a result of the foregoing, operating income increased $1.1 million, or 122.2%, to $2.0 million for the three months ended June 30, 2004, as compared to $0.9 million for the three months ended June 30, 2003. As a percentage of revenues, operating income was 11.1% of revenues for the three months ended June 30, 2004, as compared to 5.9% of revenues for the three months ended June 30, 2003.

Other Income (Expense), net: Interest on debt increased $328,000, or 30.6%, due primarily to the increased rates and amortization of financing costs related to the extension of the debt maturity date from September 15, 2003 to October 15, 2004. Dividends on our Series B mandatorily redeemable preferred stock increased $72,000, or 10.4%, due to the compounding effect of the 10% dividends, which are paid in additional shares of the Series B preferred stock.

Loss Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the loss before provision for income taxes decreased by $0.5 million from a loss of $0.7 million for the three months ended June 30, 2003 to a loss of $0.2 million for the three months ended June 30, 2004.

Provision (Benefit) for Income Taxes: The net taxable loss for the three months ended June 30, 2003 produced a tax benefit of $35,000, while the net taxable loss for the three months ended June 30, 2004 resulted in a tax provision of $123,000. The tax provision for the three months ended June 30, 2004 is primarily the result of nondeductible dividends on our Series B preferred stock in excess of the loss before income taxes.

Net Loss: As a result of the foregoing, net loss decreased by $403,000, from a loss of $742,000, or $0.01 diluted loss per share, for the three months ended June 30, 2003 to a loss of $339,000, or $0.01 diluted loss per share, for the three months ended June 30, 2004.

ANALYSIS OF BACKLOG

As of June 30, 2005, the Company had a backlog of approximately $50.9 million compared with $53.1 million as of June 30, 2004. Our backlog as of June 30, 2005 consisted of $32.6 million from international customers, $17.3 million from U.S. military customers and $1.0 million from U.S. law enforcement customers. Management expects that approximately $34.7 million of backlog will be delivered during the remainder of fiscal 2006. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. However, these contracts generally provide for reimbursement of actual costs incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog for the years ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Backlog – beginning of period	$58,411	$59,310	$64,346
New bookings	9,070	12,128	11,845
Revenue	(16,539)	(18,365)	(15,823)

Backlog – end of period	$50,942	$53,073	$60,368

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had working capital of $27.1 million compared to a working capital of $29.1 million as of June 30, 2004. The net $2.0 million decrease in working capital is due primarily to a $7.5 million decrease in accounts receivable, offset by a $3.5 million increase in inventories and a $2.0 million decrease in accounts payable and various accrued liability accounts.

We had a net decrease in cash and cash equivalents of $2.7 million for the three months ended June 30, 2005, as compared to a net decrease of cash and cash equivalents of $46,000 for the three months ended June 30, 2004. For the period ended June 30, 2005, the Company’s operating activities used cash of approximately $5.0 million compared to the providing of cash of $0.8 million for the three months ended June 30, 2004. Cash flow from operations decreased primarily due to the outlay of cash for inventory purchases and accounts payable and various accrued liability payments. The use of cash for operating activities was partially offset by $3.5 million of long-term debt proceeds.

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

CONCENTRATION OF CREDIT RISK

As of June 30, 2005, approximately $9.9 million in accounts receivable, or 64.7% of total net accounts receivable, was due from five of the Company’s customers.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Obligations

June 30, 2005

(amounts in thousands)

	Total	Less than 1 year	Within 1-3 years	Within 4-5 years	After 5 years
Long-term debt
Working capital – borrowings	$3,500	$—	$—	$3,500	$—
Long-term debt – Term A	13,406	4,312	8,243	851	—
Long-term debt – Term B	15,000	—	—	15,000	—
Accrued PIK	172	—	—	172	—
Other
Other purchase orders	5,135	3,813	1,322	—	—
Operating lease obligations	2,751	1,063	1,548	140	—

Total	$39,964	$9,188	$11,113	$19,663	$—

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2005, the Company did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we borrow at fixed rates when we have the opportunity and believe it is in the Company’s best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at June 30, 2005.

As of June 30, 2005, we had a total of approximately $32.1 million in variable rate debt at differing interest rates tied to the prime rate. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations or cash flow.

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

Other than as described below, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to errors identified in the accounting for certain percentage-of-completion contracts denominated in foreign currencies giving rise to the restatements identified elsewhere in this Report, management has concluded that it had a material weakness in controls over the application of generally accepted accounting principles with respect to these contracts. This weakness was mitigated by annual closing controls, which identified the error. During the Company’s fiscal quarter ended June 30, 2005, the Company implemented additional controls to review on a monthly basis all percentage-of-completion contracts denominated in foreign currencies to ensure that they are being accounted for in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 6. EXHIBITS

10.1	Employment agreement, dated as of June 27, 2005, between the Company and David W. McGrane (Filed as Exhibit 10.2 to the Company’s Form 8-K dated June 27, 2005)

10.2	Employment agreement, dated as of June 27, 2005, between the Company and Ronavan R. Mohling (Filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 15, 2005

FIREARMS TRAINING SYSTEMS, INC.

/S/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)