Form 10-Q
period 2005-09-30
FIREARMS TRAINING SYSTEMS INC
filed 2005-11-14
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 8, 2005, there were 75,966,170 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Consolidated Statements of Operations Three and Six months ended September 30, 2005 (unaudited), restated 2004 (unaudited), and restated 2003 (unaudited)	3

	Condensed Consolidated Balance Sheets September 30, 2005 (unaudited), March 31, 2005, and restated September 30, 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows Six months ended September 30, 2005 (unaudited), restated 2004 (unaudited), and restated 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 6.	EXHIBITS	23

	SIGNATURES	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except for per share amounts)

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenue	$22,700	$20,475	$13,135	$39,239	$38,840	$28,958
Cost of revenue	15,104	13,764	9,028	25,976	25,630	20,375

Gross margin	7,596	6,711	4,107	13,263	13,210	8,583

Operating expenses:
Selling, general and administrative	3,696	3,805	3,119	7,411	7,255	6,141
Research and development	995	724	723	2,398	1,742	1,246

Total operating expenses	4,691	4,529	3,842	9,809	8,997	7,387

Operating income	2,905	2,182	265	3,454	4,213	1,196

Other income (expense), net
Interest expense on debt	(921)	(1,611)	(1,350)	(1,823)	(3,012)	(2,421)
Dividends on mandatorily redeemable preferred stock	—	(781)	(708)	—	(1,543)	(1,398)
Other, net	(181)	(315)	(62)	55	(399)	(9)

Total other income (expense)	(1,102)	(2,707)	(2,120)	(1,768)	(4,954)	(3,828)

Income (loss) before provision (benefit) for income taxes	1,803	(525)	(1,855)	1,686	(741)	(2,632)
Provision (benefit) for income taxes	719	71	(388)	593	194	(423)

Net income (loss)	$1,084	$(596)	$(1,467)	$1,093	$(935)	$(2,209)

Income (loss) per share
Basic income (loss) per share	$0.01	$(0.01)	$(0.02)	$0.01	$(0.01)	$(0.03)

Diluted income (loss) per share	$0.01	$(0.01)	$(0.02)	$0.01	$(0.01)	$(0.03)

Weighted average common shares outstanding – basic	75,953	70,265	70,153	75,953	70,265	70,153
Weighted average common shares outstanding – diluted	79,892	70,265	70,153	80,366	70,265	70,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares authorized, issued and outstanding and per share value)

	September 30, 2005	March 31, 2005	September 30, 2004
	(unaudited)		(Restated and unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$772	$6,456	$3,405
Restricted cash	3,010	3,209	2,582
Accounts receivable, net of allowance of $350	18,244	14,707	14,697
Costs and estimated earnings in excess of billings on incomplete contracts	7,952	9,937	5,466
Unbilled receivables	361	543	1,248
Inventories	11,175	12,565	11,805
Income taxes receivable	12	98	218
Deferred income taxes	385	412	—
Prepaid expenses and other current assets	2,578	1,813	1,635

Total current assets	44,489	49,740	41,056

Property and equipment, net	2,055	2,051	2,187

Other noncurrent assets:
Deferred income taxes	1,017	989	2,320
Intangible assets, net	1,182	1,305	1,484

Total assets	$48,743	$54,085	$47,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Long-term debt due within one year	$2,552	$4,584	$2,181
Accounts payable	3,023	5,328	3,789
Accrued liabilities	4,904	6,760	4,571
Accrued interest	258	294	—
Income taxes payable	956	1,442	527
Billings in excess of cost and estimated earnings on incomplete contracts	4,196	3,000	481
Deferred revenue	1,586	3,200	3,431
Contract cost reserve	636	639	609
Warranty cost reserve	609	283	223

Total current liabilities	18,720	25,530	15,812

Long-term debt	25,187	24,469	35,062

Other noncurrent liabilities	490	562	633

Total liabilities	44,397	50,561	51,507

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $11,038, $10,506 and $10,000 per share	32,028	32,028	32,028

Stockholders’ deficit:
Class A common stock, $0.000006 par value; 100 million shares authorized,
75,966,170, 75,945,337, and 70,508,801 shares issued and outstanding	—	—	—
Additional paid-in capital	127,988	127,980	123,407
Stock warrants	—	—	613
Accumulated deficit	(156,501)	(157,593)	(161,125)
Accumulated other comprehensive income	831	1,109	617

Total stockholders’ deficit	(27,682)	(28,504)	(36,488)

Total liabilities and stockholders’ deficit	$48,743	$54,085	$47,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended September 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,093	$(935)	$(2,209)

Adjustments for non-cash items
Non-cash interest and financing costs	265	2,465	1,860
Depreciation and amortization	533	485	553
Change in inventory reserve	(157)	28	(451)
Change in warranty cost and contract loss reserve	322	(598)	(206)
Gain (loss) on disposal of assets	(44)	8	—
Deferred income taxes	(1)	4	(89)
Changes in assets and liabilities
Accounts receivable, net	(3,537)	8,620	10,344
Income taxes receivable	86	(104)	(90)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,986	494	(3,523)
Unbilled receivables	181	(1,186)	78
Inventories	1,547	388	(919)
Prepaid expenses and other current assets	(765)	(615)	304
Accounts payable	(2,305)	109	(2,829)
Accrued liabilities	(1,892)	(3,380)	(902)
Income taxes payable	(488)	218	108
Billings in excess of costs and estimated earnings on uncompleted contracts	1,196	(870)	(75)
Deferred revenue	(1,614)	2,192	(1,037)
Noncurrent liabilities	(71)	47	157

Total adjustments	(4,758)	8,305	3,283

Net cash provided by (used in) operating activities	(3,665)	7,370	1,074

Cash flows from investing activities

Change in restricted cash	199	(80)	(560)
Purchase of property and equipment	(513)	(307)	(516)
Proceeds from disposal of property and equipment	—	5	—

Net cash used in investing activities	(314)	(382)	(1,076)

Cash flows from financing activities
Proceeds from long-term debt	7,456	37,450	—
Payments on long-term debt	(8,885)	(42,062)	(31)
Payment of deferred financing costs	(27)	(1,484)	(409)
Exercise of stock options	8	192	—

Net cash used in financing activities	(1,448)	(5,904)	(440)

Effect of exchange rate changes on cash	(257)	(46)	272

Net increase (decrease) in cash and cash equivalents	(5,684)	1,038	(170)

Cash and cash equivalents, beginning of period	6,456	2,367	3,457

Cash and cash equivalents, end of period	$772	$3,405	$3,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2006. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2005, included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The effect of the restatement on certain line items of the Company’s consolidated statements of income and balance sheet is as follows (in thousands):

	For the Three Months Ended and At September 30, 2004			For the Three Months Ended September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated income statement:
Revenue	$20,130	$345	$20,475	$12,931	$204	$13,135
Gross margin	6,366	345	6,711	3,903	204	4,107
Operating income	1,837	345	2,182	61	204	265
Other income (expense), net	(2,704)	(3)	(2,707)	(2,116)	(4)	(2,120)
Loss before provision for income taxes	(867)	342	(525)	(2,055)	200	(1,855)
Provision (benefit) for income taxes	(53)	124	71	(458)	70	(388)
Net loss	(814)	218	(596)	(1,597)	130	(1,467)
Basic and diluted loss per share	(0.01)	—	(0.01)	(0.02)	—	(0.02)

Consolidated balance sheet:
Cost and estimated earnings in excess of billings on incomplete contracts	$3,969	$1,497	$5,466
Income taxes receivable	207	11	218
Deferred income taxes	2,769	(449)	2,320
Income taxes payable	223	304	527
Billings in excess of cost and and estimated earnings on incomplete contracts	1,390	(909)	481
Total stockholder’s deficit	(38,152)	1,664	(36,488)

	For the Six Months Ended September 30, 2004			For the Six Months Ended September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated income statement:
Revenue	$38,142	$698	$38,840	$28,549	$409	$28,958
Gross margin	12,512	698	13,210	8,174	409	8,583
Operating income	3,515	698	4,213	787	409	1,196
Other income (expense), net	(4,956)	2	(4,954)	(3,835)	7	(3,828)
Loss before provision for income taxes	(1,441)	700	(741)	(3,048)	416	(2,632)
Provision (benefit) for income taxes	(13)	207	194	(561)	138	(423)
Net loss	(1,428)	493	(935)	(2,487)	278	(2,209)
Basic and diluted loss per share	(0.02)	0.01	(0.01)	(0.04)	0.01	(0.03)

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

The Company has computed for pro forma disclosure purposes the value of all options using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Six Months Ended September 30,
	2005	2004	2003
Risk-free interest rate	N/A	3.27%	2.28%

Expected dividend yields	N/A	0	0

Expected lives (in years)	N/A	3.5	3.5

Expected volatility	N/A	196.47%	221.58%

The Company issued options to purchase a total of 5.8 million shares of its common stock under its option plan on May 1, 2003, with an exercise price equal to the $.40 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the six months ended September 30, 2003 was computed as approximately $2.2 million or $.38 per share under option.

The Company issued options to purchase a total of 750,000 shares of its common stock under its option plan on August 4, 2004, with an exercise price equal to the $.64 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the six months ended September 30, 2004 was computed as approximately $450,000 or $.60 per share under option.

The Company did not issue options during the six months ended September 30, 2005.

The value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income (loss) and income (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Net income (loss):
As reported	$1,084	$(596)	$(1,467)	$1,093	$(935)	$(2,209)
Fair value based compensation cost, net of taxes	(32)	(87)	(47)	(64)	(175)	(90)

Pro forma net loss attributable to common stockholders	$1,052	$(683)	$(1,514)	$1,029	$(1,110)	$(2,299)

Basic and diluted income (loss) per share
As reported	$0.01	$(0.01)	$(0.02)	$0.01	$(0.02)	$(0.03)
Pro forma	$0.01	$(0.01)	$(0.02)	$0.01	$(0.02)	$(0.03)

5. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	September 30, 2005	March 31, 2005	September 30, 2004
Raw materials	$6,685	$7,177	$7,747
Work in process	1,800	3,883	3,157
Finished goods	3,171	2,143	1,622

Inventories, gross	11,656	13,203	12,526
Reserve for excess and obsolete inventory	(481)	(638)	(721)

Inventories	$11,175	$12,565	$11,805

6. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed are as follows (in thousands):

	September 30, 2005	March 31, 2005	September 30, 2004
			(Restated)
Costs incurred on uncompleted contracts	$48,132	$37,219	$38,546
Estimated earnings	22,595	17,749	16,861

	70,727	54,968	55,407
Less: billings to date	(66,971)	(48,031)	(50,422)

	$3,756	$6,937	$4,985

Such amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,952	$9,937	$5,466
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,196)	(3,000)	(481)

	$3,756	$6,937	$4,985

7. Long-term debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	March 31, 2005	September 30, 2004
Working capital - borrowings	$1,556	$—	$7,150
Long-term debt – Loan A	10,953	13,938	15,000
Long-term debt – Loan B	15,000	15,000	15,000
Accrued PIK	230	115	—
Capital lease obligations	—	—	93

	27,739	29,053	37,243
Due within one year	(2,552)	(4,584)	(2,181)

Long-term debt	$25,187	$24,469	$35,062

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

The New Credit Agreement provides for a revolving credit facility pursuant to which up to $12,000,000 in principal may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (7.25% at September 30, 2005). At September 30, 2005, the amount available on the revolving credit facility was $9,977,683, which includes $466,291 related to a letter of credit. Any amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the three and six months ended September 30, 2005, interest expense on the revolving credit facility was approximately $58,000 and $76,000, respectively.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (9.75% at September 30, 2005). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $451,917 for the first year of the term, $638,000 for the second through fourth years of the term, and $824,083 in the fifth year of the term. For the three and six months ended September 30, 2005, interest expense on the Term A loan was approximately $275,000 and $508,000, respectively.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (12.75% at September 30, 2005). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the three and six months ended September 30, 2005, interest expense on the Term B loan, including PIK interest, was approximately $541,000 and $1,054,000, respectively.

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to future indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA, as defined, and fixed charge coverage ratios. In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing. For the three and six months ended September 30, 2005, the expense associated with these lenders fees was approximately $32,000 and $61,000, respectively.

As of September 30, 2005, approximately $27,739,000 was outstanding under the New Credit Agreement.

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

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. No gain or loss was recognized as a result of this exchange as the fair value of the Series C preferred stock approximated the fair value of the Series B preferred stock. The fair values were obtained by a third-party valuation. At September 30, 2005, the liquidation value for the Series C preferred stock was $11,038 per share.

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

On September 30, 2004, the Company entered into an Exchange Agreement in connection with the New Credit Agreement with the Centre Entities, U.S. Bank National Association and First Source Financial LLP. As reflected in Note 8, in accordance with an Exchange Agreement, the Company issued 3,202.78 shares of its Series C preferred stock to these entities in exchange for 32,027.80 shares of its Series B preferred stock previously held by them. As a result of the exchange, all of the previously issued shares of Series B preferred stock were cancelled.

11. Net income (loss) per common share

Basic and diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted average common shares outstanding for the three and six months ended September 30, 2005 and 2004.

Options to purchase 6,624,904 shares of common stock were outstanding at September 30, 2005 and were included in the computation of diluted EPS for the three and six months ended September 30, 2005.

Options to purchase 7,022,046 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding at September 30, 2004, but were not included in the computation of diluted EPS for the three and six months ended September 30, 2004, because their effect would not have been anti-dilutive, thereby decreasing net loss per share.

Options to purchase 7,133,738 shares of common stock and warrants to purchase 5,246,164 shares of common stock were outstanding at September 30, 2003, but were not included in the computation of diluted EPS for the three and six months ended September 30, 2003, because their effect would not have been anti-dilutive, thereby decreasing net loss per share.

12. Contingencies and commitments

Product Warranty Cost Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended September 30, 2005	Year Ended March 31, 2005	Six Months Ended September 30, 2004
Balance – beginning	$283	$214	$214
Claims paid	(402)	(332)	(131)
Warranties issued/(expired), net	728	401	140

Balance - ending	$609	$283	$223

13. Supplemental cash flow disclosures

	Six Months Ended September 30,
	2005	2004	2003
Cash paid (received) for (in thousands):
Interest	$1,708	$9,767	$1,726
Income taxes	1,197	96	(248)

14. Comprehensive income (loss)

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Net income (loss)	$1,084	$(596)	$(1,467)	$1,093	$(935)	$(2,209)
Foreign currency translation adjustment	202	99	(11)	(278)	(66)	289

Comprehensive income (loss)	$1,286	$(497)	$(1,478)	$815	$(1,001)	$(1,920)

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenue	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%
Cost of revenue	66.54	67.22	68.73	66.20	65.99	70.36

Gross Margin	33.46	32.78	31.27	33.80	34.01	29.64

Operating expenses
Selling, general and administrative	16.28	18.58	23.75	18.89	18.68	21.21
Research and development	4.38	3.54	5.50	6.11	4.49	4.30

Total operating expenses	20.66	22.12	29.25	25.00	23.17	25.51

Operating income	12.80	10.66	2.02	8.80	10.84	4.13

Other income (expense), net
Interest expense on debt	(4.06)	(7.87)	(10.28)	(4.65)	(7.75)	(8.36)
Dividends on mandatorily redeemable preferred stock	—	(3.81)	(5.39)	—	(3.97)	(4.83)
Other, net	(0.80)	(1.54)	(0.47)	0.14	(1.03)	(0.03)

Total other income (expense)	(4.86)	(13.22)	(16.14)	(4.51)	(12.75)	(13.22)

Income (loss) before provision (benefit) for income taxes	7.94	(2.56)	(14.12)	4.29	(1.91)	(9.09)
Provision (benefit) for income taxes	3.17	0.35	(2.95)	1.51	0.50	(1.46)

Net income (loss)	4.77	(2.91)	(11.17)	2.78	(2.41)	(7.63)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (restated):

Net Revenues: Revenues increased $2.2 million, or 10.7%, to $22.7 million for the three months ended September 30, 2005, as compared to $20.5 million for the three months ended September 30, 2004. Sales to international customers for the three months ended September 30, 2005 increased $1.4 million, or 23.3%, to $7.5 million. The international sales increase is due primarily to deliveries of orders included in our backlog as of March 31, 2005, as well as increased interest in our products in the international markets. Sales to U.S. military customers for the three months ended September 30, 2005 increased $0.8 million, or 6.0%, to $14.2 million due primarily to incremental sales with existing customers and sales of VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the three months ended September 30, 2005 remained constant at $1.0 million.

Cost of Revenues: Cost of revenues increased $1.3 million, or 9.4%, to $15.1 million for the three months ended September 30, 2005, as compared to $13.8 million for the three months ended September 30, 2004. As a percentage of revenues, cost of revenues for the three months ended September 30, 2005 decreased slightly to 66.5%, as compared to 67.2% for the three months ended September 30, 2004. The decrease in cost of revenues as a percentage of revenues is attributed primarily to continued product standardization and greater efficiency in the manufacturing process.

Gross Profit: As a result of the foregoing, gross profit increased $0.9 million, or 13.4%, to $7.6 million, or 33.5% of revenues for the three months ended September 30, 2005, as compared to $6.7 million, or 32.8% of revenues, for the three months ended September 30, 2004.

Total Operating Expenses: Total operating expenses increased $0.2 million, or 4.4%, to $4.7 million for the three months ended September 30, 2005, as compared to $4.5 million for the three months ended September 30, 2004. As a percentage of revenues, total operating expenses decreased to 20.7% for the three months ended September 30, 2005, as compared to 22.1% for the three months ended September 30, 2004. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, decreased from $3.8 million for the three months ended September 30, 2004 to $3.7 million for the three months ended September 30, 2005. In addition, as a percentage of revenues, SG&A decreased from 18.6% at September 30, 2004 to 16.3% at September 30, 2005. Research and development costs increased from $0.7 million for the three months ended September 30, 2004 to $1.0 million for the three months ended September 30, 2005 due primarily to increases in developmental efforts in improving our standard product and new product development.

Operating Income: As a result of the foregoing, operating income increased $0.7 million to $2.9 million for the three months ended September 30, 2005, as compared to $2.2 million for the three months ended September 30, 2004. As a percentage of revenues, operating income was 12.8% of revenues for the three months ended September 30, 2005, as compared to 10.7% of revenues for the three months ended September 30, 2004.

Other Income (Expense), net: Other income (expense), net totaled $(1.1) million, or (4.9%) of revenues, for the three months ended September 30, 2005, as compared to $(2.7) million, or (13.2%) of revenues, for the three months ended September 30, 2004. Interest on debt decreased $0.7 million, or 43.8%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $0.8 million due to the exchange of the mandatorily redeemable preferred stock (Series B) for our new Series C preferred stock. In addition, the foreign currency exchange loss was $0.2 million for the three months ended September 30, 2005, as compared to a loss of $0.3 million for the three months ended September 30, 2004.

Income (Loss) Before Provision (Benefit) for Income Taxes: As a result of the foregoing, income before provision (benefit) for income taxes increased $2.3 million from a loss of $0.5 million for the three months ended September 30, 2004 to income of $1.8 million for the three months ended September 30, 2005.

Provision (Benefit) for Income Taxes: Net taxable income for the three months ended September 30, 2005 resulted in a tax provision of $0.7 million, while the net taxable loss for the three months ended September 30, 2004 also resulted in a tax provision of $71,000. The tax provision for the three months ended September 30, 2004 is primarily the result of nondeductible dividends on our Series B preferred stock in excess of the loss before income taxes.

Net Income (Loss): As a result of the foregoing, net income increased by $1.7 million to net income of $1.1 million, or $0.01 diluted income per share, for the three months ended September 30, 2005 from a net loss of $0.6 million, or $0.01 diluted loss per share, for the three months ended September 30, 2004.

Three Months Ended September 30, 2004 (restated) Compared to Three Months Ended September 30, 2003 (restated):

Net Revenues: Revenues increased $7.4 million, or 56.5%, to $20.5 million for the three months ended September 30, 2004, as compared to $13.1 million for the three months ended September 30, 2003. Sales to international customers for the three months ended September 30, 2004 increased $0.4 million, or 7.1%, to $6.1 million. Sales to U.S. military customers for the three months ended September 30, 2004 increased by $8.7 million, or 185.1%, to $13.4 million. The increase in U.S. military sales is due primarily to the incremental sales and system upgrades with existing customers and initial sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the three months ended September 30, 2004 decreased $1.7 million, or 63.0%, to $1.0 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $4.8 million, or 53.3%, to $13.8 million for the three months ended September 30, 2004, as compared to $9.0 million for the three months ended September 30, 2003. As a percentage of revenues, cost of revenues for the three months ended September 30, 2004 decreased to 67.2%, as compared to 68.7% for the three months ended September 30, 2003. The decrease in cost of revenues as a percentage of revenues is attributable primarily to the discipline of pursuing new business that reflects the corporate margin objective and continued internal cost control initiatives.

Gross Profit: As a result of the foregoing, gross profit increased $2.6 million, or 63.4%, to $6.7 million, or 32.8% of revenues for the three months ended September 30, 2004, as compared to $4.1 million, or 31.3% of revenues, for the three months ended September 30, 2003.

Total Operating Expenses: Total operating expenses increased $0.7 million, or 18.4%, to $4.5 million for the three months ended September 30, 2004, as compared to $3.8 million for the three months ended September 30, 2003. As a percentage of revenues, total operating expenses decreased to 22.1% for the three months ended September 30, 2004, as compared to 29.3% for the three months ended September 30, 2003. Selling, general and administrative expenses (SG&A), which include bid and proposal activities, increased from $3.1 million for the three months ended September 30, 2003 to $3.8 million for the three months ended September 30, 2004. This increase in SG&A is due primarily to legal fees associated with protecting the intellectual property rights, increase emphasis in marketing costs, and costs associated with the severance of the former CFO. Research and development (R&D) costs remained constant at $0.7 million.

Operating Income: As a result of the foregoing, operating income increased $1.9 million, or 633.3%, to $2.2 million for the three months ended September 30, 2004, as compared to $0.3 million for the three months ended September 30, 2003. As a percentage of revenues, operating income was 10.7% of revenues for the three months ended September 30, 2004, as compared to 2.0% of revenues for the three months ended September 30, 2003.

Other Income (Expense), net: Interest on debt increased $0.2 million, or 14.3%, due primarily to the increased rates and amortization of financing costs related to the extension of the debt maturity date from September 15, 2003 to October 15, 2004. Dividends on our Series B mandatorily redeemable preferred stock increased $73,000, or 10.3%, due to the compounding effect of the 10% dividends, which are paid in additional shares of the Series B preferred stock.

Loss Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the loss before provision for income taxes decreased by $1.4 million from a loss of $1.9 million for the three months ended September 30, 2003 to a loss of $0.5 million for the three months ended September 30, 2004.

Provision (Benefit) for Income Taxes: The net taxable loss for the three months ended September 30, 2003 produced a tax benefit of $0.4 million, while the net taxable loss for the three months ended September 30, 2004 resulted in a tax provision of $71,000. The tax provision for the three months ended September 30, 2004 is primarily the result of nondeductible dividends on our Series B preferred stock in excess of the loss before income taxes.

Net Loss: As a result of the foregoing, net loss decreased by $0.9 million, from a loss of $1.5 million, or $0.02 diluted loss per share, for the three months ended September 30, 2003 to a loss of $0.6 million, or $0.01 diluted loss per share, for the three months ended September 30, 2004.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004 (restated):

Net Revenues: Revenues increased $0.4 million, or 10.3%, to $39.2 million for the six months ended September 30, 2005, as compared to $38.8 million for the six months ended September 30, 2004. Sales to international customers for the six months ended September 30, 2005 increased $0.2 million, or 13.3%, to $15.2 million. Sales to U.S. military customers for the six months ended September 30, 2005 increased $0.3 million, or 13.8%, to $22.1 million. Sales to U.S. law enforcement customers for the six months ended September 30, 2005 decreased $0.3 million, or 13.6%, to $1.9 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $0.3 million, or 1.2%, to $25.9 million for the six months ended September 30, 2005, as compared to $25.6 million for the six months ended September 30, 2004. As a percentage of revenues, cost of revenues for the six months ended September 30, 2005 increased slightly to 66.2%, as compared to 66.0% for the six months ended September 30, 2004.

Gross Profit: As a result of the foregoing, gross profit increased $0.1 million, to $13.3 million, or 33.8% of revenues for the six months ended September 30, 2005, as compared to $13.2 million, or 34.0% of revenues, for the six months ended September 30, 2004.

Total Operating Expenses: Total operating expenses increased $0.8 million, or 8.9%, to $9.8 million for the six months ended September 30, 2005, as compared to $9.0 million for the six months ended September 30, 2004. As a percentage of revenues, total operating expenses increased to 25.0% for the six months ended September 30, 2005, as compared to 23.2% for the six months ended September 30, 2004. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $7.3 million for the six months ended September 30, 2004 to $7.4 million for the six months ended September 30, 2005. In addition, as a percentage of revenues, SG&A has a slight increase from 18.7% at September 30, 2004 to 18.9% at September 30, 2005. Research and development costs increased from $1.7 million for the six months ended September 30, 2004 to $2.4 million for the six months ended September 30, 2005 due to increases in developmental efforts in improving our standard product and new product development.

Operating Income: As a result of the foregoing, operating income decreased $0.7 million to $3.5 million for the six months ended September 30, 2005, as compared to $4.2 million for the six months ended September 30, 2004. As a percentage of revenues, operating income was 8.8% of revenues for the six months ended September 30, 2005, as compared to 10.8% of revenues for the six months ended September 30, 2004.

Other Income (Expense), net: Other income (expense), net totaled $(1.8) million, or (4.5%) of revenues, for the six months ended September 30, 2005, as compared to $(5.0) million, or (12.8%) of revenues, for the six months ended September 30, 2004. Interest on debt decreased $1.2 million, or 40.0%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $1.5 million due to the exchange of the mandatorily redeemable preferred stock (Series B) for our new Series C preferred stock. In addition, due to the stronger US dollar, the foreign currency exchange gain was $15,000 for the six months ended September 30, 2005, as compared to a $0.3 million loss for the six months ended September 30, 2004.

Income (loss) Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the income before provision (benefit) for income taxes increased by $2.4 from a loss of $0.7 million for the six months ended September 30, 2004 to income of $1.7 million for the six months ended September 30, 2005.

Provision (Benefit) for Income Taxes: Net taxable income for the six months ended September 30, 2005 resulted in a tax provision of $0.6 million, while the net taxable loss for the six months ended September 30, 2004 also resulted in a tax provision of $0.2 million. The tax provision for the six months ended September 30, 2004 is primarily the result of nondeductible dividends on our Series B preferred stock in excess of the loss before income taxes.

Net Income (Loss): As a result of the foregoing, net income increased by $2.0 million to net income of $1.1 million, or $0.01 diluted income per share, for the six months ended September 30, 2005 from a net loss of $0.9 million, or $0.01 diluted loss per share, for the six months ended September 30, 2004.

Six Months Ended September 30, 2004 (restated) Compared to Six Months Ended September 30, 2003 (restated):

Net Revenues: Revenues increased $9.8 million, or 33.8%, to $38.8 million for the six months ended September 30, 2004, as compared to $29.0 million for the six months ended September 30, 2003. Sales to international customers for the six months ended September 30, 2004 increased $1.3 million, or 9.6%, to $14.8 million. Sales to U.S. military customers for the six months ended September 30, 2004 increased by $10.4 million, or 91.3%, to $21.8 million. The increase in U.S. military sales is due primarily to the incremental sales and system upgrades with existing customers and initial sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the six months ended September 30, 2004 decreased $1.9 million, or 46.4%, to $2.2 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $5.2 million, or 25.5%, to $25.6 million for the six months ended September 30, 2004, as compared to $20.4 million for the six months ended September 30, 2003. As a percentage of revenues, cost of revenues for the six months ended September 30, 2004 decreased to 66.0%, as compared to 70.4% for the six months ended September 30, 2003. The decrease in cost of revenues as a percentage of revenues is attributable primarily to the discipline of pursuing sales at or above the corporate margin objective, execution of existing contracts without margin erosion, and the positive results of continuing positive cost control initiatives.

Gross Profit: As a result of the foregoing, gross profit increased $4.6 million, or 53.5%, to $13.2 million, or 34.0% of revenues for the six months ended September 30, 2004, as compared to $8.6 million, or 29.6% of revenues, for the six months ended September 30, 2003.

Total Operating Expenses: Total operating expenses increased $1.6 million, or 21.6%, to $9.0 million for the six months ended September 30, 2004, as compared to $7.4 million for the six months ended September 30, 2003. As a percentage of revenues, total operating expenses decreased to 23.2% for the six months ended September 30, 2004, as compared to 25.5% for the six months ended September 30, 2003. Selling, general and administrative expenses (SG&A), which include bid and proposal activities, increased from $6.1 million for the six months ended September 30, 2003 to $7.3 million for the six months ended September 30, 2004. This increase in SG&A is due primarily to increased emphasis in marketing, bid and proposal for new business, primarily related to the Singapore Police Coast Guard contract, and costs associated with the severance of the former CFO. Research and development (R&D) costs increased $0.5 million, or 41.7%, to $1.7 million for the six months ended September 30, 2004, as compared to $1.2 million for the six months ended September 30, 2003, due primarily to increases in developmental efforts related to Bluefire weapons, and enhancements to our I-FACT product, and single platform initiative.

Operating Income: As a result of the foregoing, operating income increased $3.0 million, or 250.0%, to $4.2 million for the six months ended September 30, 2004, as compared to $1.2 million for the six months ended September 30, 2003. As a percentage of revenues, operating income was 10.8% of revenues for the six months ended September 30, 2004, as compared to 4.1% of revenues for the six months ended September 30, 2003.

Other Income (Expense), net: Interest on debt increased $0.6 million, or 25.0%, due primarily to the increased rates and amortization of financing costs related to the extension of the debt maturity date from September 15, 2003 to October 15, 2004. Dividends on our Series B mandatorily redeemable preferred stock increased $0.1 million, or 7.14%, due to the compounding effect of the 10% dividends, which are paid in additional shares of the Series B preferred stock.

Loss Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the loss before provision for income taxes decreased by $1.9 million from a loss of $2.6 million for the six months ended September 30, 2003 to a loss of $0.7 million for the six months ended September 30, 2004.

Provision (Benefit) for Income Taxes: The net taxable loss for the six months ended September 30, 2003 produced a tax benefit of $0.4 million, while the net taxable loss for the six months ended September 30, 2004 resulted in a tax provision of $0.2 million. The tax provision for the six months ended September 30, 2004 is primarily the result of nondeductible dividends on our Series B preferred stock in excess of the loss before income taxes.

Net Loss: As a result of the foregoing, net loss decreased by $1.3 million, from a loss of $2.2 million, or $0.03 diluted loss per share, for the six months ended September 30, 2003 to a loss of $0.9 million, or $0.01 diluted loss per share, for the six months ended September 30, 2004.

ANALYSIS OF BACKLOG

As of September 30, 2005, the Company had a backlog of approximately $53.6 million compared with $46.6 million as of September 30, 2004. Our backlog as of September 30, 2005 consisted of $37.0 million from international customers, $15.1 million from U.S. military customers and $1.5 million from U.S. law enforcement customers. Management expects that approximately $30.9 million of backlog will be delivered during the remainder of fiscal 2006. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. However, these contracts generally provide for reimbursement of actual costs incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog is as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Backlog – beginning of period	$50,942	$52,720	$60,368	$58,411	$59,310	$64,346
New bookings	25,355	14,362	17,884	34,425	26,137	29,729
Revenue	(22,700)	(20,475)	(13,135)	(39,239)	(38,840)	(28,958)

Backlog – end of period	$53,597	$46,607	$65,117	$53,597	$46,607	$65,117

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had working capital of $25.8 million compared to a working capital of $25.3 million as of September 30, 2004. The net $0.5 million increase in working capital is due primarily to a $3.5 million increase in accounts receivable and a $2.5 million increase in costs and estimated earnings in excess of billings on incomplete contracts, offset by a $2.2 million decrease in cash and a $3.7 million increase in billings in excess of cost and estimated earnings on incomplete contracts.

We had a net decrease in cash and cash equivalents of $5.7 million for the six months ended September 30, 2005, as compared to a net increase of cash and cash equivalents of $1.0 for the six months ended September 30, 2004. For the period ended September 30, 2005, the Company’s operating activities used cash of approximately $3.7 million compared to the providing of cash of $7.4 million for the six months ended September 30, 2004. During the six months ended September 30, 2004, cash flows from operations had a positive impact from significant cash receipts on accounts receivable during the six months ended September 30, 2004. In addition, during the six months ended September 30, 2004, cash flows from financing activities had a positive impact due to the proceeds of the New Credit Agreement.

Our primary capital requirements are for working capital, debt service, and capital expenditures. Since August of 2000, we have financed our operations and growth primarily through internally generated funds and income tax refunds. With the issuance of the New Credit Agreement, which decreased debt and provided lower interest rates, management believes that funds provided by operations will be sufficient to fund our cash needs and anticipated capital expenditures through the next twelve months. As previously disclosed, however, the Company has retained Houlihan Lokey Howard & Zukin Capital, Inc. as its exclusive financial advisor to assist the company in evaluating various strategic alternatives, including recapitalization, sale of stock, merger or asset disposition possibilities, all with the goal of maximizing shareholder value. The Company expects to complete its review of strategic alternatives and take any actions arising from this review during the next several months. However, there can be no assurance that this process will result in a transaction, any proposal or agreement for a transaction, or any other action by the Company.

CONCENTRATION OF CREDIT RISK

As of September 30, 2005, approximately $14 million in accounts receivable, or 79% of total net accounts receivable, was due from five of the Company’s customers.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Obligations

September 30, 2005

(amounts in thousands)

	Total	Less than 1 year	Within 1-3 years	Within 4-5 years	After 5 years
Long-term debt
Working capital – borrowings	$1,556	$—	$—	$1,556	$—
Long-term debt – Term A	10,953	2,552	5,105	3,296	—
Long-term debt – Term B	15,000	—	—	15,000	—
Accrued PIK	230	—	—	230	—
Other
Purchase orders	4,235	3,797	438	—	—
Operating lease obligations	2,625	1,117	1,396	112	—

Total	$34,599	$7,466	$6,939	$20,194	$—

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, the Company did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at September 30, 2005.

As of September 30, 2005, we had a total of approximately $27.7 million in variable rate debt at differing interest rates tied to the prime rate. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations or cash flow.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED: November 14, 2005

FIREARMS TRAINING SYSTEMS, INC.

/S/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)