Form 10-Q
period 2005-12-31
FIREARMS TRAINING SYSTEMS INC
filed 2006-02-14
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 7, 2006, there were 75,994,502 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Consolidated Statements of Operations Three and Nine months ended December 31, 2005 (unaudited), restated 2004 (unaudited), and restated 2003 (unaudited)	3

	Condensed Consolidated Balance Sheets December 31, 2005 (unaudited), March 31, 2005, and restated December 31, 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows Nine months ended December 31, 2005 (unaudited), restated 2004 (unaudited), and restated 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 6.	EXHIBITS	25

	SIGNATURES	26

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except for per share amounts)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenue	$16,632	$21,521	$16,800	$55,871	$60,361	$45,758
Cost of revenue	11,176	14,080	10,270	37,152	39,710	30,645

Gross margin	5,456	7,441	6,530	18,719	20,651	15,113

Operating expenses:
Selling, general and administrative	3,572	3,437	3,263	10,983	10,692	9,404
Research and development	1,132	948	766	3,530	2,690	2,012

Total operating expenses	4,704	4,385	4,029	14,513	13,382	11,416

Operating income	752	3,056	2,501	4,206	7,269	3,697

Other income (expense), net
Interest expense on debt	(977)	(935)	(1,369)	(2,800)	(3,945)	(3,790)
Dividends on mandatorily redeemable preferred stock	—	—	(725)	—	(1,543)	(2,123)
Other, net	(48)	(274)	161	7	(676)	152

Total other income (expense)	(1,025)	(1,209)	(1,933)	(2,793)	(6,164)	(5,761)

Income (loss) before provision (benefit) for income taxes	(273)	1,847	568	1,413	1,105	(2,064)
Provision (benefit) for income taxes	(175)	711	462	418	905	39

Net income (loss)	$(98)	$1,136	$106	$995	$200	$(2,103)

Income (loss) per share
Basic income (loss) per share	$(0.00)	$0.02	$0.00	$0.01	$0.00	$(0.03)

Diluted income (loss) per share	$(0.00)	$0.02	$0.00	$0.01	$0.00	$(0.03)

Weighted average common shares outstanding – basic	75,976	70,313	70,153	75,958	70,313	70,153

Weighted average common shares outstanding – diluted	75,976	76,112	70,153	80,175	70,313	70,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares authorized, issued and outstanding and per share value)

	December 31, 2005	March 31, 2005	December 31, 2004
	(unaudited)		(Restated and unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,031	$6,456	$3,668
Restricted cash	2,960	3,209	2,280
Accounts receivable, net of allowance of $350	12,569	14,707	16,675
Costs and estimated earnings in excess of billings on incomplete contracts	10,006	9,937	6,442
Unbilled receivables	446	543	4,799
Inventories	12,923	12,565	11,951
Income taxes receivable	8	98	152
Deferred income taxes	385	412	770
Prepaid expenses and other current assets	2,129	1,813	2,102

Total current assets	42,457	49,740	48,839

Property and equipment, net	1,948	2,051	2,137

Other noncurrent assets:
Other	158	—	—
Deferred income taxes	1,023	989	1,571
Intangible assets, net	1,130	1,305	1,421

Total assets	$46,716	$54,085	$53,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Long-term debt due within one year	$2,552	$4,584	$2,344
Accounts payable	3,446	5,328	4,716
Accrued liabilities	3,852	6,760	5,383
Accrued interest	291	294	281
Income taxes payable	221	1,442	1,183
Billings in excess of cost and estimated earnings on incomplete contracts	2,973	3,000	1,149
Deferred revenue	1,074	3,200	5,593
Contract cost reserve	496	639	292
Warranty cost reserve	428	283	236

Total current liabilities	15,333	25,530	21,177

Long-term debt	26,665	24,469	34,864

Other noncurrent liabilities	438	562	625

Total liabilities	42,436	50,561	56,666

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $11,314, $10,506 and $10,250 per share	32,028	32,028	32,028

Stockholders’ deficit:
Class A common stock, $0.000006 par value; 100 million shares authorized, 75,994,502, 75,945,337, and 70,694,173 shares issued and outstanding	—	—	—
Additional paid-in capital	128,000	127,980	123,497
Stock warrants	—	—	613
Accumulated deficit	(156,600)	(157,593)	(159,988)
Accumulated other comprehensive income	852	1,109	1,152

Total stockholders’ deficit	(27,748)	(28,504)	(34,726)

Total liabilities and stockholders’ deficit	$46,716	$54,085	$53,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$995	$200	$(2,103)

Adjustments for non-cash items
Non-cash interest and financing costs	406	2,582	2,945
Depreciation and amortization	810	738	855
Change in inventory reserve	(131)	(15)	(513)
Change in warranty cost and contract loss reserve	2	(901)	(191)
(Gain) loss on disposal of assets	(48)	(5)	—
Deferred income taxes	(7)	17	—
Changes in assets and liabilities
Accounts receivable, net	2,137	6,642	6,049
Income taxes receivable	90	(38)	280
Costs and estimated earnings in excess of billings on uncompleted contracts	(68)	(484)	(2,525)
Unbilled receivables	96	(4,737)	(36)
Inventories	(227)	286	(2,342)
Prepaid expenses and other current assets	(315)	(1,083)	66
Noncurrent asset	(158)	—	—
Accounts payable	(1,881)	1,037	(263)
Accrued liabilities	(2,911)	(2,290)	(428)
Income taxes payable	(1,222)	875	359
Billings in excess of costs and estimated earnings on uncompleted contracts	(27)	(200)	4
Deferred revenue	(2,127)	4,354	(1,087)
Noncurrent liabilities	(123)	38	157

Total adjustments	(5,704)	6,816	3,330

Net cash provided by (used in) operating activities	(4,709)	7,016	1,227

Cash flows from investing activities
Change in restricted cash	249	222	(1,119)
Purchase of property and equipment	(694)	(380)	(902)
Proceeds from disposal of property and equipment	48	4	—

Net cash used in investing activities	(397)	(154)	(2,021)

Cash flows from financing activities
Proceeds from long-term debt	11,875	37,450	—
Payments on long-term debt	(11,885)	(42,150)	(44)
Payment of deferred financing costs	(57)	(1,484)	(409)
Exercise of stock options	20	282	—

Net cash used in financing activities	(47)	(5,902)	(453)

Effect of exchange rate changes on cash	(272)	341	516

Net increase (decrease) in cash and cash equivalents	(5,425)	1,301	(731)

Cash and cash equivalents, beginning of period	6,456	2,367	3,457

Cash and cash equivalents, end of period	$1,031	$3,668	$2,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2006. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2005, included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The effect of the restatement on certain line items of the Company’s consolidated statements of income and balance sheet is as follows (in thousands):

	For the Three Months Ended and At December 31, 2004			For the Three Months Ended December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated income statement:
Revenue	$21,029	$492	$21,521	$16,479	$321	$16,800
Gross margin	6,949	492	7,441	6,209	321	6,530
Operating income	2,564	492	3,056	2,180	321	2,501
Other income (expense), net	(1,222)	13	(1,209)	(1,928)	(5)	(1,933)
Income before provision for income taxes	1,342	505	1,847	252	316	568
Provision (benefit) for income taxes	569	142	711	332	130	462
Net income (loss)	773	363	1,136	(80)	186	106
Diluted income (loss) per share	0.01	0.01	0.02	(0.00)	—	0.00

Consolidated balance sheet:
Cost and estimated earnings in excess of billings on incomplete contracts	$6,242	$200	$6,442
Income taxes receivable	110	42	152
Deferred income taxes	2,790	(449)	2,341
Income taxes payable	707	476	1,183
Billings in excess of cost and estimated earnings on incomplete contracts	4,084	(2,935)	1,149
Total stockholder’s deficit	(36,978)	2,252	(34,726)

	For the Nine Months Ended December 31, 2004			For the Nine Months Ended December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated income statement:
Revenue	$59,171	$1,190	$60,361	$45,028	$730	$45,758
Gross margin	19,461	1,190	20,651	14,383	730	15,113
Operating income	6,079	1,190	7,269	2,967	730	3,697
Other income (expense), net	(6,178)	14	(6,164)	(5,763)	2	(5,761)
Income (loss) before provision for income taxes	(99)	1,204	1,105	(2,796)	732	(2,064)
Provision (benefit) for income taxes	556	349	905	(229)	268	39
Net income (loss)	(655)	855	200	(2,567)	464	(2,103)
Basic and diluted income (loss) per share	(0.01)	0.01	0.00	(0.04)	0.01	(0.03)

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

The weighted average grant-date fair value of options granted during the nine months ended December 31, 2003 was computed as approximately $2.2 million or $.38 per share under option.

The Company issued options to purchase a total of 750,000 shares of its common stock under its option plan on August 4, 2004, with an exercise price equal to the $.64 per share market value of the stock on that date.

The weighted average grant-date fair value of options granted during the nine months ended December 31, 2004 was computed as approximately $450,000 or $.60 per share under option.

The Company did not issue options during the nine months ended December 31, 2005.

The value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income (loss) and income (loss) per share as if the Company had accounted for options using the fair value method is as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Net income (loss):
As reported	$(98)	$1,136	$106	$995	$200	$(2,103)
Fair value based compensation cost, net of taxes	(32)	(87)	(47)	(96)	(262)	(141)

Pro forma net income (loss) attributable to common stockholders	$(130)	$1,049	$59	$899	$(62)	$(2,244)

Basic and diluted income (loss) per share
As reported	$(0.00)	$0.02	$0.00	$0.01	$0.00	$(0.03)
Pro forma	$(0.00)	$0.01	$0.00	$0.01	$(0.00)	$(0.03)

5. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	December 31, 2005	March 31, 2005	December 31, 2004
Raw materials	$7,893	$7,177	$7,653
Work in process	2,719	3,883	3,130
Finished goods	2,818	2,143	1,846

Inventories, gross	13,430	13,203	12,629
Reserve for excess and obsolete inventory	(507)	(638)	(678)

Inventories	$12,923	$12,565	$11,951

6. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed are as follows (in thousands):

	December 31, 2005	March 31, 2005	December 31, 2004
			(Restated)
Costs incurred on uncompleted contracts	$52,166	$37,219	$40,014
Estimated earnings	23,220	17,749	14,827

	75,386	54,968	54,841
Less: billings to date	(68,353)	(48,031)	(49,548)

	$7,033	$6,937	$5,293

Such amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,006	$9,937	$6,442
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,973)	(3,000)	(1,149)

	$7,033	$6,937	$5,293

7. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31, 2005	March 31, 2005	December 31, 2004
Working capital - borrowings	$2,976	$—	$7,681
Long-term debt – Loan A	10,952	13,938	14,469
Long-term debt – Loan B	15,000	15,000	15,000
Accrued PIK	289	115	58

	29,217	29,053	37,208
Due within one year	(2,552)	(4,584)	(2,344)

Long-term debt	$26,665	$24,469	$34,864

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

The New Credit Agreement provides for a revolving credit facility pursuant to which up to $12,000,000 in principal may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (7.75% at December 31, 2005). At December 31, 2005, the amount available on the revolving credit facility was $8,730,740, which includes $293,719 related to a letter of credit. Any amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the three and nine months ended December 31, 2005, interest expense on the revolving credit facility was approximately $63,000 and $139,000, respectively.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (10.25% at December 31, 2005). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $451,917 for the first year of the term, $638,000 for the second through fourth years of the term, and $824,083 in the fifth year of the term. For the three and nine months ended December 31, 2005, interest expense on the Term A loan was approximately $279,000 and $867,000, respectively.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (13.25% at December 31, 2005). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the three and nine months ended December 31, 2005, interest expense on the Term B loan, including PIK interest, was approximately $564,000 and $1,618,000, respectively.

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to future indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA, as defined, and fixed charge coverage ratios. In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing. For the three and nine months ended December 31, 2005, the expense associated with these lenders fees was approximately $29,000 and $88,000, respectively.

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

9. Preferred stock (Series C)

In September 2004, the board of directors created a new class of Series C preferred stock with 3,500 authorized shares. Holders of the Series C preferred stock are entitled to receive, if declared by the board, cumulative dividends equal to (i) 10% of the liquidation preference per year through March 31, 2006; (ii) 12% of the liquidation preference per year through December 31, 2006 and (iii) 14% of the liquidation preference per year thereafter, payable in cash. Dividends are cumulative and compound quarterly whether or not there are funds available for the payment of dividends.

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. No gain or loss was recognized as a result of this exchange as the fair value of the Series C preferred stock approximated the fair value of the Series B preferred stock. The fair values were obtained by a third-party valuation. At December 31, 2005, the liquidation value for the Series C preferred stock was $11,314 per share.

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

11. Net income (loss) per common share

Basic and diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted average common shares outstanding for the three and nine months ended December 31, 2005 and 2004.

Options to purchase 6,468,522 shares of common stock were outstanding at December 31, 2005 and were included in the computation of diluted EPS for the nine months ended December 31, 2005. However, for the three months ended December 31, 2005, the dilutive options were not included in the computation of diluted EPS because their effect would have been anti-dilutive, thereby decreasing net loss per share.

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

12. Contingencies and commitments

Product Warranty Cost Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended December 31, 2005	Year Ended March 31, 2005	Nine Months Ended December 31, 2004
Balance – beginning	$283	$214	$214
Claims paid	(330)	(332)	(197)
Warranties issued/(expired), net	475	401	219

Balance - ending	$428	$283	$236

13. Supplemental cash flow disclosures

	Nine Months Ended December 31,
	2005	2004	2003
Cash paid (received) for (in thousands):
Interest	$2,612	$10,321	$2,637
Income taxes	1,277	110	32

14. Comprehensive income (loss)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Net income (loss)	$(98)	$1,136	$106	$995	$200	$(2,103)
Foreign currency translation adjustment	(20)	(535)	(262)	(257)	469	551

Comprehensive income (loss)	$(118)	$601	$(156)	$738	$669	$(1,552)

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

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenue	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%
Cost of revenue	67.20	65.42	61.13	66.50	65.79	66.97

Gross Margin	32.80	34.58	38.87	33.50	34.21	33.03

Operating expenses
Selling, general and administrative	21.48	15.97	19.42	19.66	17.71	20.55
Research and development	6.81	4.40	4.56	6.32	4.46	4.40

Total operating expenses	28.29	20.37	23.98	25.98	22.17	24.95

Operating income	4.51	14.21	14.89	7.52	12.04	8.08

Other income (expense), net
Interest expense on debt	(5.87)	(4.34)	(8.15)	(5.01)	(6.54)	(8.28)
Dividends on mandatorily redeemable preferred stock	—	—	(4.32)	—	(2.56)	(4.64)
Other, net	(0.29)	(1.29)	0.96	0.01	(1.12)	0.33

Total other income (expense)	(6.16)	(5.63)	(11.51)	(5.00)	(10.22)	(12.59)

Income (loss) before provision (benefit) for income taxes	(1.65)	8.58	3.38	2.52	1.82	(4.51)
Provision (benefit) for income taxes	(1.05)	3.30	2.75	0.75	1.50	0.09

Net income (loss)	(0.60)	5.28	0.63	1.77	0.32	(4.60)

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004 (restated):

Net Revenues: Revenues decreased $4.9 million, or 22.8%, to $16.6 million for the three months ended December 31, 2005, as compared to $21.5 million for the three months ended December 31, 2004. Sales to international customers for the three months ended December 31, 2005 decreased $4.9 million, or 45.4%, to $5.9 million. The international sales decrease is due primarily to the near completion of a large, long-term percentage-of-completion contract in fiscal 2005. Sales to U.S. military customers for the three months ended December 31, 2005 remained constant at $9.3 million. Sales to U.S. law enforcement customers for the three months ended December 31, 2005 remained constant at $1.4 million.

Cost of Revenues: Cost of revenues decreased $2.9 million, or 20.6%, to $11.2 million for the three months ended December 31, 2005, as compared to $14.1 million for the three months ended December 31, 2004. As a percentage of revenues, cost of revenues for the three months ended December 31, 2005 increased to 67.2%, as compared to 65.4% for the three months ended December 31, 2004. The increase in cost of revenues as a percentage of revenues is attributed primarily to a higher portion of lower margin revenues during the period.

Gross Profit: As a result of the foregoing, gross profit decreased $1.9 million, or 25.7%, to $5.5 million, or 32.8% of revenues for the three months ended December 31, 2005, as compared to $7.4 million, or 34.6% of revenues, for the three months ended December 31, 2004.

Total Operating Expenses: Total operating expenses increased $0.3 million, or 6.8%, to $4.7 million for the three months ended December 31, 2005, as compared to $4.4 million for the three months ended December 31, 2004. As a percentage of revenues, total operating expenses increased to 28.3% for the three months ended December 31, 2005, as compared to 20.4% for the three months ended December 31, 2004. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $3.4 million for the three months ended December 31, 2004 to $3.6 million for the three months ended December 31, 2005. In addition, as a percentage of revenues, SG&A increased from 16.0% at December 31, 2004 to 21.5% at December 31, 2005. The increase in SG&A as a percentage of revenues is attributed primarily to lower revenues for the three months ended December 31, 2005. Research and development costs increased slightly from $1.0 million for the three months ended December 31, 2004 to $1.1 million for the three months ended December 31, 2005.

Operating Income: As a result of the foregoing, operating income decreased $2.3 million to $0.8 million for the three months ended December 31, 2005, as compared to $3.1 million for the three months ended December 31, 2004. As a percentage of revenues, operating income was 4.5% of revenues for the three months ended December 31, 2005, as compared to 14.2% of revenues for the three months ended December 31, 2004.

Other Income (Expense), net: Other income (expense), net totaled $(1.0) million, or (6.2%) of revenues, for the three months ended December 31, 2005, as compared to $(1.2) million, or (5.6%) of revenues, for the three months ended December 31, 2004.

Income (Loss) Before Provision (Benefit) for Income Taxes: As a result of the foregoing, income before provision (benefit) for income taxes decreased $2.1 million from income of $1.8 million for the three months ended December 31, 2004 to a loss of $0.3 million for the three months ended December 31, 2005.

Provision (Benefit) for Income Taxes: Net taxable loss for the three months ended December 31, 2005 resulted in a tax benefit of $0.2 million, while net taxable income for the three months ended December 31, 2004 resulted in a tax provision of $0.7 million. The benefit for the three months ended December 31, 2005 is primarily due to the completion of research and development tax credit documentation during the current quarter which resulted in a larger credit than was provided for in the March 31, 2005 year end provision.

Net Income (Loss): As a result of the foregoing, net income decreased by $1.2 million to a net loss of $0.1 million, or $0.00 diluted loss per share, for the three months ended December 31, 2005, from net income of $1.1 million, or $0.01 diluted income per share, for the three months ended December 31, 2004.

Three Months Ended December 31, 2004 (restated) Compared to Three Months Ended December 31, 2003 (restated):

Net Revenues: Revenues increased $4.7 million, or 28.0%, to $21.5 million for the three months ended December 31, 2004, as compared to $16.8 million for the three months ended December 31, 2003. Sales to international customers for the three months ended December 31, 2004 increased $4.6 million, or 78.0%, to $10.8 million. The international sales increase is due primarily to the activation of an amendment to an existing contract with the United Kingdom. Sales to U.S. military customers for the three months ended December 31, 2004 increased by $1.1 million, or 13.4%, to $9.3 million. The U.S. military increase is due primarily to system upgrades with existing customers. Sales to U.S. law enforcement customers for the three months ended December 31, 2004 decreased $1.0 million, or 41.7%, to $1.4 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $3.8 million, or 36.9%, to $14.1 million for the three months ended December 31, 2004, as compared to $10.3 million for the three months ended December 31, 2003. As a percentage of revenues, cost of revenues for the three months ended December 31, 2004 increased to 65.4%, as compared to 61.1% for the three months ended December 31, 2003. The increase in cost of revenues as a percentage of revenues is attributable primarily to the shift in weapon types delivered to domestic customers.

Gross Profit: As a result of the foregoing, gross profit increased $0.9 million, or 13.8%, to $7.4 million, or 34.6% of revenues for the three months ended December 31, 2004, as compared to $6.5 million, or 39.0% of revenues, for the three months ended December 31, 2003.

Total Operating Expenses: Total operating expenses increased $0.4 million, or 10.0%, to $4.4 million for the three months ended December 31, 2004 as compared to $4.0 million for the three months ended December 31, 2003. As a percentage of revenues, total operating expenses decreased to 20.4% for the three months ended December 31, 2004, as compared to 24.0% for the three months ended December 31, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $3.3 million for the three months ended December 31, 2003 to $3.4 million for the three months ended December 31, 2004. However, as a percentage of revenues, SG&A decreased from 19.4% at December 31, 2003 to 16.0% at December 31, 2004 due to a corporate focus of expense control initiatives. Research and development costs increased from $0.8 million for the three months ended December 31, 2003 to $1.0 million for the three months ended December 31, 2004.

Operating Income: As a result of the foregoing, operating income increased $0.6 million to $3.1 million for the three months ended December 31, 2004 as compared to $2.5 million for the three months ended December 31, 2003. As a percentage of revenues, operating income was 14.2% of revenues for the three months ended December 31, 2004, as compared to 15.0% of revenues for the three months ended December 31, 2003.

Other Income (Expense), net: Other income (expense), net totaled $(1.2) million, or (5.6%) of revenues for the three months ended December 31, 2004, as compared to $(1.9) million, or (11.5%) of revenues for the three months ended December 31, 2003. Interest on debt decreased $0.5 million or 35.7%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $0.7 million due to the conversion of the mandatorily redeemable preferred stock (Series B). In addition, due to the weaker dollar, the foreign currency exchange loss was $0.3 million for the three months ended December 31, 2004, as compared to $0.2 million gain for the three months ended December 31, 2003.

Income Before Provision for Income Taxes: As a result of the foregoing, the income before benefit for income taxes increased by $1.2 million from income of $0.6 million for the three months ended December 31, 2003 to income of $1.8 million for the three months ended December 31, 2004.

Provision for Income Taxes: Net taxable income for the three months ended December 31, 2004 resulted in a tax provision of $0.7 million, while net taxable income for the three months ended December 31, 2003 resulted in a tax provision of $0.5 million.

Net Income: As a result of the foregoing, net income increased by $1.0 million to $1.1 million, or $0.02 diluted income per share, for the three months ended December 31, 2004, from net income of $0.1 million, or $0.0 diluted income per share, for the three months ended December 31, 2003.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 (restated):

Net Revenues: Revenues decreased $4.5 million, or 7.5%, to $55.9 million for the nine months ended December 31, 2005, as compared to $60.4 million for the nine months ended December 31, 2004. Sales to international customers for the nine months ended December 31, 2005 decreased $4.7 million, or 18.3%, to $21.0 million due primarily to the near completion of a large, long-term percentage-of-completion contract in fiscal 2005. Sales to U.S. military customers for the nine months ended December 31, 2005 increased $0.4 million, or 1.3%, to $31.5 million. Sales to U.S. law enforcement customers for the nine months ended December 31, 2005 decreased $0.2 million, or 5.5%, to $3.4.

Cost of Revenues: Cost of revenues decreased $2.5 million, or 6.3%, to $37.2 million for the nine months ended December 31, 2005, as compared to $39.7 million for the nine months ended December 31, 2004. As a percentage of revenues, cost of revenues for the nine months ended December 31, 2005 increased slightly to 66.5%, as compared to 65.8% for the nine months ended December 31, 2004.

Gross Profit: As a result of the foregoing, gross profit decreased $2.0 million, to $18.7 million, or 33.5% of revenues for the nine months ended December 31, 2005, as compared to $20.7 million, or 34.2% of revenues, for the nine months ended December 31, 2004.

Total Operating Expenses: Total operating expenses increased $1.1 million, or 8.2%, to $14.5 million for the nine months ended December 31, 2005, as compared to $13.4 million for the nine months ended December 31, 2004. As a percentage of revenues, total operating expenses increased to 26.0% for the nine months ended December 31, 2005, as compared to 22.2% for the nine months ended December 31, 2004. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $10.7 million for the nine months ended December 31, 2004 to $11.0 million for the nine months ended December 31, 2005. In addition, as a percentage of revenues, SG&A increased from 17.7% at December 31, 2004 to 20.0% at December 31, 2005. The increase in SG&A as a percentage of revenues is attributed primarily to lower revenues for the nine months ended December 31, 2005. Research and development costs increased from $2.7 million for the nine months ended December 31, 2004 to $3.5 million for the nine months ended December 31, 2005 due to increases in developmental efforts in improving our standard product and new product development.

Operating Income: As a result of the foregoing, operating income decreased $3.1 million to $4.2 million for the nine months ended December 31, 2005, as compared to $7.3 million for the nine months ended December 31, 2004. As a percentage of revenues, operating income was 7.5% of revenues for the nine months ended December 31, 2005, as compared to 12.0% of revenues for the nine months ended December 31, 2004.

Other Income (Expense), net: Other income (expense), net totaled $(2.8) million, or (5.0%) of revenues, for the nine months ended December 31, 2005, as compared to $(6.2) million, or (10.2%) of revenues, for the nine months ended December 31, 2004. Interest on debt decreased $1.2 million, or 30.0%, due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $1.5 million due to the exchange of the mandatorily redeemable preferred stock (Series B) for our new Series C preferred stock. In addition, due to the stronger US dollar, there was no foreign currency exchange loss for the nine months ended December 31, 2005, as compared to a $0.7 million loss for the nine months ended December 31, 2004.

Income (loss) Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the income before provision (benefit) for income taxes increased by $0.3 million from income of $1.1 million for the nine months ended December 31, 2004 to income of $1.4 million for the nine months ended December 31, 2005.

Provision (Benefit) for Income Taxes: Net taxable income for the nine months ended December 31, 2005 resulted in a tax provision of $0.4 million, while net taxable income for the nine months ended December 31, 2004 resulted in a tax provision of $0.9 million. The tax provision for the nine months ended December 31, 2004 contains a provision for nondeductible dividends on our Series B preferred stock.

Net Income (Loss): As a result of the foregoing, net income increased by $0.7 million to net income of $0.9 million, or $0.01 diluted income per share, for the nine months ended December 31, 2005, from net income of $0.2 million, or $0.00 diluted income per share, for the nine months ended December 31, 2004.

Nine Months Ended December 31, 2004 (restated) Compared to Nine Months Ended December 31, 2003 (restated):

Net Revenues: Revenues increased $14.6 million, or 31.9%, to $60.4 million for the nine months ended December 31, 2004, as compared to $45.8 million for the nine months ended December 31, 2003. Sales to international customers for the nine months ended December 31, 2004 increased $5.9 million, or 31.1%, to $25.7 million. The international sales increase is due primarily to the activation of amendments with existing contracts. Sales to U.S. military customers for the nine months ended December 31, 2004 increased by $11.5 million, or 58.7%, to $31.1 million. The increase in U.S. military sales is due primarily to the incremental sales of weapons and system upgrades with existing customers and sales of I-FACT (Close Air Support Trainer) and VCCT (Virtual Combat Convoy Trainer). Sales to U.S. law enforcement customers for the nine months ended December 31, 2004 decreased $2.8 million, or 43.8%, to $3.6 million reflecting state and municipality budgeting shortfalls associated with diversion of funds to offset operational costs.

Cost of Revenues: Cost of revenues increased $9.1 million, or 29.7%, to $39.7 million for the nine months ended December 31, 2004, as compared to $30.6 million for the nine months ended December 31, 2003. As a percentage of revenues, cost of revenues for the nine months ended December 31, 2004 remained fairly constant at 65.8%, as compared to 67.0% for the nine months ended December 31, 2003.

Gross Profit: As a result of the foregoing, gross profit increased $5.6 million, or 37.1%, to $20.7 million, or 34.2% of revenues, for the nine months ended December 31, 2004, as compared to $15.1 million, or 33.0% of revenues, for the nine months ended December 31, 2003.

Total Operating Expenses: Total operating expenses increased $2.0 million, or 17.5%, to $13.4 million for the nine months ended December 31, 2004 as compared to $11.4 million for the nine months ended December 31, 2003. As a percentage of revenues, total operating expenses decreased to 22.2% for the nine months ended December 31, 2004 as compared to 25.0% for the nine months ended December 31, 2003. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $9.4 million for the nine months ended December 31, 2003 to $10.7 million for the nine months ended December 31, 2004. This increase in SG&A is due primarily to increased emphasis in sales and marketing, bid and proposal for new business, and expenses associated with the reengineering of our Enterprise Resource Planning system. Research and development costs increased $0.7 million, or 35.0%, to $2.7 million for the nine months ended December 31, 2004, as compared to $2.0 million for the nine months ended December 31, 2003. This increase is due primarily to increases in developmental efforts related to Bluefire weapons, enhancements to our I-FACT product, and single platform initiative.

Operating Income: As a result of the foregoing, operating income increased $3.6 million to $7.3 million for the nine months ended December 31, 2004, as compared to $3.7 million for the nine months ended December 31, 2003. As a percentage of revenues, operating income was 12.0% of revenues for the nine months ended December 31, 2004, as compared to 8.0% of revenues for the nine months ended December 31, 2003.

Other Income (Expense), net: Other income (expense), net totaled $(6.2) million, or (10.2%) of revenues for the nine months ended December 31, 2004 as compared to $(5.8) million, or (12.6%) of revenues for the nine months ended December 31, 2003. Interest on debt decreased $0.2 million due primarily to lower interest rates on the New Credit Agreement. Dividends on mandatorily redeemable preferred stock decreased $0.6 million due to conversion of the mandatorily redeemable preferred stock (Series B). In addition, due to the weaker dollar, the foreign currency exchange loss was $0.6 million for the nine months ended December 31, 2004, as compared to $0.2 million gain for the nine months ended December 31, 2003.

Income (Loss) Before Provision (Benefit) for Income Taxes: As a result of the foregoing, the income (loss) before provision (benefit) for income taxes decreased by $3.2 million from a loss of $2.1 million for the nine months ended December 31, 2003 to income of $1.1 million for the nine months ended December 31, 2004.

Provision (Benefit) for Income Taxes: Net taxable income for the nine months ended December 31, 2004 produced a tax provision of $0.9 million, while the net taxable loss for the nine months ended December 31, 2003 resulted in a tax provision of $39,000.

Net Loss: As a result of the foregoing, the net loss decreased by $2.3 million to net income of $0.2 million, or $0.00 diluted income per share for the nine months ended December 31, 2004, from a loss of $2.1 million, or $0.03 diluted loss per share for the nine months ended December 31, 2003.

ANALYSIS OF BACKLOG

As of December 31, 2005, the Company had a backlog of approximately $65.9 million compared with $52.1 million as of December 31, 2004. Our backlog as of December 31, 2005 consisted of $49.8 million from international customers, $15.5 million from U.S. military customers and $0.6 million from U.S. law enforcement customers. Management expects that approximately $15.6 million of backlog will be delivered during the remainder of fiscal 2006. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. However, these contracts generally provide for reimbursement of actual costs incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog is as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Backlog – beginning of period	$53,597	$46,607	$65,117	$58,411	$59,310	$64,346
New bookings	28,991	27,053	13,970	63,416	53,190	43,699
Revenue	(16,632)	(21,521)	(16,800)	(55,871)	(60,361)	(45,758)

Backlog – end of period	$65,956	$52,139	$62,287	$65,956	$52,139	$62,287

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had working capital of $27.2 million compared to a working capital of $27.6 million as of December 31, 2004. The net $0.4 million decrease in working capital is due primarily to a $2.7 million decrease in cash, a $4.1 million decrease in accounts receivable, and a $4.4 million decrease in unbilled receivables, offset by a $3.6 million increase in costs and estimated earnings in excess of billings on incomplete contracts, a $4.0 million decrease in accounts payable and various accrued liability accounts, and a $2.7 million decrease in billings in excess of cost and estimated earnings on incomplete contracts and deferred revenue.

We had a net decrease in cash and cash equivalents of $5.4 million for the nine months ended December 31, 2005, as compared to a net increase of cash and cash equivalents of $1.3 million for the nine months ended December 31, 2004. For the period ended December 31, 2005, the Company’s operating activities used cash of approximately $4.7 million compared to the providing of cash of $7.0 million for the nine months ended December 31, 2004. During the nine months ended December 31, 2004, cash flows from operations had a positive impact from significant cash receipts on accounts receivable, as well as significant cash receipts from advance billings.

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

CONCENTRATION OF CREDIT RISK

As of December 31, 2005, approximately $9.3 million in accounts receivable, or 74% of total net accounts receivable, was due from five of the Company’s customers.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Obligations

December 31, 2005

(amounts in thousands)

	Total	Less than 1 year	Within 1-3 years	Within 4-5 years	After 5 years
Long-term debt
Working capital – borrowings	$2,976	$—	$—	$2,976	$—
Long-term debt – Term A	10,952	2,552	5,928	2,472	—
Long-term debt – Term B	15,000	—	—	15,000	—
Accrued PIK	289	—	—	289	—
Other
Purchase orders	5,419	5,139	280	—	—
Operating lease obligations	2,225	980	1,154	91	—

Total	$36,861	$8,671	$7,362	$20,828	$—

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, the Company did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at December 31, 2005.

As of December 31, 2005, we had a total of approximately $29.2 million in variable rate debt at differing interest rates tied to the prime rate. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations or cash flow.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 1A. RISK FACTORS

Item 7 of Part II of our Form 10-K for the fiscal year ended March 31, 2005 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. The following sets forth material changes from the risk factors set forth in our most recent Form 10-K.

The following risk factors are updated:

Our business relies on maintaining key customer relationships and certain key contracts.

In fiscal 2003, the Company’s five largest customers accounted for approximately 73.3% of the Company’s revenues, with two customers accounting for more than 10% of revenues. In fiscal 2004, the Company’s five largest customers accounted for approximately 71.5% of the Company’s revenues, with three customers accounting for more than 10% of revenues. In fiscal 2005, the Company’s largest customers accounted for approximately 69.8% of the Company’s revenues, with three customers accounting for more than 10% of revenues. In fiscal 2006, for the nine months ended December 31, 2005, the Company’s largest customers accounted for approximately 74.1% of the Company’s revenues, with 3 customers accounting for more than 10% of revenues. Amounts for 2003 and 2004 have been restated to reflect the combination of all customers controlled by the U.S. government. Given the nature of our contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach our growth objectives, we will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of virtual simulated training solutions or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on our results of operations or financial condition.

Our business relies on obtaining key government contracts that are subject to regulatory requirements and availability of public funds.

Most of our customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 49.4% of our revenues for fiscal 2005 were attributable to sales to military authorities in the U.S., 5.5% were attributable to sales to law enforcement authorities in the U.S., and 45.1% were attributable to sales to military and law enforcement authorities internationally. For fiscal 2006, approximately 56.3% of our revenues for the nine months ended December 31, 2005 were attributable to sales to military authorities in the U.S, 6.0% were attributable to sales to law enforcement authorities in the U.S., and 37.7% were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. For example, we are subject to export licensing requirements with respect to the transfer of arms and technical data used by our foreign subsidiaries to modify simulated weapons for use in systems supplied to international customers. The key regulatory requirements for FATS are (1) the International Traffic in Arms Regulations (ITAR) whose oversight is performed by the Directorate of Defense Controls (DDTC) of the U.S. State Department and (2) the U.S. Government Firearms Control Act whose oversight is performed by the Bureau of Alcohol, Tobacco and Firearms.

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

A significant portion of our sales is made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 2005, 2004 and 2003, 45.1%, 51.6% and 48.8% of our revenues, respectively, were derived from sales to customers located outside the U.S. For the nine months ended December 31, 2005, 37.7% of our revenues were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, wars, civil unrest, acts of terrorism and other conflicts, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which we compete. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of our products by international customers or in foreign currency exchange losses. We do not currently hedge these foreign currency transactions. In certain cases, we have reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of our customers and/or by providing in our contracts for payment in U.S. dollars.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

Our accumulated deficit and stockholders’ deficit was approximately $157.6 million and $28.5 million, respectively, as of March 31, 2005 and $156.6 million and $27.7 million, respectively, as of December 31, 2005. Our New Credit Agreement includes a number of financial covenants requiring us to maintain certain leverage ratios as well as minimum EBITDA and fixed charge coverage ratios for stated periods. If we fail to meet these required financial covenants and are unsuccessful in obtaining a waiver from the lender, any default would permit the lender to increase the interest rates we pay under the loan facility. Moreover, the terms of our New Credit Agreement may limit our ability to, among other things:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Stockholders on October 25, 2005. The stockholders were asked to reelect Mary Ann Gilleece and Cameron Breitner to serve an additional term as Class III directors to serve on the Company’s Board of Directors until the 2008 Annual Meeting of Stockholders.

The following votes were cast for and against the election of these individuals as Class III directors: (i) Ms. Gilleece 64,505,583 for / 339,165 withheld; (ii) Mr. Breitner 64,718,683 for / 126,065 withheld. There were no Broker non-votes or abstentions.

The following persons also continue to serve as directors: Scott Perekslis and Ronald C. Whitaker, as Class I directors whose terms expire in 2006; and Ronavan Mohling and Darrell Oyer, as Class II directors whose terms expire in 2007.

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

DATED: February 14, 2006

FIREARMS TRAINING SYSTEMS, INC.

/s/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)