Form 10-K
period 2006-03-31
FIREARMS TRAINING SYSTEMS INC
filed 2006-06-28
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.000006 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large	Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

The aggregate market value of the 11,613,803 shares of common stock held by non-affiliates of the registrant computed by reference to the last sale price on the Over-The-Counter Bulletin Board as of September 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,381,527.

As of June 27, 2006, there were issued and outstanding 76,059,735 shares of common stock, par value $0.000006 per share.

Firearms Training Systems Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2006

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

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	diversion of funds that otherwise might be spent on our products in support of the war on terror,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles,

•	the fact that our U.S. and other government customers may generally terminate our contracts for convenience if termination is deemed by them to be in their best interests,

•	the fact that a significant portion of our revenues are derived from international sales, which are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates, and

•	the other risks identified in “Risk Factors.”

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

Item 1.    Business

Company Overview

Firearms Training Systems, Inc. (referred to in this Report as “FATS”, the “Company”, “we” or “our”) incorporated as a Delaware corporation in 1984. We believe FATS® continues to be a leader in terms of our products and the number of markets we serve, having developed over 300 variations of simulated weapons, manufactured and delivered over 60,000 simulated weapons, developed over 1,200 training scenarios, and delivered over 5,200 systems to more than 50 countries. Our virtual training solutions are designed to provide state-of-the-art training for military, law enforcement, and security personnel in:

•	direct and indirect fire,

•	tactical decision-making,

•	close air support,

•	judgmental use of lethal and non-lethal force,

•	marksmanship,

•	convoy training,

•	vehicle mounted gunnery utilizing motion platform systems,

•	crew gunnery, and

•	integrated solutions.

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

FATS’ software and hardware technologies have evolved along with advances in the computer industry. Recognizing that commercial technological capabilities are moving faster than any one company can replicate, the Company takes advantage of commercially available off-the-shelf components that allow reuse and upgrade capability as well as commonality and the ability to integrate with other simulation systems. This philosophy allows FATS to provide its customers with what we believe are the best technical and economical solutions for their training. FATS also works specifically with each customer so that each training solution provided is complete, integrated and functional, from the embedded technology and courseware to the unique language requirements of each customer. This results in a simulated firearm or weapons system that is integrated and compatible with each customer’s specific training programs, replicating precise weapon ballistic data, desired environmental effects, and realistic battle damage assessment.

FATS uses what we believe is a unique approach to sales and marketing utilizing subject matter experts (“SMEs”). SMEs are ex-military and/or law enforcement professional trainers and weapons specialists with expertise in developing weapons training systems requirements and customizing hardware, software, and weapon designs to meet specific customer training requirements. SMEs establish an interactive dialogue with decision-makers and system end-users who generally have comparable backgrounds and experiences, enabling the SMEs to more effectively communicate customer requirements to the Company’s design engineers. Through this interaction, the Company is better able to provide its customers with customized training scenarios that are realistic, using simulated weapons that maintain the fit, form, and function of live weapons. The average tenure of FATS’ team of SMEs is over nine years.

Our facility in Atlanta serves as the operational base for a wide array of products servicing markets throughout the world. Complementing our vertically integrated manufacturing operations in Atlanta are engineering resources located in Atlanta and Montreal, which are supported by sales and service operations in the United States, United Kingdom, Netherlands, Australia, Singapore, United Arab Emirates, and Canada. By

consolidating key functional groups in Atlanta such as Marketing and Sales, Customer Support, Business Development, Program Management, Contracts, Finance, and Supply Management, the Company can more readily execute a “one FATS” approach worldwide.

Many of FATS’ major military customers have formed an International Use Group (IUG) with a view of sharing development costs, training ideas, training scenarios and terrain databases. Members of the IUG include the United States Marine Corps, United Kingdom Ministry of Defense, Australian Defense Forces, Canadian Department of National Defense, New Zealand Army and Belgium Army. The IUG meets twice a year and FATS uses this forum to seek input for research and development.

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

We believe recent world events and the continuing war on terrorism have increased the dependence on, and the demand for, simulations training. Operational tempo, time, and increasing environmental issues are key drivers that make simulations training extremely attractive. Additionally, there are training events that are almost cost prohibitive if restricted to live solutions. An example is close air support where the cost of a live aircraft sortie with ordnance is in the tens of thousands of dollars. Simulation training solutions, such as the FATS Indirect Fire-Forward Air Control Trainer (I-FACT), provide robust and meaningful training, which is transferable to the live environment and provides substantial savings in both time and money.

Over the last decade, military and law enforcement organizations have increasingly embraced firearms and virtual simulation training as an important supplement to live fire training. We believe the following factors favor the use of simulated firearms training systems:

•	United States Military Acceptance: The United States Marine Corps, the United States Army, the United States Navy and the United States Air Force all utilize FATS systems as a prerequisite to live fire training. The Army, Air Force and Navy have conducted controlled tests which indicate that soldiers are able to transfer the techniques learned from training in the virtual simulation environment immediately to live fire events. As time, expense, and environmental challenges continue to impact training, the Company expects reliance by these military forces on simulation training to increase.

•	Judgmental Training: Homeland security assignments and the rising number of non-traditional law enforcement and military missions, such as joint-force peacekeeping, peacemaking actions, and urban warfare situations require a heightened level of judgment regarding the appropriate use of measured force. Training in simulation enables law enforcement and military organizations to test and hone judgment and demonstrate appropriate responses to simulated complex situations with the ability to provide after-action review.

FATS focuses on the application of affordable technology to individual and small unit training and judgmental/use of force requirements. During the last few years, rapid advancements in commercial computer technology have allowed FATS to develop low cost simulators that support contemporary combat training objectives. FATS’ simulators use highly interactive three-dimensional computer-generated imagery that allows simulated battles to take place in high-fidelity virtual environments with computer-generated semi-automated forces.

Products

FATS’ product offering represents a comprehensive set of training systems, weapons, and courseware. Technology advancements have enabled FATS to build on the basic fundamentals of marksmanship training. FATS’ technology, experience, and expertise enable military leaders to progress from basic weapons skills to directing entire units in virtual battle scenarios while a forward observer calls for and adjusts artillery, naval, mortar fire, and close-air support. The combination of the ability to conduct tactical planning on digitized terrain databases that represent real world mission locations, and the technically advanced features embedded in FATS’ training systems, result in the opportunity for military organizations to conduct meaningful simulation training that leads to advanced readiness.

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

The following table illustrates the progression of the Company’s training platforms from its FATS I system developed in 1984 to the current digital system:

Evolution of FATS® Training Platforms

Platform	Year of Introduction	Features/Improvements
FATS I	1985	Control Program for Microcomputers based, stand-alone weapons, judgmental laser disc video.

FATS II	1988	Versa Module Eurocard based, system controlled weapons, video branching.

FATS III	1992	Weapons trace function, lanes marksmanship, dry fire weapons, primer fire weapons, judgmental laser disc video, 2D full screen graphics, high resolution hit detection.

FATS IV	1998	PC based digital video, three-dimensional sound and graphics, indirect fire trainer, higher hit detection accuracy, open architecture.

Digital	Periodic Enhancements	HDTV video, through-sight display, higher firing rate, scalable system architecture.

The following sections detail the Company’s product offering, which is divided into four major groups: simulators, weaponry, training software, and related products. The product offering detail is followed by a discussion of additional products and service opportunities we are pursuing.

Simulators

The Company’s simulators represent the core of FATS’ product set. Simulators are integrated training devices that combine commercial off-the-shelf components and the latest technologies available such as a Windows XP® operating system, 3D graphics, digital video encoding and decoding technologies, and LCD projectors. FATS’ proprietary technologies such as the hit detection system, software and training courses create a versatile training solution. A significant component is the embedded “after-action-review” capability allowing a thorough examination of key actions/tasks of each trainee.

The following list identifies the system capabilities and training available in a FATS platform:

•	Direct Fire/Crew Gunnery- enables customers to hone skills ranging from individual marksmanship to collective training incorporating weapons ranging from pistols to anti-tank missiles. Focus is on individual, team, and leadership training for basic through advanced marksmanship, as well as tactical/combined arms. FATS also provides light armor vehicle and gunnery crew training systems.

•	Indirect Fire/Combined Arms- designed to train call-for-fire procedures for artillery, mortars, naval gunfire, close air support, and attack helicopter. This training may be accomplished independent of, or concurrently with, a virtual combined arms training event incorporating direct fire engagements against simulated forces. In addition, indirect fire and combined arms simulations provide capabilities for command post and fire direction center personnel to become full participants in an indirect fire scenario.

•	Live Fire- enables an organization to employ its own service weapons in a wide variety of scenarios offering a complete spectrum of potential force responses. The system displays the impact point of live rounds on a specially designed, self-healing screen, and is capable of branching to different outcomes depending upon the student’s actions, reactions, and effectiveness.

•	Judgmental/Law Enforcement- provides training for the individual patrolman, team and/or section, and SWAT teams through the entire law enforcement continuum. Weapons include small arms, semi-automatic weapons, shotguns, and less than lethal alternatives such as chemical spray, the simulated TASER® stun gun, and batons. Law enforcement training courses span the spectrum of conflicts that an officer may encounter, from basic marksmanship to hostage negotiations and rescue and domestic disturbances, in each case requiring judgment and measured response. Systems include complete diagnostics and data feedback.

Weaponry

FATS produces sophisticated and realistic simulated training weapons. We are able to provide realistic weaponry by retrofitting real, live fire weapons with simulation technology to deliver the true form, fit, and function of a live fire weapon. FATS offers a broad set of weapons, from small to supporting arms.

FATS’ simulated weapons offer a number of training advantages. Our weapons provide diagnostic information not available with live fire weapons such as trigger squeeze, barrel movement, weapon cant and butt pressure, supplying instructors with a comprehensive set of performance data. In addition, since FATS’ simulated weapons do not fire live rounds, they experience far less stress than live fire weapons and therefore have a life cycle that is significantly longer than weapons used for live fire training. For example, we believe an actual M-16 has a field life of approximately 5,000 rounds before rebuild is necessary, while the FATS simulated M-16 is designed to fire a minimum of 50,000 rounds before requiring service.

FATS’ weapons designers are able to replace firing elements from live weapons with pneumatics, electronics, lasers, and sensors without altering a weapon’s mechanical functions such as safety switch and loading, center of gravity, balance or weight.

Our weapons are available with various levels of sensor diagnostics and can be custom-designed and manufactured for each customer’s specific installation. During fiscal 2005, the Company began delivery of un-tethered, wireless weapons using Bluetooth radio frequency technology. FATS’ BLUEFIRE® weapons and devices provide the end user with all of the diagnostics and capabilities present in FATS’ tethered weapons, but without the hard wire connection to the system.

Our weapons arsenal currently includes: simulated revolvers; semi-automatic pistols; shotguns; bolt-action, semi-automatic and automatic rifles; submachine and machine guns; anti-tank/anti-personnel rocket launchers; single-shot and automatic grenade launchers; automatic cannons; and mortars.

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

Related Products and Services

FATS offers additional products that enhance its basic platform capability including: a video authoring station, enabling customers to develop, edit, modify, and/or customize their own training video scenarios; and a hostile fire simulator that propels simulated ammunition in the direction of a trainee and designed to reinforce proper cover techniques. We also offer selected military and law enforcement equipment such as: a remote trigger device; lookback device; flashlight; night vision filters for customer-owned devices; simulated binoculars for use during indirect fire training; simulated laser range finders used during forward air controller training; and a MILES™ shoot-back device that trains military personnel to react to hostile fire simulated by an electronic laser.

FATS is currently conducting turnkey training services for the Australian Defense Force, UAE Land Forces, and Singapore Police Coast Guard. Management continues to explore opportunities to provide turnkey training services to military and law enforcement organizations worldwide. We believe expanding the Company’s turnkey training services will provide a recurring revenue stream for FATS.

In addition, management continues to explore opportunities to deliver operator refresher training and advanced system operator training. FATS continues to deliver five-day operator and instructor courses, both in-house and at customer locations.

Target Markets

FATS targets two markets globally: military and law enforcement/security. The Company has sold FATS systems to customers in more than 50 countries across six continents. The following table sets forth dollar amounts (in thousands) and percentages of sales for the Company’s international and domestic markets on a historic basis:

	Year Ended March 31, 2004		Year Ended March 31, 2005		Year Ended March 31, 2006
International	$37,753	51.6%	$39,829	45.1%	$30,923	39.3%
Domestic Military	27,385	37.5	43,659	49.4	43,171	55.0
Domestic Law Enforcement	7,951	10.9	4,878	5.5	4,476	5.7

Total	$73,089	100.0%	$88,366	100.0%	$78,570	100.0%

Domestic Military and International

While training requirements vary among countries, the structural basis most often used is one similar to U.S. military doctrine and procedure. Major differences typically involve the weaponry used and marksmanship training standards. FATS has secured exclusive agreements with strategic sales agents to provide a local presence in those markets in which such a presence is essential to the Company’s success. These agents assist in defining customer requirements and providing clarification to product deliveries and solicitations.

FATS expects major growth potential in the Asia Pacific region and in Eastern Europe, and we are aggressively cultivating opportunities in both regions.

We believe that the U.S. military, which sets the standards for training in a simulations environment, continues to provide FATS with long-term opportunities. U.S. military customers recognize simulation training as a viable teaching method and means of preparation for live fire training. Simulation training provides inherent advantages in terms of cost, flexibility, diagnostics, safety, and diminished environmental impact which are recognized attributes by military organizations both in the United States and abroad.

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

Federal agencies within the domestic law enforcement segment use procurement processes that generally follow the centralized structures of domestic military organizations. The other three sub-segments of the domestic law enforcement market (state and local law enforcement, colleges and universities, and correctional facilities) represent a diverse collection of independent organizations, each using discrete procurement systems and presenting unique training demands.

Homeland Security

Homeland security is still viewed by FATS to be a near-term growth opportunity. As the organizational structure of this department continues to solidify, we recognize training requirements beginning to emerge. We believe FATS is positioned to capitalize on this market opportunity.

Sales and Marketing

FATS’ longstanding history in simulation training is a primary key to our success to date within the global marketplace. Our field sales representatives, the FATS engineering staff, a core staff of SMEs, customer support technicians, marketing operations and program management personnel work as a team to respond to customer requirements, design the best approach and deliver what we believe is the best virtual training solution available for the customer. This team is charged with maintaining a continuous customer dialogue to uncover potential sales leads and to ensure customer satisfaction. FATS’ field sales representatives visit potential customer locations to maintain close, on-the-ground contact with end-users and decision-makers.

Management believes that the Company’s sales agents’ experience in the simulation industry, their weapons and product expertise and longstanding relationships with key military and law enforcement decision-makers in their respective territories will enable FATS to maintain and expand its market position.

Customers

Our customer base represents a global footprint of significant proportion. With over 5,200 fielded platforms and over 60,000 simulated weapons, FATS customers are found throughout the world. The following table provides a partial presentation of FATS’ customers:

U.S. Law Enforcement	U.S. Military	International
Federal Bureau of Investigation	United States Marine Corps	Canadian Department of National Defense

Dominion Virginia Power	United States Air Force	Australian Defense Forces

Drug Enforcement Agency	Air National Guard	United Kingdom Ministry of Defense

South Carolina Department of Corrections	Army National Guard	Singapore Army and Police Coast Guard

Omaha Police Department	United States Army	Belgium Army

Missouri Bureau of Corrections	United States Navy	Norwegian Police

AT Systems, Inc.		Italian Army Ministry of Defense

Federal Protective Services—GSA		United Arab Emirates Forces

San Francisco Police Department		Greek Police

United States Border Patrol		SAAB/Bofors

United States Department of Justice		Bahrain Defense Force

Amtrak System Support Services		Republic of Yemen

New Zealand Army

Brazilian Army Commission

Research and Development

Our research and development expenditures totaled approximately $7.2 million, $8.2 million and $9.3 million in fiscal 2004, 2005 and 2006, respectively. Of these amounts, approximately $4.3 million, $4.2 million and $4.8 million was funded as engineering under customer specific contracts, resulting in net research and development expenses to FATS of $2.9 million, $4.0 million and $4.5 million in fiscal 2005 and 2006, respectively.

We believe FATS has a proven track record of developing new technologies to create more realistic and effective simulated training environments. In addition, FATS makes a substantial investment in the continuous improvement of its existing systems and products which drive upgrades. Weapons expertise and customer understanding provided by SMEs are key components in the Company’s research and development efforts. Our SMEs work with engineers to develop technology applications based on specific customer desires and needs.

In order to maintain our market position, FATS is currently engaging in research and development in the following areas:

•	Improving visual quality for both 3D graphic and digital video.

•	Developing simulation software that supports more realistic training scenarios.

•	Expanding FATS’ technology to support the new training needs for operations in urban terrain.

•	Enhancing radio frequency wireless weapons utilizing Bluetooth technology.

The Company’s research and development efforts are divided into four separate disciplines: mechanical, electrical, training, and audio-visual.

•	Mechanical Research and Development: Mechanical research and development consists of the design and development of specialized assemblies and simulated weaponry. By combining mechanical engineering with specialized sensing mechanisms and weapons technology, FATS is able to produce a customized simulated weapon.

•	Electrical Research and Development: Electrical research and development combines hardware and software engineering with electro-optical technologies to produce the system platform and application programs. FATS’ electrical research and development capabilities include real-time system software and hardware design and development, system integration, laser optics, ballistic modeling and calculation, interactive digital video, interactive 3D computer graphics, networking of simulation systems using high-level architecture, 3D target and terrain modeling, and motion simulation.

•	Training Research and Development: Training research and development focuses on the interpretation and translation of customer training requirements into quantifiable objectives and the development of simulation programs to meet those objectives. Experienced weapon training and shooting specialists with extensive military or law enforcement related experience comprises FATS’ professional training department.

•	Audio-Visual Research and Development: Audio-visual research and development focuses on the production of specialized audio-visual programs and a range of media support activities, from full production of training programs to customer assistance in user-produced programs that create realistic scenarios.

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

Systems Manufacturing

Systems manufacturing, which is the assembly of FATS hardware and software components into a single platform, is performed at our Atlanta facility. A select few suppliers or systems integrators support this process. The receipt of sub-assemblies and components is accomplished through a just-in-time delivery process. We have communicated defined quality requirements to our suppliers and our suppliers go through a comprehensive quality control inspection process before the components leave their facilities.

Due to our internal efficiencies and external capabilities, we believe FATS’ production capacity is adequate to support future growth.

Weapons Manufacturing

The production of FATS’ weapon simulators is also performed in our Atlanta facility. The process of “de-milling” live weapons into a simulated training product is accomplished through a combination of various sub-assemblies complemented by the machining of critical parts. The manufacturing process of the FATS simulator is considered a “core competency” thus requiring a focused vertically integrated effort. Employees assigned to these work cells are highly trained and considered to be experts not only in the field of weaponry but also mechanical assembly processes.

Operational Improvements

The standard operating procedure for manufacturing FATS products is the utilization of “lean manufacturing” techniques. By implementing state of the art processes, FATS has moved from traditional “batch” production (where inventory is manufactured in anticipation of an order) to a more efficient “pull” process (where inventory is manufactured only as an order is taken). Work cells have been established in both systems set-up and the weapons assembly areas. We believe the use of common tools and processes combined with a cross trained workforce has not only increased efficiencies, but elevated our quality standards. Our commitment to continually improving our processes has enhanced the effectiveness of our manufacturing group resulting in reduced time to market deliveries. On average, product cycle times have been reduced from 30 to 50 percent from mid-2002 to the present.

Quality control involves a built-in-process monitored by key performance metrics and a cross-functional internal quality committee. Performance results are visible on a real time basis making corrective action a part of daily routines. This “closed loop” system of documenting problems which lead to engineering change notices and corrective action plans, serves to reinforce continuous improvement.

Numerous adjustments have also been made in supply chain management with improvements in both supplier on time delivery and received quality. These improvements have resulted in several strategic supply agreements, which also address ongoing cost improvement through collaborative FATS and supplier value engineering. The Company continues to evaluate in-house competencies or core processes for additional areas in which it can improve operating efficiencies.

Customer Support

FATS is committed to providing outstanding customer support. We deliver global after-sales customer service via strategically located Customer Support Departments that are centrally controlled from our corporate headquarters in Atlanta. Customer Service Technicians/Engineers are located in:

•	Atlanta for customers in the USA and Latin America.

•	Montreal for Canadian customers.

•	Lincolnshire, UK, Waardenburg, The Netherlands and Abu Dhabi, UAE for customers in Europe, the Middle East and Africa.

•	Albury, Australia and Singapore for customers in the Asia/Pacific region.

In addition to technical support, all FATS Customer Support Departments offer accessories, parts, system upgrades/enhancements and training. Also, the majority of our Customer Support Departments serve as “depots” storing government owned spare equipment and components. Depot customers include the U.S. Marine Corps, the U.S. Navy, the U.S. Air National Guard, the Canadian Department of National Defense, the Australian Defense Force and the British Ministry of Defense. Depot support includes shipping spare equipment and components to customers within 24 hours of notification of a weapon or system failure. Our Customer Support Departments offer website, hotline and after hours support, and are committed to rapid turnaround times when customers’ equipment is received for repair. All repairs conducted by FATS technicians and engineers undergo a final quality test prior to being shipped back to the customer.

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

Backlog

As of March 31, 2006, the Company had a backlog of approximately $62.8 million compared with $58.4 million as of March 31, 2005. Our backlog as of March 31, 2006 consisted of $42.7 million from international customers, $19.6 million from U.S. military customers and $0.5 million from U.S. law enforcement customers. Management expects that approximately $15.5 million of backlog will be delivered in fiscal 2007. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. However, these contracts generally provide for reimbursement of actual costs incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog for the years ended March 31, 2005 and 2006 is as follows (in thousands):

	Year Ended March 31,
	2005	2005	2006
Backlog - beginning of year	$64,346	$59,310	$58,411
New bookings	68,053	87,467	82,930
Revenue	(73,089)	(88,366)	(78,570)

Backlog - end of year	$59,310	$58,411	$62,771

Competition

The recent increase in sales and acceptance of small arms simulation products has brought about an increase in competition from both domestic and international companies. FATS faces a number of major competitors including Thales Elektronik Systeme GMBH, Cubic Simulation Systems, Inc., Advanced Interactive Systems, Inc. and I.E.S., Incorporated. We believe that none of these competitors offer the entire scope of training capability as does FATS. However, our competitors each possess marksmanship and judgmental training capability and have been very aggressive in the marketplace. FATS does not take the competition lightly and continues to enhance its existing product portfolio that allows the Company to be marketed as a leading provider of virtual training solutions.

The growing awareness of simulation budgets, combined with the competitive nature of the marketplace, have contributed to the formation of teaming arrangements by competitors that present potential competitive challenges. Many of the Company’s current and potential competitors have significantly greater financial, technical and marketing resources than FATS.

Employees

As of March 31, 2006, the Company and its subsidiaries employed 395 employees, of which 294 were employed at our corporate headquarters in Atlanta. Unions represent none of the Company’s employees. We consider relations with our employees to be satisfactory with employee turnover well below industry averages.

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

Item 1A.    Risk Factors

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

In fiscal 2004, the Company’s largest customers accounted for approximately 71.5% of the Company’s revenues, with three customers accounting for more than 10% of revenues. In fiscal 2005, the Company’s largest customers accounted for approximately 69.8% of the Company’s revenues, with three customers accounting for more than 10% of revenues. In fiscal 2006, the Company’s largest customers accounted for approximately 75.1% of the Company’s revenues, with 2 customers accounting for more than 10% of revenues. Given the nature of our contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach our growth objectives, we will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of virtual simulated training solutions or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on our results of operations or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

Our business relies on obtaining key government contracts that are subject to regulatory requirements and availability of public funds.

Most of our customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 55.0% of our revenues for fiscal 2006 were attributable to sales to military authorities in the U.S., 5.7% were attributable to sales to law enforcement authorities in the U.S. and 39.3% were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. For example, we are subject to export licensing requirements with respect to the transfer of arms and technical data used by our foreign subsidiaries to modify simulated weapons for use in systems supplied to international customers. The key regulatory requirements for FATS are (1) the International Traffic in Arms Regulations (ITAR) whose oversight is performed by the Directorate of Defense Controls (DDTC) of the U.S. State Department and (2) the U.S. Government Firearms Control Act whose oversight is performed by the Bureau of Alcohol, Tobacco and Firearms.

The ITAR regulates exports of U.S. military equipment and technical data to our subsidiaries and foreign customers. The DDTC may revoke, suspend or amend our licenses without notice. The Bureau of Alcohol, Tobacco and Firearms (ATF) authorizes FATS to be a dealer in regulated firearms and other destructive materials. The ATF, like the DDTC, may revoke licenses or deny their renewal for failure to follow prescribed regulations or as a result of the commission of criminal offenses. All of our subsidiaries also have similar licenses in their jurisdictions of incorporation.

Any revocation of or refusal to renew our licenses would have a material adverse effect on the conduct of our operations and financial condition since we must posses such licenses and comply with governmental regulations in order to manufacture and market our products. In addition, public sector customer contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government contracts and those of many international government customers may generally be terminated for convenience for a variety of factors when it is in the best interest of the government. There can be no assurance that these factors or others unique to government contracts will not have a material adverse effect on our future results of operations and financial condition. See Business – Government Contracts and Regulation and – Customers.

Our business relies on maintaining and growing sales to international customers.

A significant portion of our sales is made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 2006, 2005 and 2004, 39.3%, 45.1%, and 51.6% of our revenues, respectively, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, wars, civil unrest, acts of terrorism and other conflicts, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which we compete. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of our products by international customers or in foreign currency exchange losses. We do currently hedge on some, but not all, of these foreign currency transactions. In certain cases, we have reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of our customers and/or by providing in our contracts for payment in U.S. dollars.

Our success is dependent upon the Company’s ability to incorporate rapid technological change.

Our R&D personnel use certain established market-leading technologies to develop simulation systems and related products. Our continued success will depend on our ability to incorporate in FATS’ products changing technologies in such fields as electronics, mechanical engineering, training development and audio-visual and to develop and introduce new technology that meets the increasingly sophisticated training needs of our customers. Although we continuously pursue product R&D efforts, there can be no assurance that we will be successful in adapting to these developments in a timely fashion. Any failure to so adapt could have a material adverse effect on our results of operations and financial condition. See Business – Research and Development.

Our market is continuing to develop and there is no assurance that our products will continue to obtain acceptance.

The market for interactive small and supporting arms training simulators is developing, and we believe that the Company’s continued and future success will depend upon, among other factors, the extent to which domestic and foreign military services and law enforcement departments continue to adopt simulation in their training regimens. There can be no assurance that the use of simulation training systems will become widespread or continue to grow or that our products will maintain their current share of the market. See Business – Industry Overview.

We are likely to face continued competition for our products.

The relatively undeveloped nature of the market in which we compete may attract new entrants, as they perceive opportunities in this market. While management believes that the Company is currently the most effective competitor in its market, existing and new competitors may have significantly greater financial, technical and marketing resources than the Company, may foresee the course of market developments more accurately than the Company and may develop products or may adapt more quickly than the Company to new technologies or evolving customer requirements. With respect to potential competitors, we believe that as the firearms simulation market continues to develop, a number of large domestic defense contractors have the capacity to become significant competitors due to their expertise with complex simulation systems and their relationships with the Department of Defense and the U.S. Congress. There can be no assurance that we will be able to maintain our current market position, and failure to compete successfully with existing and new competitors could have a material adverse effect on our results of operations and financial condition. See Business – Competition.

Our quarterly results are subject to significant variations.

Our revenues and results of operations historically have varied substantially from quarter to quarter and we expect these variations to continue. Among the factors causing these variations have been the number, timing and scope of the Company’s contracts and purchase orders, concentration of shipments under large orders and the uneven timing of the receipt by the Company of necessary authorizations from government customers. We recognize revenues primarily upon shipment of our products to FATS customers, while a high percentage of our operating expenses, including personnel, rent and debt service, are relatively fixed in advance of any particular quarter. As a result, the concentration of several order deliveries in a particular quarter, unanticipated variations in the number and timing of shipments or customer delays in proceeding to succeeding stages of a contract could have a material adverse effect on our quarterly results of operations and financial condition. As a result of the foregoing factors, our operating results for a future quarter may be below the expectations of public market analysts and investors. In such event, the price of our common stock will likely be adversely affected.

Our financial condition and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

Our accumulated deficit and stockholders’ deficit was approximately $154.4 million and $25.7 million, respectively, as of March 31, 2006. Moreover, the terms of our New Credit Agreement may limit our ability to, among other things:

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

We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents to market our services, to act as intermediaries with customers and financial institutions and to provide other services on our behalf, such as training, minor maintenance, resolving customs issues, and collections. There can be no assurance that we will continue to be successful in maintaining our relationships with our agents in various foreign countries, or that we will find qualified replacements for agents who may terminate their relationships with us. Because our agents may occasionally have the primary relationship with certain of our customers, we could lose some customers if a particular agent were to terminate his or her relationship with us. The loss of or failure to obtain qualified agents in a particular country or region could result in the temporary or permanent cessation of our sales and/or the failure to develop our business in that country or region.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

FATS’ Atlanta facility, located in Suwanee, Georgia, houses most of our manufacturing operations, as well as our corporate headquarters. The Suwanee facility occupies a 98,100 square-foot building that resides on eight acres. In addition, our United Kingdom subsidiary facility has the ability to produce a broad range of FATS® simulated weapons, giving FATS the ability to shift production based on capacity constraints in Suwanee. Management believes that the Company has adequate manufacturing capacity to support projected growth, and that capacity can be increased with minimal capital expenditures. The Company’s subsidiaries located in the United Kingdom, the Netherlands, Australia, and Canada support sales, service, and training activities for FATS products.

The following table provides additional information regarding our facilities:

Facility	Location	Owned or Leased	Square Footage	Lease Expiration	Month of Expiration
FATS, Inc.	Suwanee, Georgia	Leased	98,100	2008	May
FATS, Inc.	Alpharetta, Georgia	Leased	11,350	2007	November
Firearms Training Systems Limited	Lincolnshire, UK	Leased	12,000	2009	June
Firearms Training Systems Netherlands, B.V.	Waardenburg, Netherlands	Leased	4,800	2006	August
FATS Canada, Inc.	Montreal, Canada	Leased	25,129	2007	February
Firearms Training Systems Australia Pty Ltd.	Lavington, Australia	Leased	10,000	2010	January

The Company has a lease at its Netherlands based subsidiary, Firearms Training Systems Netherlands, B.V., which expires in August 2006. The lease automatically renews each year until 2008 at the Company’s option and the Company intends to renew the lease with the same terms and conditions as in the expiring lease. There are no leasehold improvements at this location.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Firearms Training Systems, Inc. is traded on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol “FATS”. As of June 27, 2006, there were 201 holders of record of the Company’s Common Stock.

Market Information

The table below shows the high and low closing bid information of the Common Stock during the period from April 1, 2004 through the year ended March 31, 2006 as reported by the OTC:BB for the period indicated. OTC market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

Quarterly Stock Price Range

	High	Low
Fiscal 2005
First Quarter	1.14	0.52
Second Quarter	0.99	0.63
Third Quarter	2.51	0.69
Fourth Quarter	1.92	1.30
Fiscal 2006
First Quarter	1.83	1.35
Second Quarter	1.35	0.80
Third Quarter	1.28	0.81
Fourth Quarter	1.29	0.93

Dividends

We did not pay cash dividends on the Common Stock during the two most recently completed fiscal years. FATS currently intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any dividends on the Common Stock in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition, level of indebtedness and other factors deemed relevant by the Board of Directors. In addition, the Company’s New Credit Agreement prohibits the payment of any dividends on our Common Stock. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Issuer Purchases of Equity Securities

The Company did not make any repurchases of its equity securities during the fourth quarter of 2006.

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

	Year Ended March 31
	2002	2003	2004	2005	2006
Statement of Operations Data:
Revenue	$59,057	$66,405	$73,089	$88,366	$78,570
Gross margin	17,450	21,449	28,343	30,926	28,465
Gross margin %	29.5%	32.3%	38.8%	35.0%	36.2%
Operating expenses	17,895	14,696	16,464	18,697	19,654

Operating income (loss)	(445)	6,753	11,879	12,229	8,811
Interest (income) expense	(220)	114	8,044	6,458	3,806
Other (income) expense	61	(95)	(125)	738	(60)

Income (loss) before provision (benefit) for income taxes	(286)	6,734	3,960	5,033	5,065
Provision (benefit) for income taxes	(4,892)	(792)	(1,871)	2,434	1,867

Net income before preferred stock adjustments	4,606	7,526	5,831	2,599	3,198
Preferred stock adjustments	270	298	—	—	—

Net income attributable to common stockholders	$4,336	$7,228	$5,831	$2,599	$3,198

Earnings per common share
Basic	$0.06	$0.10	$0.08	$0.04	$0.04

Diluted	$0.06	$0.10	$0.08	$0.03	$0.04

Balance Sheet Data:
Working capital	$20,957	$24,048	$29,415	$24,210	$30,787
Total assets	36,351	43,198	52,470	54,085	53,729
Long-term debt	42,977	39,858	41,068	29,053	31,385
Mandatorily redeemable preferred stock	27,319	27,617	30,485	—	—
Preferred Stock	—	—	—	32,028	32,028
Stockholders’ deficit	49,802	42,272	35,681	28,504	25,702

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make judgments regarding estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our judgments and related estimates regarding the following accounting policies are critical in the preparation of our consolidated financial statements. See Note 2 to our Consolidated Financial Statements contained elsewhere in this Report for a discussion of our accounting policies with respect to these and other items.

Revenue Recognition

A significant amount of the Company’s revenue is derived from the sale of small and supporting arms training simulators and accessories. Revenue from sales to commercial customers and governmental agencies is recognized upon shipment when title passes; as all material commitments have been fulfilled, the sales price is fixed and determinable and collectibility is reasonably assured. Some contracts contain acceptance clauses giving customers a right to test products. In these instances, revenue is not recognized until the customer accepts the products or the acceptance clause lapses. A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-deliverable arrangements, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, based on the relative fair values of the deliverables specified in the contract. These contracts require little or no modifications to the existing proprietary platform, specify pricing terms by product, and billings generally correspond to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

Other governmental contracts require significant customization of the Company’s existing proprietary platform or require the development of new systems to meet required customer specifications. These contracts are accounted for under the percentage of completion method in accordance with SOP 81-1, Accounting for Performance of Construction – Type and Certain Production – Type Contracts, measured by the percentage of cost incurred to date to the total costs for each contract. Contract costs include all direct material, direct labor and other costs directly related to the contract. Selling, general, and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Although we sell our products and services to a large number of military and law enforcement agencies both in the U.S. and abroad, the top five customers accounted for approximately 71.5%, 69.8%, and 75.1% of the Company’s revenues in fiscal 2004, 2005 and 2006, respectively. A significant increase or decrease in demand by a major customer can have a substantial effect on our revenues, results of operations, and cash flow. Revenue from any one customer can vary materially from period to period. In addition, a significant decrease in the overall level or allocation of defense spending in the U.S. or other countries could have a material adverse effect on our future results of operations, financial condition, and cash flow. We expect that sales to the U.S. military will continue to comprise a significant portion of the Company’s revenues due to renewed commitments of the U.S. government to protect and safeguard its domestic and international interests. Significant portions of our revenue are derived from customers located outside the U.S., primarily in Canada, Europe and Asia. During fiscal 2004, 2005 and 2006, approximately 51.6%, 45.1%, and 39.3% respectively, of our revenues were derived from sales to international customers. We expect that sales to international customers will continue to account for a significant percentage of future revenues, as the worldwide acceptance of simulation-based training systems continues to grow. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. FATS, from time to time, experiences significant delays in receipt of payment for the delivery of products from certain international customers. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect these sales to international customers. Certain of our international sales are denominated in foreign currencies. We do currently hedge some, but not all, of these foreign currency transactions; however, the impact has not been material to the business.

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

Results of Operations

The following table sets forth the operations of FATS as a percentage of gross revenues for the periods indicated:

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2004	2005	2006
Revenue	100.00%	100.00%	100.00%
Cost of revenue	61.22	65.00	63.77

Gross margin	38.78	35.00	36.23

Operating expenses
Selling, general and administrative	18.56	16.65	19.29
Research and development	3.97	4.51	5.73

Total operating expenses	22.53	21.16	25.02

Operating income	16.25	13.84	11.21

Other income (expense), net
Interest expense on debt	(7.08)	(5.56)	(4.84)
Dividends on mandatorily redeemable preferred stock	(3.92)	(1.75)	—
Other, net	0.17	(0.84)	0.08

Total other income (expense)	(10.83)	(8.15)	(4.76)

Income before provision (benefit) for income taxes	5.42	5.69	6.45
Provision (benefit) for income taxes	(2.56)	2.75	2.38

Net income attributable to common shareholders	7.98%	2.94%	4.07%

Fiscal Year Ended March 31, 2006 Compared to the Fiscal Year Ended March 31, 2005

Net Revenue.    Revenue decreased $9.8 million, or 11.1%, to $78.6 million for the twelve months ended March 31, 2006, as compared to $88.4 million for the twelve months ended March 31, 2005. Sales to U.S. military customers for the twelve months ended March 31, 2006 decreased $0.5 million from $43.7 million to $43.2 million primarily due to timing of orders and delay of 2006 defense budget. Sales to U.S. law enforcement customers for the twelve months ended March 31, 2006 decreased $0.4 million from $4.9 million to $4.5 million reflecting state and municipality budgeting shortfalls associated with the diversion of funds to offset operational costs. Sales to international customers for the twelve months ended March 31, 2006 decreased $8.9 million from $39.8 million to $30.9 million primarily due to the near completion of a large, long-term percentage of completion contract in fiscal 2005.

Cost of Revenue.    Cost of revenue decreased to $50.1 million, or 63.8% of revenue for fiscal 2006, as compared to $57.4 million, or 65.0% of revenue for fiscal 2005. The decrease in cost of revenue as a percentage of revenue is attributable primarily to attaining significant cost reductions through more effective supply chain management and continual improvements in the manufacturing process.

Gross Margin.    As a result of the foregoing, the gross margin decreased $2.4 million, or 7.8%, to $28.5 million, or 36.2% of revenue for fiscal 2006, as compared to $30.9 million, or 35.0% of revenue for fiscal 2005.

Total Operating Expenses.    Total operating expenses increased $1.0 million, or 4.8%, to $19.7 million for fiscal 2006, as compared to $18.7 million for fiscal 2005. As a percentage of revenue, total operating expenses increased to 25.0% for the twelve months ended March 31, 2006, as compared to 21.2% for the twelve months ended March 31, 2005. Selling, general and administrative (SG&A) expenses, which includes depreciation and amortization, increased to $15.2 million, or 19.3% of revenue for fiscal 2006, from $14.7 million, or 16.7% of revenue for fiscal 2005. This increase in SG&A is due primarily to the increase in activity and infrastructure in the bid and proposal function. Research and development expenses increased to $4.5 million for fiscal 2006, as compared to $3.9 million for fiscal 2005, due primarily to increases in developmental efforts in new products and improving our standard product.

Operating Income.    As a result of the foregoing, operating income decreased $3.4 million to $8.8 million, or 11.2% of revenue for the twelve months ended March 31, 2006, as compared to $12.2 million, or 13.8% of revenue for the twelve months ended March 31, 2005.

Other Income (Expense), Net.    Net interest expense on debt totaled $3.8 million, or 4.8% of revenue for the twelve months ended March 31, 2006, as compared to $4.9 million, or 5.6% of revenue for the twelve months ended March 31, 2005. The decrease in interest expense is due primarily to lower interest rates under the New Credit Agreement. Preferred dividends decreased $1.5 million due to the conversion of our Series B mandatorily redeemable preferred stock into a new Series C preferred stock, which currently does not pay dividends. In addition, due to the stronger dollar, the foreign currency exchange gain was $3,000 for the twelve months ended March 31, 2006, as compared to the foreign exchange loss of $671,000 for the twelve months ended March 31, 2005.

Provision for Income Taxes.    The provision for income taxes decreased by $0.5 million from $2.4 million for fiscal 2005 to $1.9 million for fiscal 2006 primarily due to the completion of research and development tax credit documentation during fiscal 2006, which resulted in a larger tax credit than was provided for by the fiscal 2005 year end provision.

Net Income Attributable to Common Stockholders.    As a result of the foregoing, net income attributable to common stockholders increased $0.6 million to $3.2 million ($.04 per diluted share), or 4.1% of revenue for the twelve months ended March 31, 2006, as compared to $2.6 million ($0.03 per diluted share), or 2.9% of revenue for the twelve months ended March 31, 2005.

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

Liquidity and Capital Resources

On September 30, 2004, the Company entered into a new credit agreement (the New Credit Agreement) with CapitalSource Finance, LLC. The New Credit Agreement provides for: a revolving facility up to $12 million; a term A loan facility in an aggregate maximum principal amount of $15 million; and a term B loan facility in an aggregate maximum principal amount of $15 million. A more complete description of the terms of the New Credit Agreement, including collateralization, mandatory excess cash flow prepayments and restrictive covenants, is set forth in Note 3 to the Consolidated Financial Statements contained elsewhere in this Report.

As of March 31, 2006, we had working capital of $30.8 million compared to $24.2 million as of March 31, 2005. The net $6.6 million increase in working capital is primarily due to a $2.2 million increase in accounts receivable, a $1.2 million increase in inventories, a $1.3 million decrease in accrued liabilities, and a $2.4 million decrease in deferred revenue, offset by a decrease in cash and cash equivalents of $2.0 million as discussed more fully below.

We had a net decrease in cash and cash equivalents of $2.0 million for the twelve months ended March 31, 2006, as compared to a net increase of $4.1 million for the twelve months ended March 31, 2005. For the period ended March 31, 2006, our operating activities used cash of approximately $3.0 million, primarily due to the increases in the various working capital asset accounts and the decreases in the various working capital liability accounts, offset partially by $3.2 million in profitable operations. Our investing activities used cash of approximately $0.6 million, primarily for capital expenditures, offset partially by the increase in restricted cash. Our financing activities generated cash of approximately $2.1 million, primarily from the proceeds of long-term debt of $15.3 million, offset partially by long-term debt payments of $13.2 million.

Our $25.7 million stockholders’ deficit as of March 31, 2006 consists primarily of $154.4 million in accumulated deficit offset substantially by $128.0 million of additional paid-in capital. The accumulated deficit results primarily from $172.2 million in charges associated with a July 1996 recapitalization of the Company including the purchase and cancellation of 46.8 million shares of stock held by the former 100% owner of the Company. Positive retained earnings from operations reduced the recapitalization charges by approximately $17.8 million as of March 31, 2006.

Our primary capital requirements are for working capital, debt service, and capital expenditures. Since August of 2000, we have financed our operations and growth primarily through internally generated funds, the credit facility, and income tax refunds. With the issuance of the New Credit Agreement, which decreased debt and provided lower interest rates, management believes that funds provided by operations and amounts available under credit facility will be sufficient to fund our cash needs and anticipated capital expenditures through the year ending March 31, 2007. As previously disclosed, however, the Company has retained Houlihan Lokey Howard & Zukin Capital, Inc. as its exclusive financial advisor to assist the company in evaluating various strategic alternatives, including recapitalization, sale of stock, merger or asset disposition possibilities, all with the goal of maximizing stockholder value. The Company expects to complete its review of strategic alternatives and take any actions arising from this review during the next several months. However, there can be no assurance that this process will result in a transaction, any proposal or agreement for a transaction, or any other action by the Company.

Commitments and Other Contractual Obligations

Disclosure of Commitments and Other Contractual Obligations

March 31, 2006

(amounts in thousands)

	Total	Less than 1 year	Within 1 - 3 years	Within 3 - 5 years	After 5 years
Long-term debt
Working capital – borrowings	$6,363	$—	$—	$6,363	$—
Long-term debt – Term A	9,676	3,540	4,686	1,450	—
Long-term debt – Term B	15,000	—	—	15,000	—
Accrued PIK	346	—	—	346	—
Other
Open purchase orders	3,975	3,813	162	—	—
Operating lease obligations	2,067	979	1,077	11	—

Total	$37,427	$8,332	$5,925	$23,170	$—

Employment agreements have been excluded from the above. See Employment and Related Matters.

Off Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

The Company plans to adopt SFAS 123R on the modified prospective basis beginning on April 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all share-based awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. Accordingly the consolidated results of operations for future periods will not be comparable to the Company’s historical consolidated results of operations. The adoption of SFAS 123R will have a material effect on the Company’s consolidated results of operations, increasing cost of revenue, sales and marketing expense, research and development expense and general and administrative expense. The Company currently estimates the adoption of SFAS 123R will reduce diluted earnings per share by approximately one cent in fiscal 2007; however the amount may change based on the number of options granted, the underlying share price at the time of grant, management’s estimate of forfeitures and management’s assumptions used to determine the options’ value, such as expected term and expected volatility. Management will use the Black-Scholes-Merton option pricing model to determine the value of employee stock options and will use binomial or lattice models to determine certain assumptions used in the Black-Scholes-Merton pricing model, such as expected term. Expected volatility will be determined using a combination of historical volatility over a period equal to the expected term and implied volatility based on options traded by the general public.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we borrow at fixed rates when we have the opportunity and believe it is in the Company’s best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect at March 31, 2006 or 2005.

As of March 31, 2006, we had a total of approximately $31.4 million in variable rate debt at differing interest rates tied to the prime rate. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations or cash flow. See Note 3 of the Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including notes thereto, and the report of independent registered public accounting firm are included in this Report beginning at page F-1.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2004 and ending March 31, 2006. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2005
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30	September 30	December 31	March 31
Revenue	$18,365	$20,475	$21,521	$28,005
Gross margin	6,499	6,711	7,441	10,275
Gross margin %	35%	33%	35%	37%
Operating expenses	4,469	4,529	4,385	5,314

Operating income	2,030	2,182	3,056	4,961
Interest expense	2,161	2,392	935	970
Other (income) expense	85	315	274	64

Income (loss) before provision	(216)	(525)	1,847	3,927
Provision for income taxes	123	71	711	1,529

Net income (loss)	$(339)	$(596)	$1,136	$2,398

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$0.02	$0.03

Diluted	$(0.01)	$(0.01)	$0.02	$0.03

	Year Ended March 31, 2006
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30	September 30	December 31	March 31
Revenue	$16,539	$22,700	$16,632	$22,699
Gross margin	5,667	7,596	5,456	9,746
Gross margin %	34%	34%	33%	43%
Operating expenses	5,118	4,691	4,704	5,141

Operating income	549	2,905	752	4,605
Interest expense	902	921	977	1,006
Other (income) expense	(236)	181	48	(53)

Income (loss) before provision	(117)	1,803	(273)	3,652
Provision for income taxes	(126)	719	(175)	1,449

Net income (loss)	$9	$1,084	$(98)	$2,203

Earnings (loss) per common share
Basic	$0.00	$0.01	$(0.00)	$0.03

Diluted	$0.00	$0.01	$(0.00)	$0.03

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the Company’s fiscal year ended March 31, 2006 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our business affairs are managed under the direction of the Board of Directors, or the Board, consisting of six persons, divided into three classes. Members of each class serve for a term of three years and structured so that only one class of directors is elected each year. Class I directors, consisting of Scott Perekslis and Ronald C. Whitaker, are currently serving under a term that will expire at the Annual Meeting of Stockholders in 2006. Class II directors, consisting of Ronavan Mohling and Darrell Oyer, are currently serving under a term that will expire at the Annual Meeting of Stockholders in 2007. Class III directors, consisting of Mary Ann Gilleece and Cameron Brightner, are currently serving under a term that will expire at the Annual Meeting of Stockholders in 2008.

Below are the names and ages of our directors and executive officers, the years they became directors or executive officers of the Company, their principal occupations or employment for at least the past five years and certain of their other directorships, if any.

Ronavan Mohling, age 64, a Director of the Company since October 2000, was elected Chairman of the Board of Directors and Chief Executive Officer on August 9, 2002. Mr. Mohling, a Partner and Principal of Capitol Places, LLC (a private real estate group) since 1998, served for ten years with Bristol-Myers Squibb Company in Europe, the Middle East, and Africa from 1988 to 1998. From 1995 to 1998, he was the Vice President of Business Development, responsible for acquisitions and divestitures, for Bristol-Meyers’ Consumer Medicines Division and, from 1992 to 1995, was President of its Consumer Products Division with responsibility for the regions of Europe, the Middle East, and Africa. From 1972 to 1988, Mr. Mohling served in the capacities of President and Vice-President with Schering-Plough Corporation where he was responsible for overseeing that company’s Consumer Products Division.

Cameron Breitner, age 31, was named as a Director of the Company in December 2004 to fill a vacancy resulting from the expansion of the Class III directors to a total of two members. Mr. Breitner has been a principal of Centre Partners Management LLC since 2002. He has served in various capacities for Centre Partners since 1998. Prior to Centre, Mr. Breitner worked in mergers and acquisitions at Bowles Hollowell Conner & Co. He received a B.A. magna cum laude from Duke University. He is also a director of Bumble Bee Seafoods, L.P., Garden Fresh Holdings, Inc. and Bravo Sports.

Mary Ann Gilleece, age 65, was named as a Director of the Company in March of 2001. Ms. Gilleece is a partner with Holland & Knight in the Public Policy & Regulation Group. She was formerly Managing Director with Van Scoyoc Kelly PLLC, a law firm that specializes in government contracts and procurement law. From 1972 to 1975, Ms. Gilleece was an Assistant Attorney General for the Commonwealth of Massachusetts. She was Counsel to the House of Representatives Committee on Armed Services from 1977 to 1983 and then in 1983 was appointed Deputy Undersecretary of Defense Research and Engineering (Acquisition Management) and served in that capacity until August, 1985 after which she returned to private practice. Ms. Gilleece was a partner in the law firm of Manatt Phelps Phillips LLP from June 1997 to June 2002. Ms. Gilleece is a member of the Compensation Committee and the Stock Options Subcommittee of the Board of Directors.

Darrell Oyer, age 65, was named as a Director of the Company in December 2004 to fill a vacancy with respect to the Company’s Class II directors. Prior to forming his own firm in 1991, Mr. Oyer was a partner with Deloitte & Touche. He has over ten years experience in public company accounting through employment with the international accounting firms Deloitte & Touche, Touche Ross and Peat Marwick. He also has approximately twenty years experience working with the federal government including serving as Assistant Director of the Defense Contract Audit Agency. Mr. Oyer received a B.S. in Accountancy from the University of Illinois and an MBA from American University. He is a Certified Public Accountant in Arizona and Virginia and is a member of the National Defense Industrial Association (NDIA) and Chairman of the NDIA Procurement Division. He is a member of the Board of Directors of Schiebel Technology, Inc. and a member of the

Procurement Roundtable, a non-profit organization whose members are former government procurement and contract administration executives. Mr. Oyer is a member and Chairman of the Audit Committee of the Board of Directors.

Scott Perekslis, age 38, has served as a Director of the Company since July 31, 1996. Mr. Perekslis also served as a Vice President of the Company from July 31, 1996 through July 18, 1997. Mr. Perekslis has been a Managing Director at Centre Partners Management LLC since 2001. He has served in various capacities for Centre Partners and its affiliates since 1991. Mr. Perekslis also serves as a Director of American Seafoods, L.P., Maverick Media LLC, Bumble Bee Seafoods, L.P. and as Chairman of the Board of Hyco International, Inc. Mr. Perekslis is a member of the Compensation Committee and the Stock Options Subcommittee of the Board of Directors.

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

Gregory A. Ton, age 54, was named Chief Financial Officer in August 2004. Mr. Ton previously served as Chief Operating Officer of Benchmark Brands, Inc. from 2001-2004. Prior to joining Benchmark Brands, Mr. Ton had a 20-year career at Schering-Plough Healthcare Products including as Vice President of Logistics (1995-1998), Vice President of Finance (1991-1994) and other senior and managerial positions in finance (1978-1990). Mr. Ton is a Certified Public Accountant and has an Executive MBA degree from University of Memphis, and a BBA in Accountancy from University of Mississippi.

There are no family relationships among the executive officers or directors. There are no arrangements or understandings pursuant to which any of these persons were elected as an executive officer or director.

The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether the members of its Audit Committee are “independent”. Since we are not a “listed” company, we are not subject to rules requiring the members of our Audit Committee to be independent. The SEC also requires a company to disclose whether it has an “Audit Committee Financial Expert” serving on its audit committee. The Company has an audit committee comprised of Darrell Oyer and Ronald Whitaker. Based on its review of the listing standards for the Nasdaq Stock Market, Inc. governing audit committee membership, the Board does believe that both Mr. Oyer and Mr. Whitaker are “independent” within the meaning of such rules. In addition, based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board does believe that Mr. Oyer would be described as an Audit Committee Financial Expert. The Board believes that Mr. Oyer’s prior experience in public company accounting through his employment with the international accounting firms described above and his continuing demonstration that he is capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting and (v) understanding audit committee functions, sufficiently meet the requisite attributes of an Audit Committee Financial Expert under the rule adopted by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC and any exchange upon which the Company’s securities are listed. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company’s information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports and written representations furnished to the Company by the Company’s executive officers, directors and 10% stockholders. The Company believes that, during the fiscal year ending March 31, 2006, each of the Company’s executive officers, directors and 10% stockholders made all Section 16(a) filings as required.

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

Item 11.    Executive Compensation

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by each person who served as Chief Executive Officer during fiscal 2006 and each of the other highly compensated executive officers whose annual salary and bonus during fiscal 2006 exceeded $100,000 (the persons included in the table, collectively, the “Named Executive Officers”).

	Annual Compensation				Other Annual Compensation	Long-Term Compensation
Name of Individual and Principal Position	Year	Salary	Bonus			Securities Underlying Options (a)	Other Compensation (b)
Ronavan Mohling (CEO)	2006 2005	$324,469 300,579	$	— 150,400	* *	2,100,000 2,100,000	$5,040 4,973

David W. McGrane (COO)	2006 2005	274,439 249,770		— 125,000	* *	1,400,000 1,400,000	5,040 5,101

Gregory A. Ton (CFO)	2006 2005	214,423 125,385		— 100,000	* *	750,000 750,000	3,537 —

*	The aggregate amount of certain perquisites and other benefits provided to each of the officers listed above did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus in any of the years reported and so is not required to be included in the table.

(a)	Represents the number of options granted under Stock Option Agreements.
(b)	Includes matching contributions made to a 401(k) plan on behalf of such officers.

OPTIONS GRANTED IN FISCAL 2006

Certain executive officers of the Company receive stock options and other awards under the Company’s Stock Option Plan and Stock Compensation Plan. Stock options are generally exercisable over a 1 to 7 year period from the date of grant at a price that equals the fair market value of the stock at the date of grant. All options expire 7 years from the date of grant. The following table provides information about stock options we granted to the Named Executive Officers during our 2006 fiscal year. No stock appreciation rights have been granted to these officers.

Name	Number of Securities Underlying Options Granted in Fiscal 2006	Percent of Total Options Granted to Employees in Fiscal 2006	Exercise or Base Price per Share ($1/sh)	Expiration Date	Grant Date Present Value
Ronavan Mohling	—	—	—	—	—
David W. McGrane	—	—	—	—	—
Gregory A. Ton	—	—	—	—	—

Option Exercises and Holdings

The following table sets forth the name of the optionee, number of shares received upon exercise, the dollar value realized, the total number of unexercised options held at March 31, 2006 separately identified as exercisable and unexercisable and the aggregate dollar value of “in-the-money” unexercised options, separately identified as exercisable and unexercisable. The value of unexercised options, which are exercisable and unexercisable, is based on the stock price of $1.00 per share, the market price of the Company’s shares at March 31, 2006, less the exercise price of the option.

OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Name	Shares acquired on exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronavan Mohling	—	$—	840,000	1,260,000	$504,000	$756,000
David W. McGrane	—	—	560,000	840,000	336,000	504,000
Gregory A. Ton	—	—	150,000	600,000	54,000	216,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Gilleece and Mr. Perekslis currently serve and were members of the Compensation Committee during the Company’s 2006 fiscal year. None of the Company’s Compensation Committee members has ever been an officer or employee of the Company. In addition, none of the Company’s executive officers serve as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our Compensation Committee.

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

CEO COMPENSATION

Effective June 27, 2005, the Company reappointed Mr. Ronavan R. Mohling as Chief Executive Officer and entered into an employment agreement with Mr. Mohling. The base salary provided to Mr. Mohling was consistent with what the Compensation Committee believed was competitive in the Company’s industry, opportunities for bonus compensation were tied to the Company’s performance, and options granted to Mr. Mohling were subject to vesting over a period of time consistent in terms of value to its stockholders. No bonus was provided to Mr. Mohling for fiscal 2006. The bonus provided for fiscal 2005 was directly tied to the Company’s substantially improved performance for fiscal 2005. This leadership resulted in increased revenues of 21% in fiscal 2005, while the gross margin increased 9%. The Compensation Committee specifically considered this performance in establishing the salary increase, bonus, and stock option awards granted to Mr. Mohling for fiscal 2005.

The Compensation Committee

Mary Ann Gilleece

Scott Perekslis

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of The Nasdaq National Market (U.S.) and the cumulative total return for an industry peer group, selected in good faith, for the period commencing March 31, 2001 and ending on March 31, 2006. The comparison assumes $100 was invested after the close of business on March 31, 2001 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the common stock or of any particular index.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF STOCK BY DIRECTORS, EXECUTIVE OFFICERS

AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 27, 2006 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors and director nominees; (iii) the Company’s chief executive officer and each of the other executive officers included in the section entitled “Summary Compensation Table”; and (iv) the Company’s current directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated as being beneficially owned by them.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent Of Class %(1)
Dominion Resources, Inc. c/o First Source Financial, LLP (2)	9,467,188	12.0%
U.S. Bank National Association (First Bank, N.A.)(3)	4,260,375	5.4%
Centre Capital Investors II, L.P. (4)(5)	34,781,278	44.2%
Centre Capital Tax-Exempt Investors II, L.P. (4)(5)	3,888,163	4.9%
Centre Capital Offshore Investors II, L.P. (4)(5)	6,892,143	8.8%
Centre Partners Coinvestment L.P. (4)(5)	5,058,638	6.4%
Centre Partners II, L.P. (4)(5)	45,561,584	57.8%
Centre Partners II, L.L.C. (4)(5)	51,261,219	65.1%
Centre Partners Management LLC (4)(5)	51,667,919	65.6%
Ronavan Mohling (6)	840,000	1.1%
David W. McGrane (7)	560,000	0.7%
Gregory A. Ton (8)	300,000	0.4%
Scott Perekslis (9)	224,643	0.3%
Ronald C. Whitaker (10)	300,000	0.4%
Mary Ann Gilleece (11)	300,000	0.4%
Darrell Oyer (12)	6,600	0.0%
Cameron Breitner	—	—
All current directors and executive officers as a group (13)

a)	* Less than 1%

(1)

Based on 76,059,735 shares of Common Stock outstanding on June 27, 2006. Calculation of percentage of beneficial ownership assumes the exercise of all options exercisable within 60 days of such date only by the respective named stockholder. Information relating to beneficial ownership of common stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes stock owned by spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2)	The address of Dominion Resources, Inc. is 120 Tredegear Street, Richmond, Virginia 23219. Dominion Resources is a holding company and its subsidiaries include Dominion Capital, Inc., whose subsidiaries include Virginia Financial Ventures, Inc. and N.H. Capital, Inc., the general partners of First Source Financial, LLP. Information regarding ownership of Common Stock included herein is in reliance on information set forth in a Schedule 13D filed on September 6, 2000 with the SEC, reflecting ownership as of August 25, 2000.
(3)	The address of U.S. Bank National Association is U.S. Bank Place, 601 Second Avenue South, Minneapolis, Minnesota. Information regarding ownership of Common Stock included here is in reliance on information set forth in a Schedule 13D filed on September 6, 2000 with the SEC, reflecting ownership as of August 25, 2000.
(4)	Centre Partners II, L.P. is the general partner of Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P. and Centre Capital Offshore Investors II, L.P. and has shared voting and investment authority with those entities. Centre Partners II, L.L.C. is the general partner of Centre Partners Coinvestment L.P. and Centre Partners II, L.P. and has shared voting and investment authority with those entities. Also, Centre Partners II, L.L.C. has been delegated voting and investment authority with respect to an additional 640,997 shares of Common Stock. Centre Partners Management LLC has a management agreement with Centre Partners II, L.P. and Centre Partners II, L.L.C. through which Centre Partners Management LLC obtained shared voting and investment authority with those entities. In addition, Centre Partners Management LLC has sole voting and investment authority for 106,700 shares of Common Stock subject to certain management options currently exercisable and 300,000 shares of Common Stock subject to additional director options currently exercisable. All of these entities are referred to herein as the Centre Entities.
(5)	The address of the Centre Entities is 30 Rockefeller Plaza, New York, New York 10020, except that the address of Centre Capital Offshore Investors II, L.P. is c/o Reid Management, Cedar House, 41 Cedar Avenue, Box HM 1179, Hamilton, Bermuda. Information regarding ownership of Common Stock by the Centre Entities included herein is in reliance on information set forth in a Schedule 13D/A filed on April 1, 2005 with the SEC reflecting ownership as of March 31, 2005 and on information provided by Centre Management.
(6)	Includes 840,000 options, which are currently exercisable.
(7)	Includes 560,000 options, which are currently exercisable.
(8)	Includes 300,000 options, 150,000 of which are exercisable within 60 days of June 27, 2006.
(9)	Includes 24,643 shares of Common Stock, over which Mr. Perekslis has delegated voting and investment authority to the Centre Entities pursuant to certain co-investment arrangements, and exercisable options for 200,000 shares.
(10)	Includes 300,000 options, which are currently exercisable.
(11)	Includes 300,000 options, which are currently exercisable.
(12)	Includes 5,000 shares directly owned and 1,500 shares owned by Mr. Oyer’s spouse.
(13)	See notes (6) through (12) above.

Changes in Control.    The Centre Entities identified above collectively own over 67% of our Common Stock. Based on a Schedule 13D/A filed April 1, 2005, the Centre Entities have considered, are considering, and may consider in the future certain strategic options, including a sale or recapitalization of the Company and/or any of its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of March 31, 2006, about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Stock Option Plan and Employee Stock Compensation Plan, which are the Company’s only outstanding equity compensation plan. The Company does not have any equity compensation plans that were not approved by its stockholders. The Stock Option Plan was approved by the Company’s Board of Directors and its stockholders in 1996. The Employee Stock Compensation Plan was approved by the Company’s Board of Directors and its stockholders in 1997.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock option plan	6,249,555	$0.44	590,667
Stock compensation plan	—	—	189,733
Equity compensation plans not approved by security holders	—	—	—

Total	6,249,555	$0.44	780,400

Item 13.	Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2004, the Company entered into the New Credit Agreement with CapitalSource as administrative, payment and collateral agent for the lenders named therein. Special Situations Opportunity Fund I, LLC, one of the Term A lenders, is an affiliate of First Source Financial, Inc. First Source is a Series C preferred stockholder of the Company and an affiliate of First Source and owns approximately 12.4% of our outstanding Common Stock.

A more complete description of the New Credit Agreement, including interest and lender fees payable to CapitalSource thereunder, is set forth in Note 3 to our Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

FEES OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

The following table shows aggregate fees for professional services rendered by PricewaterhouseCoopers LLP on behalf of the Company for the fiscal years ended March 31, 2006 and 2005.

Audit Fees.    The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2006 and March 31, 2005 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal years were $204,000 and $194,400, respectively.

Audit-Related Fees.    The aggregate fees billed for assurance and related services that were reasonably related to the audit (including services related to benefit plan audits) of the Company’s annual financial statements for the fiscal years ended March 31, 2006 and March 31, 2005 by PricewaterhouseCoopers LLP were zero and $15,000, respectively.

Tax Fees.    PricewaterhouseCoopers LLP did not perform any tax service for the fiscal years ended March 31, 2006 and March 31, 2005 for the Company.

All Other Fees.    PricewaterhouseCoopers LLP did not perform any other service to the Company, other than the services described above for the fiscal years ended March 31, 2006 and March 31, 2005.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following financial statements and notes thereto of the Company are included in this Report beginning on the F-pages hereof:

(b) Exhibits required to be Filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibits
3.1	By-laws of the Company. (Filed as Exhibit 3.06 to the Company’s Registration Statement on Form S-1A, filed November 5, 1996, File No. 333-13105)

3.2	Restated Certificate of Incorporation of the Company, dated December 23, 1996. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1996)

3.3	Certificate of Designation of Series A Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated November 13, 1998. (Filed as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated March 31, 2000. (Filed as Exhibit 3.04 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

3.5	Certificate of Designations of Series B Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated August 24, 2000. (Filed as Exhibit 3.05 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

3.6	Certificate of Designations of Series C Preferred Stock of the Company setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of Preferred Stock, dated September 30, 2004. (Filed as Exhibit 4.1 to the Company’s current report on Form 8-K for event dated September 30, 2004)

4.1	Registration Rights Agreement, dated as of July 31, 1996, between the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

4.2	Second Amendment to Registration Rights Agreement, dated as of April 1, 2000, by and among the Company and the Centre Entities named therein. (Filed as Exhibit 99.8 to Schedule 13D, filed on May 2, 2002)

4.3	Registration Rights Agreement, dated as of April 1, 2000, among the Company and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

Exhibit Number		Description of Exhibits
4.4		Registration Rights Agreement, dated July 31, 1996, between the Company, THIN International N.V. (formerly known as Firearms Training Systems International N.V.) and the Institutional Holders set forth on Schedule I thereto. (Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.1		Revolving Credit, Term Loans and Security Agreement, dated as of September 30, 2004, among the Company, FATS, Inc. and CapitalSource Finance LLC. (Filed as Exhibit 10.1 to the Company’s Form 8-K for event dated September 30, 2004)

10.2		Exchange Agreement, dated as of September 30, 2004, between the Company, the Centre Entities, U.S. Bank National Association, Bank of America, N.A. and First Source Financial LLP. (Filed as Exhibit 10.2 to the Company’s Form 8-K for event dated September 30, 2004)

10.3		Lease, dated May 4, 1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.4		First Amendment to Lease Agreement, dated December 21,1993, between the Company and Technology Park/Atlanta, Inc. (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.5		Second Amendment to Lease Agreement, dated December 21, 1995, between the Company and Schneider Atlanta, L.P., successor to Technology Park/Atlanta, Inc. (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.6		Management Shares Agreement, dated as of September 18, 1996, between the Company, certain named Centre Entities and Peter A. Marino, Robert F. Mecredy, Juan de Ledebur and certain other Management Holders named therein. (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.7*		Company Stock Option Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.8*		Stock Option Agreement Series A, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.9*		Schedule identifying Stock Option Agreements Series A, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.8. (Filed as Exhibit 10.12-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)

10.10	*	Stock Option Agreement Series B, dated as of September 18, 1996, between the Company and Peter A. Marino. (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.11	*	Schedule identifying Stock Option Agreements Series B, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.10. (Filed as Exhibit 10.13-01 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997)

10.12	*	Stock Option Agreement Series C, dated as of September 18, 1996, between the Company and William J. Bratton. (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.13	*	Schedule identifying Stock Option Agreements Series C, between the Company and those individuals identified thereon, substantially identical in all material respects to Exhibit 10.12. (Filed as Exhibit 10.16-01 to the Company’s Registration Statement on Form S-1A, filed November 18, 1996, File No. 333-13105)

Exhibit Number		Description of Exhibits
10.14	*	Form of Series I Stock Option Agreement, dated as of May 1, 2003, between the Company and its outside directors. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

10.15	*	Form of Series J Stock Option Agreement, dated as of May 1, 2003, between the Company and its Chief Executive Officer and Chief Operating Officer. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

10.16	*	Form of Series K Stock Option Agreement, dated as of May 1, 2003, between the Company and certain of its employees. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2003)

10.17	*	Series L Stock Option Agreement, dated as of August 4, 2004, between the Company and Gregory A. Ton. (Filed as Exhibit 10.17 to the Company’s Form 10-K for the Fiscal Year ended March 31, 2005)

10.18	*	Form of Restricted Stock Award Agreement issued to John A. Morelli. (Filed as Exhibit 10.14-02 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

10.19		Form of Agreement to Limit Future Competition entered into with each member of senior management of the Company. (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-13105)

10.20		Schedule listing Agreements to Limit Future Competition, between the Company and senior managers named therein, substantially identical in all material respects to Exhibit 10.19. (Filed as Exhibit 10.21-01 to the Company’s Registration Statement on Form S-1A, filed November 5, 1996, File No. 333-13105)

10.21		License Agreement, dated October 31, 1991, between Microware Systems Corporation and the Company. (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1A, filed November 18, 1996, File No. 333-13105)

10.22		Form of Series C-2 Option Agreement granted to each of Lester Pollack, Jonathan Kagan, Paul Zepf and Scott Perekslis and assigned by each to Center Management LLC. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1998)

10.23		Securities Exchange and Release Agreement dated as of April 1, 2000 among the Investors named therein and the Company. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K405 for the Fiscal Year ended March 31, 2000)

10.24	*	Employment Agreement, dated as of April 1, 1999, between the Company and John A. Morelli. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999)

10.25	*	Amended Employment Agreement, dated as of November 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-02 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.26	*	Amendment to Employment Agreement, dated as of December 5, 2003, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2003)

10.27	*	Series F Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-03 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.28	*	Series G Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-04 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

Exhibit Number		Description of Exhibits

10.29	*	Series H Stock Option Agreement, dated as of April 1, 2000, between the Company and John A. Morelli. (Filed as Exhibit 10.29-05 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000)

10.30	*	Amendment to John A. Morelli’s Employment Agreement, dated as of September 30, 2002, between the Company and John A. Morelli. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 2002)

10.31	*	Employment Agreement, dated as of June 27, 2005, between the Company and David W. McGrane. (Filed as Exhibit 10.2 to the Company’s Form 8-K dated June 27, 2005)

10.32	*	Employment Agreement, dated as of June 27, 2005, between the Company and Ronavan R. Mohling. (Filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2005)

10.33	*	Term Sheet, dated as of August 4, 2004, relating to the employment of Gregory A. Ton as Chief Financial Officer of the Company. (Filed as Exhibit 10.33 to the Company’s Form 10-K for the Fiscal Year ended March 31, 2006).

10.34		First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of December 30, 2004 among the Company, FATS, Inc. and CapitalSource Finance, LLC. (Filed as Exhibit 10.34 to the Company’s Form 10-K for the Fiscal Year ended March 31, 2006).

21		Subsidiaries of the Company.

23		Consent of PricewaterhouseCoopers LLP.

24		Power of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan arrangement.

(c) Financial Statement Schedule required by Items 8 and 15(c):

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2005 and 2006

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended March 31, 2005	$350	—	—	$350
Year ended March 31, 2006	$350	—	—	$350
Reserve for excess and obsolete inventory:
Year ended March 31, 2005	$693	597	(652)	$638
Year ended March 31, 2006	$638	765	(706)	$697
Contract loss reserve:
Year ended March 31, 2005	$1,216	—	(576)	$640
Year ended March 31, 2006	$640	259	(621)	$278
Warranty reserve:
Year ended March 31, 2005	$214	401	(332)	$283
Year ended March 31, 2006	$283	681	(481)	$483

All other schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2006.

FIREARMS TRAINING SYSTEMS, INC.

By:	/s/ RONAVAN R. MOHLING
Ronavan R. Mohling Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RONAVAN R. MOHLING Ronavan R. Mohling	Chairman of the Board of Directors Chief Executive Officer and Director	June 28, 2006

/S/ GREGORY A. TON Gregory A. Ton	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 28, 2006

/S/ MARY ANN GILLEECE* Mary Ann Gilleece	Director	June 28, 2006

/S/ SCOTT PEREKSLIS* Scott Perekslis	Director	June 28, 2006

/S/ R.C. WHITAKER* R.C. Whitaker	Director	June 28, 2006

/S/ CAMERON BREITNER* Cameron Breitner	Director	June 28, 2006

/S/ DARRELL OYER* Darrell Oyer	Director	June 28, 2006

*	By	/s/ GREGORY A. TON
Power of Attorney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Firearms Training Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Firearms Training Systems, Inc. and its subsidiaries at March 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(c) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

June 21, 2006

Firearms Training Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2005	2006
	(in thousands, except shares authorized, issued, and outstanding and per share value)
Assets
Current assets:
Cash and cash equivalents	$6,456	$4,479
Restricted cash	3,209	2,838
Accounts receivable, net of allowance of $350	14,707	16,948
Cost and estimated earnings in excess of billings on incomplete contracts	9,937	9,518
Unbilled receivables	543	442
Inventories	12,565	13,786
Income taxes receivable	98	7
Deferred income taxes	412	126
Prepaid expenses and other current assets	1,813	1,763

Total current assets	49,740	49,907

Property and equipment, net	2,051	1,972

Other assets
Deferred income taxes	989	638
Other	—	149
Intangible assets, net	1,305	1,063

Total assets	$54,085	$53,729

Liabilities and Stockholders’ Deficit
Current liabilities:
Long-term debt due within one year	$4,584	$3,540
Accounts payable	5,328	4,901
Accrued liabilities	6,760	5,514
Accrued interest	294	312
Income taxes payable	1,442	1,119
Billings in excess of costs and estimated earnings on incomplete contracts	3,000	2,216
Deferred revenue	3,200	758
Contract loss reserve	639	277
Warranty cost reserve—current	283	483

Total current liabilities	25,530	19,120

Long-term debt	24,469	27,845
Other noncurrent liabilities	562	438

Total liabilities	50,561	47,403

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $10,506 and $11,597 per share	32,028	32,028

Stockholders’ deficit:
Class A common stock, $.000006 par value; 100 million shares authorized; 75,945,337 and 76,056,402 shares issued and outstanding	—	—
Additional paid-in capital	127,980	128,049
Accumulated deficit	(157,593)	(154,395)
Accumulated other comprehensive income	1,109	644

Total stockholders’ deficit	(28,504)	(25,702)

Total liabilities and stockholders’ deficit	$54,085	$53,729

The accompanying notes are an integral part of these financial statements.

Firearms Training Systems, Inc. and Subsidiaries

Consolidated Statements of Income

	March 31,
	2004	2005	2006
	(in thousands, except per share amounts)
Revenue	$73,089	$88,366	$78,570
Cost of revenue	44,746	57,440	50,105

Gross margin	28,343	30,926	28,465

Operating expense
Selling, general and administrative	13,562	14,714	15,154
Research and development	2,902	3,983	4,500

Total operating expenses	16,464	18,697	19,654

Operating income	11,879	12,229	8,811

Other income (expense), net
Interest expense on debt	(5,177)	(4,915)	(3,806)
Dividends on mandatorily redeemable preferred stock	(2,867)	(1,543)	—
Other, net	125	(738)	60

Total other income (expense)	(7,919)	(7,196)	(3,746)

Income before (benefit) provision for income taxes	3,960	5,033	5,065
(Benefit) provision for income taxes	(1,871)	2,434	1,867

Net income attributable to common stockholders	$5,831	$2,599	$3,198

Earnings per share
Basic income per share	$0.08	$0.04	$0.04

Diluted income per share	$0.08	$0.03	$0.04

Weighted average common shares outstanding—basic	70,153	70,419	75,972
Weighted average common shares outstanding—diluted	72,023	74,492	80,076

The accompanying notes are an integral part of these financial statements.

Firearms Training Systems, Inc. and Subsidiaries

Statement of Consolidated Changes in Stockholders’ Deficit

	Class A Voting Common Stock		Additional Paid-In Capital	Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(dollars in thousands)
Balance at March 31, 2003	70,153,139	$—	$123,215	$613	$(166,023)	$(77)	$(42,272)
Net income					5,831
Foreign currency translation adjustment						760

Comprehensive Income							6,591

Balance at March 31, 2004	70,153,139	—	123,215	613	(160,192)	683	(35,681)
Net income					2,599
Foreign currency translation adjustment						426

Comprehensive Income							3,025
Exercise of stock options	546,034		4,765				4,765
Exercise of stock warrants	5,246,164			(613)			(613)

Balance at March 31, 2005	75,945,337	—	127,980	—	(157,593)	1,109	(28,504)
Net income					3,198
Foreign currency translation adjustment						(465)

Comprehensive Income							2,733
Exercise of stock options	111,065		69				69

Balance at March 31, 2006	76,056,402	$—	$128,049	$—	$(154,395)	$644	$(25,702)

The accompanying notes are an integral part of these financial statements.

Firearms Training Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	March 31,
	2004	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income attributable to common shareholders	$5,831	$2,599	$3,198

Adjustments for non-cash items
Non-cash interest and financing costs	1,500	2,216	541
Depreciation and amortization	3,694	1,000	1,077
Change in inventory reserve	(516)	(55)	59
Change in warranty cost and contract loss reserve	(1,200)	(508)	(162)
Gain on sale of assets	(72)	(4)	(13)
Deferred income taxes	(2,319)	923	637
Changes in assets and liabilities
Accounts receivable	(4,848)	8,610	(2,241)
Income taxes receivable	719	16	91
Costs and estimated earnings in excess of billings on uncompleted contracts	(966)	(3,979)	419
Unbilled receivables	41	(481)	101
Inventories	(1,646)	(289)	(1,280)
Prepaid expenses and other current assets	623	(793)	50
Other assets	—	—	(149)
Accounts payable	(1,569)	1,649	(427)
Accrued liabilities	2,264	(951)	(1,228)
Income taxes payable	42	1,133	(323)
Billings in excess of costs and estimated earnings on uncompleted contracts	76	1,650	(784)
Deferred revenue	(615)	1,961	(2,442)
Noncurrent liabilities	91	(25)	(124)

Total adjustments	(4,701)	12,073	(6,198)

Net cash provided by (used in) operating activities	1,130	14,672	(3,000)

Cash flows from investing activities:
Change in restricted cash	(1,063)	(707)	371
Purchase of property and equipment	(1,156)	(539)	(998)
Proceeds from disposal of property and equipment	72	2	13

Net cash used in investing activities	(2,147)	(1,244)	(614)

Cash flows from financing activities:
Proceeds from long-term debt	100	37,747	15,262
Payments on long-term debt	(474)	(50,659)	(13,161)
Payment of deferred financing costs	(409)	(1,450)	(68)
Exercise of stock options/warrants	—	4,766	69

Net cash provided by (used in) financing activities	(783)	(9,596)	2,102
Effect of exchange rate changes on cash	710	257	(465)

Net increase in cash and cash equivalents	(1,090)	4,089	(1,977)
Cash and cash equivalents, beginning of year	3,457	2,367	6,456

Cash and cash equivalents, end of year	$2,367	$6,456	$4,479

Supplemental cash flow disclosures
Cash paid for:
Interest	$3,557	$10,882	$3,544
Income taxes	$77	$267	$1,355

The accompanying notes are an integral part of these financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Note 1:    Organization and Nature of Business

Firearms Training Systems, Inc. (FATS or the Company) was incorporated in Delaware in 1984.

FATS is engaged in the development, manufacture, sale, and service of judgmental, tactical and combined arms virtual training systems utilizing quality engineered weapons and simulators. The Company’s products include simulators for military and law enforcement training. The Company’s customers include military and law enforcement agencies throughout the United States and many parts of the world.

The Company has one wholly owned subsidiary, FATS, Inc., which is the operating subsidiary (the Operating Subsidiary). As of March 31, 2006, FATS, Inc. had five wholly owned subsidiaries (collectively, the Subsidiaries): Firearms Training Systems Limited, which is based in the United Kingdom; F.A.T.S. Singapore Pte, Ltd.; Firearms Training Systems Netherlands, B.V.; FATS Canada, Inc., which is based in Montreal, Canada; and Firearms Training Systems Australia Pty Ltd.

Note 2:    Summary of Significant Accounting Policies

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

A large portion of the Company’s small and supporting arms training simulator revenue is derived from contracts with large governmental agencies. Governmental contracts that involve high volume purchases of the Company’s standard systems and related accessories are accounted for as multiple-deliverable arrangements, in accordance with EITF 00-21, based on the relative fair values of the deliverables specified in the contract. These contracts require little or no modifications to the existing proprietary platform, specify pricing terms by product, and billings generally correspond to the underlying shipment schedule. Revenue under these contracts is recognized upon delivery. Advanced billings related to these contracts are recorded as deferred revenue and are recognized ratably as units are delivered.

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

Restricted Cash

Restricted cash represents escrow accounts at financial institutions to collateralize letters of credit to ensure contract performance by the Company under specific contracts, which are for the most part substantially completed within one year. As each contract is completed, the restricted cash related to that contract becomes unrestricted. Approximately $2.8 million of the cash is invested in certificates of deposit yielding from 3.5% to 4.35% with maturity dates ranging from June 2006 to April 2007, unless otherwise extended.

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

Inventories consist of the following (in thousands):

	Year ended March 31,
	2005	2006
Raw materials	$7,177	$8,027
Work in process	3,883	3,995
Finished goods	2,143	2,461

Inventories, gross	13,203	14,483
Reserve for excess and obsolete inventory	(638)	(697)

Inventories	$12,565	$13,786

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2005 and March 31, 2006, respectively, are as follows (in thousands):

	Year Ended March 31,
	2005	2006
Costs incurred on uncompleted contracts	$37,219	$55,560
Estimated earnings	17,749	25,005

	54,968	80,565
Less: billings to date	(48,031)	(73,263)

	$6,937	$7,302

Such amounts are included in the following accounts:
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,937	$9,518
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,000)	(2,216)

	$6,937	$7,302

Property and Equipment

Property and equipment are stated at cost. Major property additions, replacements, and improvements are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated service lives of the principal items of property and equipment range from three to five years. Total depreciation expense for the years ended March 31, 2004, 2005, and 2006 was $826,000, $1,000,000 and $1,077,000, respectively.

Property and equipment consists of the following (in thousands):

	Year Ended March 31,
	2005	2006
Machinery and equipment	$3,576	$3,544
Demonstration equipment	2,705	2,111
Software	1,534	1,744
Furniture and fixtures	792	785
Vehicles	393	184
Leasehold improvements	881	907

	9,881	9,275
Accumulated depreciation	(7,830)	(7,303)

Property and equipment, net	$2,051	$1,972

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended March 31,
	2005	2006
Sales commissions, bonuses and agents’ commissions	$1,557	$485
Salaries and related expenses	2,191	2,447
Professional fees	479	549
Business taxes	945	652
Licenses and contract obligations	506	261
Other	1,082	1,120

	$6,760	$5,514

Accrued liabilities include amounts due to related parties of approximately $148,000 and $25,000 at March 31, 2005 and 2006, respectively.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended March 31,
	2004	2005	2006
Risk-free interest rate	2.28%	3.27%	N/A
Expected dividend yield	—	—	N/A
Expected lives (in years)	3.5	3.5	N/A
Expected volatility	221.58%	196.47%	N/A

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

No options were granted during the fiscal year March 31, 2006, and accordingly, the assumptions are not applicable for that period.

The values above, and the value computed for unvested options granted in prior years, is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income and income per share as if the Company had accounted for options using the fair value method is as follows:

	Year Ended March 31,
	2004	2005	2006
Net income attributable to common stockholders
As reported	$5,831	$2,599	$3,198
Fair value based compensation costs, net of taxes	(215)	(348)	(261)

Proforma net income attributable to common stockholders	$5,616	$2,251	$2,937

Basic income per share
As reported	$0.08	$0.04	$0.04
Pro forma	$0.08	$0.03	$0.04
Diluted income per share
As reported	$0.08	$0.03	$0.04
Proforma	$0.08	$0.03	$0.04

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company plans to adopt SFAS 123R on the modified prospective basis beginning on April 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all share-based awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. Accordingly the consolidated results of operations for future periods will not be comparable to the Company’s historical consolidated results of operations. The adoption of SFAS 123R will have a material effect on the Company’s consolidated results of operations, increasing cost of revenue, sales and marketing expense, research and development expense and general and administrative expense. The Company currently estimates the adoption of SFAS 123R will reduce diluted earnings per share by approximately one cent in fiscal 2007; however the amount may change based on the number of options granted, the underlying share price at the time of grant, management’s estimate of forfeitures and management’s assumptions used to determine the options’ value, such as expected term and expected volatility. Management will use the Black-Scholes-Merton option pricing model to determine the value of employee stock options and will use binomial or lattice models to determine certain assumptions used in the Black-Scholes-Merton pricing model, such as expected term. Expected volatility will be determined using a combination of historical volatility over a period equal to the expected term and implied volatility based on options traded by the general public.

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt as of March 31, 2005 and 2006. In management’s opinion, the carrying amounts of these financial instruments approximate their fair values due to either the immediate or short-term maturity of these financial instruments or a fluctuating rate based on the prime rate. Therefore, the Company believes the carrying amount of fluctuating rate debt approximates fair value.

Income Taxes

The Company is a C corporation for U.S. federal income tax reporting purposes and accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Benefit Plan

The Company has a defined contribution profit sharing plan (the Plan) that covers substantially all Company employees. The Plan provides for annual contributions by the Company at the discretion of the board of directors. The Plan also contains a 401(k) feature, which allows participants to contribute up to 15% of their eligible compensation, as defined, and provides for discretionary employer matching contributions of cash and Company stock. Matching of contributions with Company stock ended in May 2001. Total contributions by the Company to the Plan were approximately $309,000, $460,000 and $348,000 for the years ended March 31, 2004, 2005 and 2006, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of revenues. Shipping and handling costs incurred are included as a part of the cost of revenues.

Note 3:    Long-Term Debt

Long-term debt consists of the following (in thousands):

	Year Ended March 31,
	2005	2006
Revolving credit facility	$—	$6,363
Long-term debt - Term A	13,938	9,676
Long-term debt - Term B	15,000	15,000
Accrued PIK	115	346

	29,053	31,385
Due within one year	(4,584)	(3,540)

Long-term debt	$24,469	$27,845

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The New Credit Agreement provides for a revolving credit facility pursuant to which up to $12,000,000 in principal may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (8.25% at March 31, 2006). At March 31, 2006, the amount available on the revolving credit facility was approximately $5,465,000, which includes approximately $172,000 related to a letter of credit. Any amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the year ended March 31, 2005 and 2006, interest expense on the revolving credit facility was approximately $208,000 and $232,000, respectively.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (10.75% at March 31, 2006). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $531,250 for the first year of the term, $750,000 for the second through fourth years of the term, and $968,750 in the fifth year of the term. For the year ended March 31, 2005 and 2006, interest expense on the Term A loan was approximately $613,000 and $1,137,000, respectively.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (13.75% at March 31, 2006). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the year ended March 31, 2005and 2006, interest expense on the Term B loan, including PIK interest, was approximately $970,000 and $2,189,000, respectively.

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to future indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA, as defined, and fixed charge coverage ratios. In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing. For the year ended March 31, 2005 and 2006, the expense associated with these lenders fees was approximately $74,000 and $114,000. respectively.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Preferred Stock

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

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. No gain or loss was recognized as a result of this exchange as the fair value of Series C approximated the fair value of Series B. The fair values were obtained by a third-party valuation. At March 31, 2006, the liquidation value for the Series C preferred stock was $11,597 per share.

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

Note 5:    Stock-Based Compensation Plans

Stock Option Plan

The Company adopted the Firearms Training Systems, Inc. Stock Option Plan (the Option Plan) in fiscal year 1997. The Company has reserved a total of 7,500,000 shares of Common Stock for issuance under several series of nonqualified options under the Option Plan. The Option Plan provides for anti-dilution in the event of

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain defined circumstances. The Option Plan is administered by a committee designated by the board of directors of the Company. The price of options granted is determined at the date of grant and may generally not be less than 100% of the market value of the underlying common stock on the grant date. In the event of termination of the optionee’s employment for any reason other than cause (as defined in the Plan), options shall be exercisable to the extent they are vested on the effective date of the optionee’s termination. In the event of termination of the optionee’s employment for cause, all of the optionee’s outstanding options shall be forfeited.

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

The Company did not issue options during the year ended March 31, 2006.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding options during the years ended March 31, 2004, 2005 and 2006 are as follows:

	Options	Exercise Price		Weighted Average Exercise Price
Outstanding, March 31, 2003	1,433,543	0.01	11.75	0.94
Granted	5,848,125	0.40	0.40	0.40
Cancelled	(536,835)	0.32	11.75	0.83

Outstanding, March 31, 2004	6,744,833	0.01	3.25	0.48
Granted	750,000	0.64	0.64	0.64
Exercised	(546,034)	0.19	0.69	0.52
Cancelled	(257,762)	0.40	3.25	1.39

Outstanding, March 31, 2005	6,691,037	0.01	3.25	0.46
Exercised	(111,065)	0.40	0.69	0.45
Cancelled	(330,417)	0.01	3.25	0.86

Outstanding, March 31, 2006	6,249,555	$0.78	$3.25	$0.44

Shares available for future grants	590,667

As of March 31, 2004, 2005 and 2006, options to purchase approximately 846,000, 1,607,921 and 2,880,590 shares, respectively, were exercisable with weighted averages prices of $1.01, $.53 and $.43, respectively.

The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.01 – $ 1.43	6,247,255	4.2	$0.44	2,880,381	$0.43
2.85 – 4.28	2,300	0.0	3.25	209	3.25

	6,249,555	4.1	$0.44	2,880,590	$0.43

Stock Compensation Plan

The Company adopted the Firearms Training Systems, Inc. Employee Stock Compensation Plan (the Stock Plan) on July 1, 1997. The Company has reserved a total of 1,000,000 shares of Common Stock for issuance under the Plan. As of March 31, 2006, a total of 189,733 shares were available for future grant under the Stock Plan. The Stock Plan provides for anti-dilution in the event of certain defined circumstances. Under the Plan, the Company may issue shares of Common Stock for compensation, including issuances to make Company matching contributions under the Company’s 401(k) Profit Sharing Plan. There were no shares issued during the years ended March 31, 2005 or 2006.

Management Shares Agreement

In September 1996, the Company entered into a management shares agreement (Management Shares Agreement) with Centre Partners Management LLC, certain Centre Partners affiliates and those executive officers who either: (i) have been awarded options pursuant to the Plan; (ii) have been awarded shares of common stock; or (iii) have purchased shares of common stock from the Company (the Management Holders). Pursuant to the Management Shares Agreement, Centre Partners Management LLC, on behalf of the Centre Partners affiliates, has bring along rights, pursuant to which it has the right to require the Management Holders to sell a pro rata portion of their shares in connection with a sale to an unaffiliated third party of 5% or more of the

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock held by the Centre Partners affiliates. The Management Holders have similar tag along rights pursuant to which they can participate in a sale by the Centre Partners affiliates of 5% or more of the outstanding shares of common stock to an unaffiliated third party.

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

Note 6:    Income Taxes

The provision for income taxes consists of the following components (in thousands)

	Year Ended March 31,
	2004	2005	2006
Current (benefit) provision
Federal	$282	$561	$743
Foreign	174	418	402
State	—	532	85

	456	1,511	1,230
Deferred provision	(2,327)	923	637

Provision for income taxes	$(1,871)	$2,434	$1,867

A reconciliation of the recorded income tax provision with amounts computed a statutory rates is as follows (in thousands):

	Year Ended March 31,
	2004	2005	2006
Tax provision at statutory rates	$1,252	$1,711	$1,722
State taxes, net of federal benefit	196	141	99
Permanent differences –
Preferred Stock	1,004	525	—
Other	36	(47)	110
Decrease in valuation allowance	(5,042)	—	—
Foreign operations	683	104	169
Federal tax credits	—	—	(502)
State rate changes	—	—	269

Provision for income taxes	$(1,871)	$2,434	$1,867

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Primary components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2005	2006
Deferred tax assets:
Inventory reserves	$24	$40
Accrued liabilities	467	683
Warranty and contract cost reserve	736	431
Deferred revenue	1,089	91
Amortization and impairment of goodwill	336	274
Allowance for bad debts	133	126
General business credit	—	374
Other	77	225
Accelerated depreciation	271	168
Net operating loss carryforward	387	196

Total deferred tax assets	3,520	2,608

Deferred tax liabilities:
Inventory basis differences	904	287
Undistributed earnings of foreign subsidiaries	1,215	1,557

Total deferred tax liabilities	2,119	1,844

Net deferred tax assets	1,401	764
Net current deferred tax assets	(412)	(126)

Net noncurrent deferred tax assets	$989	$638

For the year ending March 31, 2005 and March 31, 2006, the Company recorded tax expense using a federal and state annual effective rate of approximately 38% and 36%, respectively. The current year decrease in the effective tax rate is due primarily to the completion of research and development tax credit documentation and a change in the Georgia tax law, which decreased the state deferred tax asset.

As of March 31, 2006, the Company had no available domestic federal operating loss carryforwards and approximately $8.8 million of domestic state operating loss carryforwards. As of March 31, 2006, it is more likely than not that the deferred tax assets will be recognized through future taxable income and, accordingly, a valuation allowance is not necessary. The Company’s net tax loss carryforwards expire on various dates through March 31, 2023.

Note 7:    Concentration of Revenues

For the years ended March 31, 2004, 2005, and 2006, the Company’s five largest customers accounted for approximately 71.5%, 69.8% and 75.1% of the Company’s total revenues, respectively. For any period, a major customer is defined as a customer from whom the Company generated more than 10% of its revenues for that period. The following table summarizes information about the Company’s major customers for the years ended March 31, 2004, 2005 and 2006:

Year	Major Customers	Aggregate Revenues (000s)	Percent of Total Revenues
2004
	Italy – Carabinieri	$10,261	14.0%
	ECC International	$7,320	10.0%
	United States government agencies	$21,714	29.7%

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year	Major Customers	Aggregate Revenues (000s)	Percent of Total Revenues

2005
	Cubic	$15,392	17.4%
	United Kingdom Ministry of Defense	$13,858	15.7%
	United States government agencies	$21,356	24.2%

2006
	United Kingdom Ministry of Defense	$7,818	10.0%
	United States government agencies	$31,301	39.8%

As of March 31, 2004, the Company had three customers that comprised approximately 44.0%, 26.4% and 10.5% of total accounts receivable. As of March 31, 2005, the Company had three customers that comprised approximately 20.6%, 16.2%, and 11.4% of total accounts receivable. As of March 31, 2006, the Company had two customers that comprised approximately 51.5% and 20.4% of total accounts receivable.

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

A significant portion of the Company’s sales is made to customers located outside the U.S., primarily in Canada, Europe and Asia. In fiscal 2004, 2005 and 2006, 51.6%, 45.1% and 39.3%, respectively, of the Company’s revenues were derived from sales to customers located outside the United States. The Company expects that its international customers will continue to account for a substantial portion of its revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been, and in the future may be, proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company’s sales to international customers. The Company with respect to certain of the markets in which it competes has identified political and economic factors. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of the Company’s products by international customers or in foreign currency exchange losses. In certain cases, the Company has reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of its customers and/or by providing in its contracts for payment in U.S. dollars.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8:    Net Income Per Common Share

	Year Ended March 31,
	2004	2005	2006
Basic:
Net income attributable to common stockholders	$5,831	$2,599	$3,198

Weighted average common shares outstanding	70,153	70,419	75,972
Per share amount	$0.08	$0.04	$0.04

Diluted
Net income attributable to common stockholders	$5,831	$2,599	$3,198

Weighted average common shares – basic	70,153	70,419	75,972
Shares assumed issued upon exercise of dilutive stock options using the treasury stock method	1,870	4,073	4,104

Weighted average common shares outstanding – diluted	72,023	74,492	80,076

Per share amount	$0.08	$0.03	$0.04

The number of stock options assumed to be bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market price used in the above calculation was $0.47, $1.12 and $1.17, respectively, for the years ended March 31, 2004, 2005 and 2006.

Options to purchase 874,908 shares of common stock and warrants to purchase 3,246,164 shares of common stock were outstanding as of March 31, 2004, but were not included in the computation of the 2004 diluted EPS because the exercise price of the options and warrants was greater than the average market value of the common shares.

Options to purchase 63,950 and 2,300 shares of common stock were outstanding as of March 31, 2005 and 2006, respectively, but were not included in the computation of the 2005 and 2006 diluted EPS because the exercise price of the options was greater than the average market value of the common shares.

Note 9:    Related Party Transactions

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

Note 10:    Commitments and Contingencies

The Company has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect the Company’s consolidated financial position.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases certain facilities and equipment under operating leases. Future minimum payments, under leases with initial or remaining terms of one year or more, consisted of the following at March 31, 2006 (in thousands):

2007	$979
2008	779
2009	236
2010	62
2011	7
2012	4

$2,067

Rental expense under non-cancelable operating leases was approximately $885,000, $939,000 and $972,000 for the years ended March 31, 2004, 2005 and 2006, respectively. The leases have expiration dates varying from April 2006 through December 2011. All but one of the leases for the Company’s buildings have terms that require renegotiation at the end of the lease term; the remaining lease self-renews annually, unless otherwise negotiated. Leases relating to operating equipment require the Company to negotiate the renewal at the end of the lease term.

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

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the product warranty accrual for the years ended March 31, 2005 and 2006 were as follows (in thousands):

	Year Ended March 31,
	2005	2006
Balance, beginning of year	$214	$283
Claims paid	(332)	(481)
Warranties issued (expired), net	401	681

Balance, end of year	$283	$483

Note 11:    Accumulated Deficit

The Company’s accumulated deficit of $154.4 million consists primarily of $172.2 million in charges associated with the July 1996 recapitalization of the Company including the purchase and cancellation 46.8 million shares of stock held by the former 100% owner of the Company. Positive retained earnings from the operations of the Company have reduced the recapitalization charges by approximately $17.8 million as of March 31, 2006.

Note 12:    Industry Segment and Geographic Information

The Company operates in one industry segment – the manufacture, sale and service of judgmental, tactical and combined arms virtual training systems. The Company sells its products throughout the world. Export sales are handled through the operating subsidiary (FATS, Inc.) and, to a lesser extent, through certain of the Subsidiaries.

Geographic information on revenue is as follows (in thousands):

	Year Ended March 31,
	2004	2005	2006
Domestic revenue	$35,336	$48,537	$47,647

International revenue
Canada	2,306	2,082	2,527
Europe	24,046	19,007	10,421
Asia	4,019	5,017	6,430
Australia	3,363	5,899	6,646
Other	4,019	7,824	4,899

	37,753	39,829	30,923

Total revenue	$73,089	$88,366	$78,570

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on revenue by individual products and services is not practical and is, therefore, not disclosed.

As of March 31, 2006, the Company had net property and equipment of approximately $1,680,000 in the United States and $292,000 at its subsidiaries in foreign countries.

Note 13:    Quarterly Data

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning April 1, 2004 and ending March 31, 2006. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Year Ended March 31, 2005
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30	September 30	December 31	March 31
Revenue	$18,365	$20,475	$21,521	$28,005
Gross margin	6,499	6,711	7,441	10,275
Gross margin %	35%	33%	35%	37%
Operating expenses	4,469	4,529	4,385	5,314

Operating income	2,030	2,182	3,056	4,961
Interest expense	2,161	2,392	935	970
Other (income) expense	85	315	274	64

Income (loss) before provision	(216)	(525)	1,847	3,927
Provision for income taxes	123	71	711	1,529

Net income (loss)	$(339)	$(596)	$1,136	$2,398

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$0.02	$0.03

Diluted	$(0.01)	$(0.01)	$0.02	$0.03

	Year Ended March 31, 2006
	Quarter Ended
	(Amounts in thousands, except per share amounts)
	June 30	September 30	December 31	March 31
Revenue	$16,539	$22,700	$16,632	$22,699
Gross margin	5,667	7,596	5,456	9,746
Gross margin %	34%	34%	33%	43%
Operating expenses	5,118	4,691	4,704	5,141

Operating income	549	2,905	752	4,605
Interest expense	902	921	977	1,006
Other (income) expense	(236)	181	48	(53)

Income (loss) before provision (benefit)	(117)	1,803	(273)	3,652
Provision (benefit) for income taxes	(126)	719	(175)	1,449

Net income (loss)	$9	$1,084	$(98)	$2,203

Earnings (loss) per common share
Basic	$0.00	$0.01	$(0.00)	$0.03

Diluted	$0.00	$0.01	$(0.00)	$0.03