Form 10-Q
period 2006-06-30
FIREARMS TRAINING SYSTEMS INC
filed 2006-08-14
CIK 1021770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of August 8, 2006, there were 76,059,735 shares of the Registrant’s Class A Common Stock outstanding.

FIREARMS TRAINING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except for per share amounts)

	Three Months Ended June 30,
	2006	2005
Revenue	$16,886	$16,539
Cost of revenue	10,657	10,872

Gross margin	6,229	5,667

Operating expenses:
Selling, general and administrative	3,955	3,715
Research and development	1,027	1,403

Total operating expenses	4,982	5,118

Operating income	1,247	549

Other income (expense), net
Interest expense on debt	(993)	(902)
Other, net	(337)	236

Total other income (expense)	(1,330)	(666)

Loss before benefit for income taxes	(83)	(117)
Benefit for income taxes	(113)	(126)

Net income	$30	$9

Income per share
Basic income per share	$0.00	$0.00

Diluted income per share	$0.00	$0.00

Weighted average common shares outstanding – basic	76,056	75,945
Weighted average common shares outstanding – diluted	78,836	80,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares authorized, issued and outstanding and per share value)

	June 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$4,479
Restricted cash	2,854	2,838
Accounts receivable, net of allowance of $350	12,324	16,948
Costs and estimated earnings in excess of billings on incomplete contracts	10,296	9,518
Unbilled receivables	391	442
Inventories	14,332	13,786
Income taxes receivable	389	7
Deferred income taxes	385	126
Prepaid expenses and other current assets	1,457	1,763

Total current assets	44,906	49,907

Property and equipment, net	1,953	1,972

Other noncurrent assets:
Other	132	149
Deferred income taxes	404	638
Intangible assets, net	986	1,063

Total assets	$48,381	$53,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Long-term debt due within one year	$3,847	$3,540
Accounts payable	3,244	4,901
Accrued liabilities	4,817	5,514
Accrued interest	284	312
Income taxes payable	1,317	1,119
Billings in excess of cost and estimated earnings on incomplete contracts	2,072	2,216
Deferred revenue	1,354	758
Contract cost reserve	93	277
Warranty cost reserve	482	483

Total current liabilities	17,510	19,120

Long-term debt	23,438	27,845

Other noncurrent liabilities	336	438

Total liabilities	41,284	47,403

Commitments and contingencies

Preferred stock, 3,500 shares authorized; 3,203 shares issued and outstanding; liquidation value of $11,945 and $11,597 per share	32,028	32,028

Stockholders’ deficit:
Class A common stock, $0.000006 par value; 100 million shares authorized, 76,059,735 and 76,056,402 shares issued and outstanding	—	—
Additional paid-in capital	128,405	128,049
Accumulated deficit	(154,365)	(154,395)
Accumulated other comprehensive income	1,029	644

Total stockholders’ deficit	(24,931)	(25,702)

Total liabilities and stockholders’ deficit	$48,381	$53,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$30	$9

Adjustments for non-cash items:
Non-cash interest and financing costs	150	132
Depreciation and amortization	284	270
Non-cash stock compensation	355	—
Change in inventory reserve	(50)	63
Change in warranty cost and contract loss reserve	(185)	117
Loss on disposal of assets	—	13
Deferred income taxes	(25)	—
Changes in assets and liabilities:
Accounts receivable, net	4,624	(538)
Income taxes receivable	(382)	(155)
Costs and estimated earnings in excess of billings on uncompleted contracts	(778)	2,127
Unbilled receivables	51	157
Inventories	(496)	(2,100)
Prepaid expenses and other current assets	306	(596)
Accounts payable	(1,657)	(1,766)
Accrued liabilities	(725)	(1,686)
Income taxes payable	198	110
Billings in excess of costs and estimated earnings on uncompleted contracts	(144)	(1,719)
Deferred revenue	596	643
Noncurrent liabilities	(102)	(55)

Total adjustments	2,020	(4,983)

Net cash provided by (used in) operating activities	2,050	(4,974)

Cash flows from investing activities:
Change in restricted cash	(16)	15
Purchase of property and equipment	(252)	(278)

Net cash used in investing activities	(268)	(263)

Cash flows from financing activities:
Proceeds from long-term debt	981	3,500
Payments on long-term debt	(5,138)	(532)
Payment of deferred financing costs	—	(17)
Exercise of stock options	1	—

Net cash provided by (used in) financing activities	(4,156)	2,951

Effect of exchange rate changes on cash	373	(444)

Net decrease in cash and cash equivalents	(2,001)	(2,730)
Cash and cash equivalents, beginning of period	4,479	6,456

Cash and cash equivalents, end of period	$2,478	$3,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREARMS TRAINING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The unaudited condensed consolidated financial statements of Firearms Training Systems, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2007. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2006, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

3. Stock-based compensation

Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition approach method. Under this transition method, compensation costs for fiscal 2007 include costs for options granted prior to, but not vested at, March 31, 2006, and options vested in fiscal 2007. Therefore, results for prior periods have not been restated.

The adoption of SFAS 123R decreased net income by approximately $227,000 for the three months ended June 30, 2006, compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees.

The value computed for unvested options granted in prior years is being amortized on a pro forma basis over the vesting period of the options. Pro forma information (in thousands, except per share amounts) regarding net income (loss) and income (loss) per share as if the Company had accounted for options using the fair value method is as follows:

Three Months Ended June 30, 2005
Net income (loss):
As reported	$9
Fair value based compensation cost, net of taxes	(32)

Pro forma net (loss) attributable to common stockholders	$(23)

Basic and diluted income (loss) per share
As reported	$0.00

Pro forma	$(0.00)

As of June 30, 2006, there was approximately $1.1 million of unrecognized compensation cost related to unvested share-based compensation awards granted. We expect to recognize this cost over the next 4 years.

The Company did not issue options during the three months ended June 30, 2006 or 2005.

4. Inventory

Inventories consist primarily of simulators, computer hardware, projectors, and component parts. Inventories are valued at the lower of cost on a moving weighted average or market basis. Cost includes materials, labor, and factory overhead. Market is defined as net realizable value.

Inventories consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Raw materials	$8,717	$8,027
Work in process	3,100	3,995
Finished goods	3,162	2,461

Inventories, gross	14,979	14,483
Reserve for excess and obsolete inventory	(647)	(697)

Inventories	$14,332	$13,786

5. Long-term contracts

Costs and estimated earnings on uncompleted contracts and related amounts billed are as follows (in thousands):

	June 30, 2006	March 31, 2006
Costs incurred on uncompleted contracts	$58,333	$55,560
Estimated earnings	28,315	25,005

	86,648	80,565
Less: billings to date	(78,424)	(73,263)

	$8,224	$7,302

Such amounts are included in the following accounts (in thousands):

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,296	$9,518
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,072)	(2,216)

	$8,224	$7,302

6. Long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2006	March 31, 2006
Revolving credit facility	$2,843	$6,363
Long-term debt – Loan A	9,038	9,676
Long-term debt – Loan B	15,000	15,000
Accrued PIK	404	346

	27,285	31,385
Due within one year	(3,847)	(3,540)

Long-term debt	$23,438	$27,845

On September 30, 2004, the Company and its operating subsidiary, FATS, Inc., entered into a Revolving Credit, Term Loan and Security Agreement (the “New Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), a related party as described in Note 8, as administrative, payment and collateral agent for the lenders named therein. The New Credit Agreement permits a maximum borrowing capacity of $42 million and matures on September 30, 2009.

The New Credit Agreement provides for a revolving credit facility pursuant to which up to $12,000,000 in principal may be drawn (subject to adjustment based on letter of credit usage and compliance with identified leverage ratios), a $15,000,000 “Term A” loan and a $15,000,000 “Term B” loan. The revolving credit facility requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus .5% subject to a floor of 4.75% (8.75% at June 30, 2006). At June 30, 2006, the amount available on the revolving credit facility was $8,984,192, which includes $172,399 related to a letter of credit. Any amounts outstanding under the revolving credit facility are due in full on September 30, 2009. For the three months ended June 30, 2006 and 2005, interest expense on the revolving credit facility was approximately $91,000 and $17,000, respectively.

The Term A loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 3% subject to a floor of 7.25% (11.25% at June 30, 2006). The Company must also make scheduled quarterly payments of principal under the Term A loan. The quarterly principal payments required are in the amount of $451,917 for the first year of the term, $546,588 for the second through fourth years of the term, and $706,010 in the fifth year of the term. For the three months ended June 30, 2006 and 2005, interest expense on the Term A loan was approximately $266,000 and $314,000, respectively.

The Term B loan requires the Company to pay interest on a monthly basis in cash at an annual rate equal to the “prime rate” plus 6% subject to a floor of 10.25% (14.25% at June 30, 2006). The Company is also required to pay interest payable-in-kind (“PIK interest”), which accrues monthly at an annual rate of 1.5%. The PIK interest is due and payable on the earlier to occur of (i) the Company’s early redemption or termination of the Term B loan, (ii) the lender’s demand as a result of a default or (iii) September 30, 2009. The Company has the option at any time to pay the PIK interest in cash. Outstanding principal under the Term B loan is due in full at the maturity date. For the three months ended June 30, 2006 and 2005, interest expense on the Term B loan, including PIK interest, was approximately $598,000 and $513,000, respectively.

Borrowings under the New Credit Agreement are collateralized by substantially all of the Company’s assets. The Company has also pledged all of the stock of its operating subsidiary, FATS, Inc., and 65% of the stock of its foreign subsidiaries. The Company generally will be required to apply all proceeds it receives from transactions in which it sells any material assets, sells equity securities or incurs indebtedness for borrowed money as a mandatory prepayment on the outstanding obligations under the New Credit Agreement. In addition, subject to certain availability exceptions, the Company will be required to apply 50% of its excess cash flow each year as a mandatory prepayment. Among other restrictions, the New Credit Agreement includes certain restrictive covenants, including covenants related to future indebtedness, asset acquisitions and dispositions, investments and maintenance of required leverage ratios, minimum EBITDA, as defined, and fixed charge coverage ratios. In addition, the New Credit Agreement requires the Company to pay a number of lender fees including: (i) an unused credit line fee equal to 0.0417% per month of the difference between average outstanding revolving loans and the revolving loan cap; (ii) a monthly collateral management fee equal to 0.0417% per month of the average outstanding revolving loans; (iii) a monthly float day fee calculated in accordance with a specified formula; (iv) a letter of credit fee equal to 3% of the undrawn face amount of outstanding letters of credit; and (v) a termination fee (ranging from 1% to 2% of the amount prepaid as to the Term A loan, and either a yield maintenance fee calculated in accordance with a specified formula or up to 2% of the amount prepaid depending on the timing of the prepayment as to the Term B loan) in the event the term loans are prepaid prior to the second anniversary of the closing. For the three months ended June 30, 2006 and 2005, the expense associated with these lenders fees was approximately $29,000 for both years.

7. Preferred stock

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

The Company issued 3,202.78 shares of Series C preferred stock with a liquidation value of $10,000 (subject to adjustment to reflect any stock split, combination, reclassification or similar event involving the Series C Preferred) per share (approximately $32.03 million) in September 2004 in exchange for the then outstanding 32,027.80 shares of the Series B preferred stock. No gain or loss was recognized as a result of this exchange as the fair value of Series C approximated the fair value of Series B. The fair values were obtained by a third-party valuation. At June 30, 2006, the liquidation value for the Series C preferred stock was $11,945 per share.

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

8. Related party transactions

Special Situations Opportunity Fund I, LLC, one of the Term A lenders under the New Credit Agreement described in Note 6, is an affiliate of First Source Financial, Inc. First Source is one of the Company’s Series C preferred stockholders and an affiliate of First Source owns approximately 12.5% of the Company’s outstanding common stock. In addition, the primary lenders under the credit facility that was paid in full in connection with the New Credit Agreement included Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., Centre Partners Coinvestment, L.P. (collectively, the “Centre Entities”). The Centre Entities are among the Company’s largest stockholders. Three of the Company’s six directors are affiliated with the Centre Entities.

9. Net income per common share

Basic and diluted net income per share was calculated by dividing net income by the weighted average common shares outstanding for the three months ended June 30, 2006 and 2005.

Options to purchase 6,223,622 and 6,690,737 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, and were included in the computation of diluted EPS for the three months ended June 30, 2006 and 2005.

10. Contingencies and commitments

Product Warranty Cost Reserve

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual were as follows (in thousands):

	June 30, 2006	March 31, 2006
Balance – beginning	$483	$283
Claims paid	(130)	(481)
Warranties issued/(expired), net	129	681

Balance - ending	$482	$483

11. Supplemental cash flow disclosures

	Three Months Ended June 30,
	2006	2005
Cash paid (received) for (in thousands):
Interest	$286	$267
Income taxes	3	(48)

12. Comprehensive loss

	Three Months Ended June 30,
	2006	2005
Net income	$30	$9
Foreign currency translation adjustment	(385)	(480)

Comprehensive loss	$(355)	$(471)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s most recently filed Form 10-K for the fiscal year ended March 31, 2006.

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

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Report include, but are not limited to:

•	changes in laws and regulations, both domestically and in the international markets in which we compete,

•	diversion of funds that otherwise might be spent on our products in support of the war on terror,

•	changes in the competitive environment, including the introduction of competitors attracted by the prospect of increased government spending on security, especially with respect to large defense contractors,

•	changes in technology which may affect our existing and future product offerings,

•	disruptions in scheduled development of new products,

•	decline in market acceptance of existing products,

•	currency fluctuations,

•	the ability to realize cost reductions and operating efficiencies in a manner that does not unduly disrupt business operations,

•	industry consolidation and mergers that involve our competitors, especially with respect to large defense contractors,

•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,

•	general economic conditions including changes in customer budgets and spending profiles,

•	the fact that our U.S. and other government customers may generally terminate our contracts for convenience if termination is deemed by them to be in their best interests,

•	the fact that a significant portion of our revenues are derived from international sales, which are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates, and

•	the other risks identified in Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

SFAS No. 123(R)

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition approach method. The adoption decreased our net income by $227,000 for the three months ended June 30, 2006 compared to our previous method of accounting for share-based compensation under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees. We will incur approximately $1.1 million of expense over a weighted average of 4 years for all unvested options.

RESULTS OF OPERATIONS

The following table sets forth the operations of the Company as a percentage of gross revenues for the periods indicated:

	Three Months Ended June 30,
	2006	2005
Revenue	100.00%	100.00%
Cost of revenue	63.12	65.74

Gross Margin	36.88	34.26

Operating expenses
Selling, general and administrative	23.42	22.46
Research and development	6.08	8.48

Total operating expenses	29.50	30.94

Operating income	7.38	3.32

Other income (expense), net
Interest expense on debt	(5.88)	(5.45)
Other, net	(2.00)	1.43

Total other income (expense)	(7.88)	(4.02)

Loss before benefit for income taxes	(0.50)	(0.70)
Benefit for income taxes	(0.67)	(0.76)

Net income	.17	0.06

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005:

Net Revenues: Revenues increased $0.4 million, or 2.4%, to $16.9 million for the three months ended June 30, 2006, as compared to $16.5 million for the three months ended June 30, 2005. Sales to international customers for the three months ended June 30, 2006 increased $0.5 million, or 6.4%, to $8.3 million. The international sales increase is due primarily to the effort in a large, long-term percentage-of-completion contract in the Asian-Pacific region. Sales to U.S. military customers for the three months ended June 30, 2006 increased $0.1 million, or 1.3%, to $7.9 million. Sales to U.S. law enforcement customers for the three months ended June 30, 2006 decreased $0.2 million, or 22.8%, to $0.7 million.

Cost of Revenues: Cost of revenues decreased $0.2 million, or 1.8%, to $10.7 million for the three months ended June 30, 2006, as compared to $10.9 million for the three months ended June 30, 2005. As a percentage of revenues, cost of revenues for the three months ended June 30, 2006 decreased to 63.1%, as compared to 65.7% for the three months ended June 30, 2005. The decrease in cost of revenues as a percentage of revenues is attributed primarily to attaining significant cost reductions through more effective supply chain management and continued improvements in the manufacturing process.

Gross Profit: As a result of the foregoing, gross profit increased $0.5 million, or 8.8%, to $6.2 million, or 36.9% of revenues for the three months ended June 30, 2006, as compared to $5.7 million, or 34.2% of revenues, for the three months ended June 30, 2005.

Total Operating Expenses: Total operating expenses decreased $0.1 million, or 2.0%, to $5.0 million for the three months ended June 30, 2006, as compared to $5.1 million for the three months ended June 30, 2005. As a percentage of revenues, total operating expenses decreased to 29.5% for the three months ended June 30, 2006, as compared to 30.9% for the three months ended June 30, 2005. Selling, general and administrative (“SG&A”) expenses, which include bid and proposal activities, increased from $3.7 million for the three months ended June 30, 2005 to $4.0 million for the three months ended June 30, 2006. In addition, as a percentage of revenues, SG&A increased from 22.5% at June 30, 2005 to 23.4% at June 30, 2006. The increase in SG&A as a percentage of revenues is attributed primarily to the adoption of SFAS 123(R). Research and development costs decreased $0.4 million from $1.4 million for the three months ended June 30, 2005 to $1.0 million for the three months ended June 30, 2006 due primarily to the mix of effort between internal and customer-paid research and development during the quarter.

Operating Income: As a result of the foregoing, operating income increased $0.7 million to $1.2 million for the three months ended June 30, 2006, as compared to $0.5 million for the three months ended June 30, 2005. As a percentage of revenues, operating income was 7.4% of revenues for the three months ended June 30, 2006, as compared to 3.3% of revenues for the three months ended June 30, 2005.

Other Income (Expense), net: Other income (expense), net totaled $(1.3) million, or (7.9%) of revenues, for the three months ended June 30, 2006, as compared to $(0.7) million, or (4.0%) of revenues, for the three months ended June 30, 2005. The increase in other expense of $0.6 million is attributed primarily to the weaker U.S. dollar. The foreign exchange loss was $0.3 million for the three months ended June 30, 2006, as compared to a $0.2 million gain for the three months ended June 30, 2005.

Loss Before Benefit for Income Taxes: As a result of the foregoing, the loss before benefit for income taxes decreased $34,000 from a loss of $117,000 for the three months ended June 30, 2005 to a loss of $83,000 for the three months ended June 30, 2006.

Benefit for Income Taxes: The loss before income taxes for the three months ended June 30, 2006 resulted in a tax benefit of $113,000, while the loss before income taxes for the three months ended June 30, 2005 resulted in a tax benefit of $126,000.

Net Income: As a result of the foregoing, net income increased by $21,000 to net income of $30,000, or $0.00 diluted loss per share, for the three months ended June 30, 2006, from net income of $9,000, or $0.00 diluted income per share, for the three months ended June 30, 2005.

ANALYSIS OF BACKLOG

As of June 30, 2006, the Company had a backlog of approximately $51.4 million compared with $50.9 million as of June 30, 2005. As of June 30, 2006, our backlog consisted of $35.9 million from international customers, $15.2 million from U.S. military customers and $0.3 million from U.S. law enforcement customers. Management expects that approximately $33.2 million of backlog will be delivered during the remainder of fiscal 2007. The U.S. and other government customers may generally terminate contracts, in whole or in part, for default or convenience if such termination would be in the best interest of the customer. However, these contracts generally provide for reimbursement of actual costs incurred plus a reasonable profit through the date of termination.

A summary of changes in the Company’s backlog is as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Backlog – beginning of period	$62,771	$58,411
New bookings	5,505	9,070
Revenue	(16,884)	(16,539)

Backlog – end of period	$51,392	$50,942

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had working capital of $27.4 million compared to a working capital of $27.1 million as of June 30, 2005. The net $0.3 million increase in working capital is due primarily to a $2.5 million increase in costs and estimated earnings in excess of billings on incomplete contracts, $2.5 million decrease in deferred revenue and a net $1.0 million decrease in accounts payable and various accrued liability accounts, offset partially by a $1.3 million decrease in cash, $2.9 million decrease in accounts receivable and a net $1.4 million decrease in various other current asset accounts.

We had a net decrease in cash and cash equivalents of $2.0 million for the three months ended June 30, 2006, as compared to a net decrease of cash and cash equivalents of $2.7 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, the Company’s operating activities provided cash of approximately $2.1 million compared to the use of cash of $5.0 million for the three months ended June 30, 2005. During the three months ended June 30, 2006, cash flows from operations had a positive impact from significant cash receipts on accounts receivable. During this same period, cash outflows from financing activities were $5.1 million for long-term debt payments.

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

CONCENTRATION OF CREDIT RISK

As of June 30, 2006, approximately $10.7 million in accounts receivable, or 87% of total net accounts receivable, was due from five of the Company’s customers.

COMMITMENTS AND OTHER CONTRACTURAL OBLIGATIONS

Disclosure of Commitments and Other Obligations

June 30, 2006

(amounts in thousands)

	Total	Less than 1 year	Within 1-3 years	Within 4-5 years	After 5 years
Long-term debt
Revolving credit facility	$2,843	$—	$—	$2,843	$—
Long-term debt – Term A	9,038	3,847	4,851	340	—
Long-term debt – Term B	15,000	—	—	15,000	—
Accrued PIK	404	—	—	404	—
Other
Purchase orders	10,058	6,489	3,569	—	—
Operating lease obligations	1,888	955	888	42	3

Total	$39,231	$11,291	$9,308	$18,629	$3

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, the Company did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure arises from changes in interest rates and its impact on variable rate debt instruments. Our objectives in interest rate risk management are to limit the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. To achieve these objectives, we borrow at fixed rates when we have the opportunity and believe it is in the Company’s best interests to do so, and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to limit our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes. There were no derivative contracts in effect related to debt instruments at June 30, 2006 or 2005.

As of June 30, 2006, we had a total of approximately $23.4 million in variable rate debt at differing interest rates tied to the prime rate. If interest rates on the Company’s existing variable rate debt were to increase by 10% over the next twelve months, management believes there would be no material adverse impact on the Company’s results of operations or cash flow.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the ordinary course of its business, which in the opinion of management will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operation.

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Form 10-K for the fiscal year ended March 31, 2006 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. The following sets forth material changes from the risk factors set forth in our most recent Form 10-K.

The following risk factors are updated:

Our business relies on maintaining key customer relationships and certain key contracts.

In fiscal 2005, the Company’s largest customers accounted for approximately 69.8% of the Company’s revenues, with three customers accounting for more than 10% of revenues. In fiscal 2006, the Company’s largest customers accounted for approximately 75.1% of the Company’ revenues, with two customers accounting for more than 10% of revenues. In fiscal 2007, for the three months ended June 30, 2006, the Company’s largest customers accounted for approximately 78.8% of the Company’s revenues, with 3 customers each accounting for more than 10% of revenues. Given the nature of our contracts, revenues attributable to specific customers are likely to vary from year to year, and a significant customer in one year may not be a significant customer in a subsequent year. In order to reach our growth objectives, we will be required to seek contracts from new domestic and international customers as well as orders from existing customers for additional types of virtual simulated training solutions or increased quantities of previously ordered systems and simulated weapons. A significant decrease in demand by or the loss of one or more significant customers could have a material adverse effect on our results of operations or financial condition.

Our business relies on obtaining key government contracts that are subject to regulatory requirements and availability of public funds.

Most of our customers to date have been in the public sector of the U.S., including the federal, state and local governments, and in the public sectors of a number of other countries. Approximately 55.0% of our revenues for fiscal 2006 were attributable to sales to military authorities in the U.S., 5.7% were attributable to sales to law enforcement authorities in the U.S. and 39.3%, were attributable to sales to military and law enforcement authorities internationally. For fiscal 2007, approximately 46.6% of our revenues for the three months ended June 30, 2006 were attributable to sales to military authorities in the U.S, 4.2% were attributable to sales to law enforcement authorities in the U.S. and 49.2%, were attributable to sales to military and law enforcement authorities internationally. Sales to public sector customers are subject to a multiplicity of detailed regulatory requirements and public policies. For example, we are subject to export licensing requirements with respect to the transfer of arms and technical data used by our foreign subsidiaries to modify simulated weapons for use in systems supplied to international customers. The key regulatory requirements for FATS are (1) the International Traffic in Arms Regulations (ITAR) whose oversight is performed by the Directorate of Defense Controls (DDTC) of the U.S. State Department and (2) the U.S. Government Firearms Control Act whose oversight is performed by the Bureau of Alcohol, Tobacco and Firearms.

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

A significant portion of our sales is made to customers located outside the U.S., primarily in Europe and Asia. In fiscal 2006, 2005 and 2004, 39.3%, 45.1% and 51.6% of our revenues, respectively, were derived from sales to customers located outside the U.S. For the three months ended June 30, 2006, 49.2% of our revenues were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, wars, civil unrest, acts of terrorism and other conflicts, currency controls, exchange rate fluctuations and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. Political and economic factors have been identified by the Company with respect to certain of the markets in which we compete. There can be no assurance that these factors will not result in defaults by customers in making payments due to the Company, in reductions in the purchases of our products by international customers or in foreign currency exchange losses. We do not currently hedge these foreign currency transactions. In certain cases, we have reduced certain of the risks associated with international contracts by obtaining bank letters of credit to support the payment obligations of our customers and/or by providing in our contracts for payment in U.S. dollars.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

Our accumulated deficit and stockholders’ deficit was approximately $154.4 million and $25.7 million, respectively, as of March 31, 2006 and $154.4 million and $24.9 million, respectively, as of June 30, 2006. Moreover, the terms of our New Credit Agreement may limit our ability to, among other things:

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

DATED: August 14, 2006

FIREARMS TRAINING SYSTEMS, INC.

/S/ Gregory A. Ton
Gregory A. Ton
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)